Form 10-K/A
period 1996-01-31
PDG REMEDIATION INC
filed 1996-05-30
CIK 927761

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A NO. 1

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-82092

                             PDG REMEDIATION, INC.
             (Exact name of registrant as specified in its charter)


                 PENNSYLVANIA                                                           25-1741849
(State or other jurisdiction of incorporation                                        (I.R.S. Employer
                 or organization)                                                   Identification No.)


 300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                                               15146
  (Address of principal executive offices)                                               (Zip Code)

                                  412-856-6100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,250,000 as of March 29, 1996, computed on the basis of the average of the high and low trade prices on such date.

As of May 29, 1996, there were 2,470,320 shares of the registrant's common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the registrant's Form 10-K. ____

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the directors of the registrant. Messrs. Musacchio and Berkey, who were appointed pursuant to the registrant's By-laws, hold office until the registrant's 1996 annual meeting of shareholders. Messrs. Regan and Lee, who were also appointed pursuant to the registrant's By-Laws, hold office until the registrant's 1997 annual meeting of shareholders. Mr. D'Appolonia was elected at the annual meeting of shareholders of the registrant on September 25, 1995 for a term of three years.

                                             YEAR
              NAME, AGE                      FIRST
        PRINCIPAL OCCUPATION                ELECTED                          CERTAIN OTHER INFORMATION
        --------------------                -------                          -------------------------
John M. Musacchio (48)                       1994          Mr. Musacchio has served in his current positions since
President, Chief Operating                                 July 1994. Mr. Musacchio served as Vice President,
Officer and Director                                       Technical Services of PDG Environmental, Inc. ("PDGE") from
                                                           November 1992 until July 1994. In this position he was
                                                           responsible for PDGE's remediation business. From 1984
                                                           until November 1992, Mr. Musacchio was a partner at Paul C.
                                                           Rizzo Associates, Inc., an environmental consulting firm.
                                                           During that period he served as Director, Senior Vice
                                                           President and Chief Operating Officer of that corporation.

Edgar Berkey (55)                            1994          Dr. Berkey has served in his current position as President
President and Co-Founder                                   of the Center for Hazardous Materials Research, a
of Center for Hazardous                                    not-for-profit corporation which conducts applied research,
Materials Research (CHMR)                                  training, education and international technology projects
                                                           on government and industrial problems involving hazardous
                                                           materials and waste, since 1988. He has also served as
                                                           President of National Environmental Technology Applications
                                                           Corporation, a not-for-profit corporation which facilitates the commercialization of environmental technologies
                                                           developed by the public and private sectors since 1989.

John C. Regan (52)                           1994          Mr. Regan is the Chairman of the Board of Directors of the
Chairman of the Board of                                   registrant. He has served as Chairman and Chief Executive
Directors                                                  Officer of PDGE since December 1990 and as a director since
                                                           April 1989. He is the founder of Project Development Group,
                                                           Inc., now a wholly-owned subsidiary of PDGE which engages
                                                           in asbestos abatement services and has served as that
                                                           company's Chairman and President since 1984.

                                             YEAR
              NAME, AGE                      FIRST
        PRINCIPAL OCCUPATION                ELECTED                          CERTAIN OTHER INFORMATION
        --------------------                -------                          -------------------------
Richard V. Lee (45)                          1994          Mr. Lee has served in his current position as Vice
Vice President of J.A.                                     President of J.A. Jones Environmental Services Co., an
Jones Environmental                                        environmental services company specializing in general
Services Co.                                               contracting, construction management and environmental
                                                           clean-up, since April 1992. Prior thereto, from May 1988 to
                                                           March 1992, he was President of Enviro-Tech Abatement
                                                           Services Company, an asbestos abatement company which was a subsidiary of Jones Group, Inc., a holding company of a
                                                           national construction company, and which is now a
                                                           subsidiary of PDGE.


David J. D'Appolonia (52)                    1994          Mr. D'Appolonia has served as a director of the registrant since July 1994.  From December 1990 to April 1996, Mr.
                                                           D'Appolonia was Vice Chairman and President of PDGE.


Messrs. Berkey and Lee did not timely file a Statement of Changes in Beneficial Ownership on Form 4 or Form 5 to report the grant of 1,250 options by the registrant to each of them under the registrant's 1994 Stock Option Plan
(the "1994 Plan").

In addition, all directors and executive officers identified in this report did not timely file a Statement of Changes in Beneficial Ownership on Form 4 or Form 5 to report the repricing of certain options previously granted to them under the 1994 Plan.

EXECUTIVE OFFICERS OF REGISTRANT

NAME                                AGE              POSITION HELD
- ----                                ---              -------------
John C. Regan                       52               Chairman of the Board of Directors

John M. Musacchio                   48               President and Chief Operating Officer

Rose M. Cercone                     38               Treasurer, Chief Financial Officer and Secretary

Marcella Gallick                    40               Vice President, Remediation Services -
                                                     Mid Atlantic Operations

James Carter                        37               Vice President, Remediation Services -
                                                     Florida Operations

Rose M. Cercone, a CPA, has served as Treasurer and Chief Financial Officer of the registrant since July 1994 and as Secretary of the Registrant since May 1996. From July 1991 through October 26, 1995, she was Chief Financial Officer and Controller of PDGE. From April 1991 to June 1991, she was an independent consultant. Prior thereto, from

August 1985 to March 1991, she served successively as Manager of Financial Reporting and Director of Accounting and Financial Reporting for National Intergroup, Inc., a diversified holding company which during that time owned interests in a pharmaceutical distribution company, an aluminum company, a computer services company, a steel company and a partnership involved in the gathering and distribution of crude oil and petroleum products.

Marcella J. Gallick was appointed Vice President, Remediation Services, Mid Atlantic Operations in July 1994. From February 1993 to July 1994, she was Manager of Remediation at PDGE. From June 1985 to February 1993, Ms. Gallick was Principal and Director of Remediation Design for Paul C. Rizzo Associates, Inc., an environmental consulting firm.


James H. Carter was appointed as Vice President, Remediation Services, Florida Operations in July 1994. From February 1991 to July 1994, he was Branch Office Manager of PDGE's Port Canaveral, Florida office. From August 1987 to February 1991, Mr. Carter was Hydrogeologist/Territory Manager for Groundwater Technology, Inc.


ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth information with respect to the President and Chief Operating Officer concerning the compensation of such officer for each of the registrant's last three completed years. No other Executive Officer received an annual salary and bonus over $100,000 for any of the three years reported.

                                                   SUMMARY COMPENSATION TABLE

                ANNUAL COMPENSATION                                             LONG TERM COMPENSATION
                -------------------                                             ----------------------
                                                                                 AWARDS               PAYOUTS
                                                                                 ------               -------
          (a)             (b)         (c)        (d)           (e)            (f)            (g)           (h)            (i)

                                                                                         Securities
                                                          Other Annual    Restricted     Underlying                    All Other
       Name and                     Salary      Bonus     Compensation       Stock         Options        LTIP       Compensation
  Principal Position     Year(1)      ($)        ($)          ($)        Award(s) ($)      SARS(#)     Payouts ($)        ($)
  ------------------     -----       ----       -----     ------------   ------------     ---------    -----------   ------------
John M. Musacchio        1996       115,842     _____         _____          _____        100,000(2)      _____          _____
President and COO
                         1995       115,842     _____         _____          _____          _____         _____          _____

                         1994       122,421     _____         _____          _____         20,000(3)      _____          _____


(1)      Represents fiscal year ended January 31.

(2) 100,000 options were granted under the 1995 Qualified Incentive Stock Option Plan (the "1995 Plan"), subject to shareholder approval at the 1996 annual meeting. These options will vest immediately upon such shareholder approval of the 1995 Plan.

(3) 13,333 options are fully vested. The remaining options vest one-half on July 21, 1996 and one-half on July 21, 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR-END AND FISCAL YEAR-END OPTION/SAR VALUES

The following table shows the options under the 1994 Plan and the 1995 Plan that have been granted to the President and Chief Operating Officer.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES OF
                                                                                         STOCK PRICE APPRECIATION FOR
                          INDIVIDUAL GRANTS                                              OPTION TERM
                          -----------------                                              ------------------------------

             (a)                   (b)             (c)            (d)            (e)            (f)            (g)

                                NUMBER OF       % OF TOTAL
                                SECURITIES      OPTIONS/SARS
                                UNDERLYING      GRANTED TO     EXERCISE OR
                               OPTIONS/SARS     EMPLOYEES IN    BASE PRICE     EXPIRATION
        NAME                    GRANTED #      FISCAL YEAR     ($/SHARE)         DATE         5% ($)         10% ($)
        ----                  ------------     ------------   -----------     ----------      ------         -------
John M. Musacchio(1)             100,000             57            0.75         12/31/05       $47,200       $119,500


(1) These options granted under the 1995 Plan will become exercisable immediately upon shareholder approval of the 1995 Plan.


The following table sets forth information with respect to the President and Chief Operating Officer concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                   (a)                 (b)                       (c)                    (d)                       (e)

                                                                                                             VALUE OF UNEXERCISED
                                                                                   NUMBER OF UNEXERCISED         IN-THE-MONEY
                                                                                      OPTIONS/SARS AT           OPTIONS/SARS AT
                                                                                        FY-END (#)               FY-END ($)(A)

                                   SHARES ACQUIRED ON                                  EXERCISABLE/              EXERCISABLE/
       NAME                          EXERCISE (#)           VALUE REALIZED ($)        UNEXERCISABLE             UNEXERCISABLE
       ----                        ------------------        ------------------        -------------             -------------
John M. Musacchio                 ___                       ___                        13,333/106,667             5,000/40,000


(1) 10,000 options were exercisable effective February 9, 1995 and 3,333 were exercisable effective July 21, 1995. The 100,000 options granted under the 1995 Plan become exercisable immediately upon shareholder approval. The remaining 6,667 options vest one half (1/2) each year commencing July 21, 1996.

COMPENSATION OF DIRECTORS

The outside directors of the registrant receive $500 for each meeting they attend plus reimbursement for their actual expenses incurred in attending such meetings. In addition, the registrant has established the 1994 Plan which provides for the grants of options to employee and non-employee directors.

Pursuant to the 1994 Plan, each non-employee director is automatically granted an option to purchase 10,000 shares upon becoming a director. Commencing with the registrant's annual meeting of shareholders in 1995, each director who has served for at least 12 months is automatically granted an additional option to purchase 1,250 shares on the fifth business day following the registrant's annual meeting of shareholders. Options granted to non-employee directors are exercisable immediately upon grant and for a period of five years thereafter. No non-employee director may be awarded more than 15,000 options.

Options granted to non-employee directors have a per share exercise price equal to at least the fair market value of a share of the registrant's Common Stock at the time the option is granted. Options granted to non-employee directors terminate five years from grant or three months from the date of the director's termination of service on the Board, unless the termination is due to the director's disability, retirement or death, in which event the exercise period is extended to one year, but not beyond the original maximum term of the option. During the fiscal year ended January 31, 1996, Messrs. Berkey and Lee were each granted options to purchase 1,250 shares of the registrant's Common Stock.

Employee directors are not compensated in their role as directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

The registrant has entered into an Employment Agreement ("the Agreement"), dated November 30, 1995, with John M. Musacchio, President and Chief Operating Officer. Under the Agreement, Mr. Musacchio is to receive an annual salary of $120,000 or such greater amount as determined by the Board of Directors. In addition, Mr. Musacchio is entitled to participate in bonuses and/or incentive compensation as determined and awarded at the discretion of the Compensation Committee of the Board of Directors. Mr. Musacchio is also entitled to participate in the registrant's present or future benefit plans, insurance plans and other benefits generally applicable to the registrant's executives.

The registrant may terminate the employment of Mr. Musacchio at any time prior to a "change in control," as defined in the Agreement, in which event the Agreement is automatically terminated and Mr. Musacchio is entitled to severance in an amount equal to one year of his annual salary in effect as of the date of termination. Within three years after a "change in control," if the registrant terminates Mr. Musacchio's employment without cause, or if his position or offices with the registrant are changed or if Mr. Musacchio's salary or benefits are reduced from the level set forth in the Agreement, Mr. Musacchio shall be entitled to resign within six months of any of these events. In any such event, his resignation will be treated as a termination by the registrant, and he will be entitled to severance equal to two years annual salary.

Mr. Musacchio may terminate the Agreement provided he gives the registrant written notice of his intent to terminate at least six months before his anticipated termination date. During the term of the Agreement and for two years after his retirement, and during any time which Mr. Musacchio is receiving an annual salary from the registrant after the Agreement has been terminated, Mr. Musacchio may not directly or indirectly engage or participate, as defined in the Agreement, in any business which is substantially competitive with any business then actively conducted by the registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 24, 1996 with respect to beneficial ownership of the registrant's Common Stock by: (i) all persons known to the registrant to be considered to own beneficially more than five (5%) percent of the registrant's Common Stock; (ii) all directors of the registrant; and (iii) all of the registrant's executive officers and directors as a group.

                                                         AMOUNT AND NATURE                   PERCENTAGE OF CLASS
                                                           OF BENEFICIAL                          OF COMMON
           NAME OF BENEFICIAL OWNER                     OWNERSHIP OF STOCK                     SHARES OWNED(1)
           ------------------------                     ------------------                     ---------------
PDG Environmental, Inc.                                     1,470,320                               59.5%
300 Oxford Drive
Monroeville, Pennsylvania 15146

Anthony J. Pace                                               146,300                                5.9%
981 Madison Avenue
New York, New York 10021

Kennedy Capital Management, Inc.                              183,000                                7.4%
425 N. New Ballas Road, Suite 181
St. Louis, Missouri 63141

John M. Musacchio (2)(3)(4)                                   113,383                                4.6%

John C. Regan (2)(3)(4)(5)                                  1,480,320                               59.9%

David J. D'Appolonia (2)(4)                                    10,000                                  *

Edgar Berkey (2)(4)                                            11,250                                  *

Richard V. Lee (2)(4)                                          11,250                                  *

All directors and officers of the                           1,692,869                               68.5%
registrant as a group including those
named above (8 persons) (4)(5)


(1)       Percentage ownership based on 2,470,320 shares of Common Stock.

(2)       Director

(3)       Officer

(4) Includes 10,000 shares of Common Stock that may be acquired by each of Messrs. Regan and D'Appolonia, 11,250 shares of Common Stock that may be acquired by each of Messrs. Berkey and Lee, and 113,333 shares of Common Stock that may be acquired by Mr. Musacchio, pursuant to options granted under the 1994 Plan and the 1995 Plan.

(5) Includes, in the aggregate, the 1,470,320 shares held by PDGE attributable to Mr. Regan as a director of PDGE.

*         Indicates less than 1%.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH AFFILIATED PARTIES

TRANSACTIONS WITH JONES

The registrant has established an alliance with Jones Group, Inc. ("Jones") pursuant to which the registrant serves as a subcontractor to Jones with respect to a certain contract for remedial action work for the U.S. Navy. The contract is expected to result in yearly total revenues of $15 million per year for up to five years with the registrant's portion of such revenues to amount to $2 million to $5 million for each of these years. In addition, the registrant is hopeful of pursuing other similar contracts with Jones in the future. Richard V. Lee is a director of the registrant and Vice President of
J. A. Jones Environmental Services Company.

MANAGEMENT AND ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to the terms of a certain management and administrative services agreement, dated as of October 19, 1994, between the registrant and PDGE (the "Management Services Agreement"), PDGE agreed to provide certain direct and indirect services to the registrant. The agreement has an initial term beginning on October 19, 1994 and expired on December 31, 1994 and is automatically renewable for successive one month terms unless either party gives the other timely notice of cancellation. The agreement provides that PDGE will provide certain executive personnel, office space, utilities, office equipment and other services to the registrant. The registrant will pay PDGE either on a fixed fee basis, on an allocation basis or on a direct reimbursement basis, depending upon the nature of the service. Upon the termination of the Management Services Agreement, the registrant will have to either hire new employees to perform those services or contract with third parties to do so. Management of the registrant believes that the Management Services Agreement is on terms at least as favorable to the registrant as terms that could have been negotiated with independent third parties. However, due to the conflict of interest created by the relationship between the registrant and PDGE, including the conflict created by the sharing of certain employees, the Management Services Agreement cannot be performed on an arm's length basis. During the fiscal year ended January 31, 1996, the registrant paid PDGE a total of $30,000 for services performed under the Management Services Agreement. In the future, the registrant does not anticipate the extensive use of the services of PDGE pursuant to the Management Services Agreement.

FUTURE TRANSACTIONS

Any future transactions between the registrant and an affiliate of the registrant will be made or entered into on terms at least as favorable to the registrant as could be attained from unaffiliated independent third parties. All such transactions must be approved by a majority of the independent outside members of the registrant's Board of Directors who do not have an interest in the transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PDG REMEDIATION, INC.

                                   By  /s/ JOHN M. MUSACCHIO
                                      ----------------------------------
                                      John M. Musacchio
                                      President, Chief Operating Officer
                                      and Director

Date: May 30, 1996