Form 10-Q
period 1996-04-30
PDG REMEDIATION INC
filed 1996-06-14
CIK 927761

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996 OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________

                        COMMISSION FILE NUMBER 33-82092

                             PDG REMEDIATION, INC.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                  25-1741849
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                   15146
 (Address of principal executive offices)                   (Zip Code)


                                  412-856-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
As of May 31, 1996, there were 2,470,320 shares of the registrant's common stock outstanding.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                        PAGE
    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements

        (a)   Condensed Consolidated Balance Sheets as of April 30, 1996 (unaudited) and January 31,
              1996                                                                                                       3

        (b)   Consolidated Statements of Operations for the Three Months Ended April 30, 1996 and
              1995 (unaudited)                                                                                           4

        (c)   Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1996 and
              1995 (unaudited)                                                                                           5

        (d)   Notes to Consolidated Financial Statements (unaudited)                                                     6

    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
              Operations                                                                                                 9

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         13

    Item 5.   Other Information                                                                                         13

    Item 6.   Exhibits and Reports on Form 8-K                                                                          13

    Signatures                                                                                                          14

                         PART I.  FINANCIAL INFORMATION
                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       APRIL 30,          JANUARY 31,
                                                                                          1996                1996*
                                                                                      ------------        ------------
                                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                      $     404,000      $      362,000
Cash held in escrow                                                                        838,000             968,000
Accounts receivable - net                                                                  852,000           1,626,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                  2,494,000           2,320,000
Other current assets                                                                       148,000             137,000
                                                                                     -------------      --------------

TOTAL CURRENT ASSETS                                                                     4,736,000           5,413,000

PROPERTY, PLANT AND EQUIPMENT                                                              664,000             617,000
Less:  accumulated depreciation                                                           (474,000)           (437,000)
                                                                                     -------------      --------------
                                                                                           190,000             180,000

OTHER ASSETS                                                                                21,000              21,000
                                                                                     -------------      --------------

TOTAL ASSETS                                                                         $   4,947,000      $    5,614,000
                                                                                     =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                     $     814,000      $    1,052,000
Insurance company accrual                                                                1,284,000           1,284,000
Accrued liabilities                                                                        567,000             491,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                  28,000               8,000
Accrued income taxes                                                                        27,000              48,000
Payable to parent                                                                            3,000             117,000
Accrued loss on sale of discontinued operation                                             140,000             140,000
Current portion of long-term debt                                                           25,000              16,000
                                                                                     -------------      --------------

TOTAL CURRENT LIABILITIES                                                                2,888,000           3,156,000

LONG-TERM DEBT                                                                              46,000              20,000

STOCKHOLDERS' EQUITY
Common stock                                                                                25,000              25,000
Additional paid-in capital                                                               4,768,000           4,768,000
Retained earnings (deficit)                                                             (2,780,000)         (2,355,000)
                                                                                     -------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                                               2,013,000           2,438,000
                                                                                     -------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   4,947,000      $    5,614,000
                                                                                     =============      ==============

*DERIVED FROM AUDITED FINANCIAL STATEMENTS.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTHS
                                                                                              ENDED APRIL 30,
                                                                                    ----------------------------------
                                                                                          1996               1995
                                                                                     --------------     --------------
CONTRACT REVENUES                                                                    $   1,293,000       $   2,018,000
CONTRACT COSTS                                                                           1,028,000           1,304,000
                                                                                     -------------       -------------

Gross margin                                                                               265,000             714,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               595,000             547,000
                                                                                     -------------       -------------

(Loss) income from operations                                                             (330,000)            167,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                        (101,000)           (114,000)
  Interest income                                                                            4,000               6,000
  Other income                                                                               2,000                   -
                                                                                     -------------       -------------
                                                                                           (95,000)           (108,000)
                                                                                     -------------       -------------
(Loss) income from continuing operations before income taxes                              (425,000)             59,000

INCOME TAX PROVISION                                                                             -                   -
                                                                                     -------------       -------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                                  (425,000)             59,000

DISCONTINUED OPERATION:

  Loss from operation of GeoLogic                                                                 -           (146,000)
                                                                                     --------------      -------------

NET LOSS                                                                             $    (425,000)      $     (87,000)
                                                                                     =============       =============

NET (LOSS) INCOME PER COMMON SHARE:

  (Loss) income from continuing operations                                           $       (0.17)      $        0.02
  Discontinued operation                                                                         -               (0.06)
                                                                                     --------------      -------------
  Net loss per common share                                                          $       (0.17)      $       (0.04)
                                                                                     =============       =============

AVERAGE COMMON SHARES OUTSTANDING                                                        2,470,000           2,410,000
                                                                                     =============       =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED APRIL 30,
                                                                                         ---------------------------------
                                                                                             1996                1995
                                                                                         -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $    (425,000)     $      (87,000)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Depreciation and amortization                                                               57,000              40,000
    Provision for losses on accounts receivable                                                 12,000              80,000
    Other                                                                                            -              (2,000)

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Cash held in escrow                                                                        130,000             (16,000)
    Accounts receivable                                                                        762,000             245,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                                (174,000)           (427,000)
    Other current assets                                                                       (31,000)            (75,000)
    Net assets of discontinued operation                                                             -            (836,000)
    Accounts payable                                                                          (238,000)             41,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                                  20,000             (80,000)
    Accrued liabilities                                                                         76,000             187,000
    Payable to parent, net                                                                    (114,000)            137,000
    Accrued income taxes payable                                                               (21,000)              1,000
                                                                                         -------------      --------------

TOTAL ADJUSTMENTS                                                                              479,000            (705,000)
                                                                                         -------------      --------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                    54,000            (792,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                    (47,000)            (42,000)
                                                                                         -------------      --------------
NET CASH USED BY INVESTING ACTIVITIES                                                          (47,000)            (42,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on common shares sold in initial public offering                                          -           2,151,000
  Proceeds on warrants sold                                                                          -             100,000
  Proceeds from debt                                                                            40,000           3,676,000
  Principal payments on debt                                                                    (5,000)         (4,652,000)
                                                                                         -------------      --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       35,000           1,275,000
                                                                                         -------------      --------------

Net Increase in Cash and Short-Term Investments                                                 42,000             441,000
Cash and Short-Term Investments, Beginning of Period                                           362,000               7,000
                                                                                         -------------      --------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                           $     404,000      $      448,000
                                                                                         =============      ==============

See accompanying notes to consolidated financial statements.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED APRIL 30, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial statements of PDG Remediation, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 1996 were of a normal, recurring nature. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1996, as amended by Form 10-K/A dated May 30, 1996, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2 -- BUSINESS ACTIVITIES

EDI PROGRAM

The Corporation has historically performed a substantial amount of work under a Florida state funded site rehabilitation program, known as the "EDI Program," which provided for the remediation of contaminated sites related to the storage of petroleum and petroleum products. During the Corporation's fiscal year ended January 31, 1996, the EDI Program was substantially modified to establish a protocol for continued work on sites based on their priority ranking and a pre-approval process for both the scope and the cost of work for petroleum clean up program tasks. The revised Florida state funded site rehabilitation program is known as the "Pre-Approval Program."

As a result of the changes in the EDI Program, the Corporation experienced a material adverse change in its operations during the last three quarters of fiscal 1996 and in the first quarter of fiscal 1997, which included substantial reductions in contract revenues and significant operating losses since the number of sites in the Corporation's backlog immediately eligible for continued reimbursement were significantly reduced. Further, volume at the Corporation's thermal treatment facility, GeoLogic Recovery Systems ("GeoLogic"), was significantly affected by the EDI Program changes and, accordingly, the Corporation sold this facility on April 25, 1996. The effective date of the sale of GeoLogic was January 31, 1996.

The Corporation has responded to the impact of the EDI Program changes on its operations through reductions in staff and other overhead costs, the reallocation of a portion of its workforce to cover existing backlog at its Pennsylvania remediation service operation, the discontinuance of its thermal treatment facility, increased marketing efforts focused on obtaining remediation service contracts for high priority sites eligible for reimbursement under the Pre-Approval Program, and the identification of potential acquisitions to replace the revenues lost.

Although the Corporation has increased its backlog of high priority sites eligible under the Pre-Approval Program in recent months, delays associated with the Pre-Approval Program have prevented the Corporation from commencing work on these high priority sites. As a result of these delays, the Corporation generated a loss in the quarter ended April 30, 1996 and expects that its operations will continue to be adversely affected in the second quarter of fiscal 1997.

The state of Florida passed legislation at the end of May 1996 that includes measures to satisfy the existing obligations to fund the backlog under the EDI Program. The legislation requires clean-ups to continue on the basis of priority rankings under the Pre-Approval Program and also authorizes clean-up in advance of a site's priority ranking on a limited basis to facilitate property transactions or public works projects pursuant to a Pre-Approval Advance Clean-Up ("PAC") provision. The legislation provides for the State of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, in exchange for this accelerated payment, reimbursement applications will be paid at a discount effective January 1, 1997. The annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the Florida Department of Environmental Protection ("FDEP") anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

The Corporation estimates that the acceleration of payments by the FDEP on reimbursement applications under the EDI Program will include the early release of cash, which is currently being held in escrow to cover future interest costs and potential disallowances on reimbursement applications, and the termination of interest obligations. In addition, it is anticipated that the satisfaction of the backlog by the FDEP will result in an increase in the annual allocation of new work from the FDEP, thus accelerating the Corporation's ability to access its backlog of higher priority sites.

Until the FDEP establishes a schedule of anticipated payment dates, the Corporation will not be able to determine the impact of discounting on its operating results. However, the Corporation may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

The Corporation is required to complete all field work under the existing EDI Program by no later than July 31, 1996, and the FDEP must be invoiced for this work by no later than December 31, 1996.

POTENTIAL ACQUISITION

During March 1996, the Corporation entered into a letter of intent to acquire SPATCO Environmental, Inc. ("SEI"), an environmental remediation services company located in the southeastern United States, from its sole shareholder, Vigour Holding & Finance b v, in exchange for shares of the Corporation's common stock and preferred stock. For the fiscal year ended December 31, 1995, SEI generated revenues of approximately $11.7 million and a loss before interest and taxes of $47,000. SEI's results of operations for the fiscal year ended December 31, 1995 included the effects of a management fee of $493,000 which was paid to an affiliate of SEI. The Corporation intends to provide similar services to SEI upon completion of the purchase which the Corporation anticipates will result in significant cost savings compared to the current management fee.

The Corporation believes that the effect of this acquisition will be to replace and expand the Corporation's revenues which were severely depressed by the changes in the EDI Program in the fiscal year ended January 31, 1996. The consummation of the transaction is subject to a number of conditions, including the negotiation and execution of a definitive agreement and the replacement of certain financing currently outstanding with respect to SEI. It is currently anticipated that the transaction will close during the second or third quarter of fiscal 1997.

NOTE 3 - DISCONTINUED OPERATION

On April 25, 1996, the Corporation sold its interest in GeoLogic to Specialty Environmental, Inc., effective as of January 31, 1996, in exchange for the assumption by Specialty Environmental, Inc. of all of the obligations and liabilities of GeoLogic. Concurrently, the Corporation entered into a Surrender and Release Agreement, effective as of January 31, 1996, with respect to an equipment lease associated with the facility in exchange for a $0.22 million payment.

The operations of GeoLogic have been reflected as discontinued in the accompanying financial statements. Net sales of GeoLogic were $0.6 million for the three months ended April 30, 1995.

NOTE 4  - FEDERAL INCOME TAXES

The Corporation recognized a loss for financial reporting purposes during the three months ended April 30, 1996; therefore, no income tax provision has been recognized in this period. The Corporation did not recognize an income tax provision for the three months ended April 30, 1995 based upon its anticipated effective tax rate for the full year.

Income taxes paid by the Corporation for the three months ended April 30, 1996 and 1995 totaled approximately $1,000 and $2,000, respectively.

NOTE 5  - LINE OF CREDIT

PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of the Corporation, currently maintains a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Sirrom Agreement") which provides $4.0 million of funding relative to unbilled amounts under the EDI Program through August 21, 1997. The Sirrom Agreement enables the Corporation to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. The Corporation is advanced 100% of amounts billed under the EDI Program, but is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. In connection with the execution of the Sirrom Agreement, the Corporation also issued Sirrom Environmental Funding, LLC a warrant to purchase 100,000 shares of the Corporation's common stock at an exercise price of $1.37 per share. The warrant expires on January 31, 1999 and the Corporation has recorded $50,000 as the estimated fair market value of the warrant.

The Corporation and PDGE are guarantors on the Sirrom Agreement. As of April 30, 1996, the Corporation was advanced approximately $2.1 million under the Sirrom Agreement. The Corporation has provided an indemnification to Sirrom Environmental Funding, LLC for any amounts advanced to the Corporation under the current Sirrom Agreement and under a previous agreement which are not reimbursed under the EDI Program in the amount of $2.8 million.

The Corporation paid interest costs totaling approximately $87,000 and $238,000 during the three months ended April 30, 1996 and 1995, respectively.

NOTE 6 - NET LOSS PER SHARE

Primary earnings per share are calculated by dividing the net loss by the weighted average of common shares outstanding since the Corporation's common stock was sold to the public effective February 9, 1995.

Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three months ended April 30, 1996 and 1995, since the exercise of such options and warrants would be anti-dilutive.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

PDGES is currently involved in litigation with International Surplus Lines Insurance Company ("ISLIC") as a result of insurance advances made to PDGES by ISLIC as described in further detail in Item 1. Legal Proceedings contained in
Part II located elsewhere herein. A judgment rendered against PDGES would have a detrimental impact on the Corporation's future cash flow.

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1996, as amended by Form 10-K/A dated May 30, 1996, the Corporation has been named as a defendant in a purported class action lawsuit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 AND 1995

The Corporation's contract revenues during the three months ended April 30, 1996 decreased by approximately 36% to $1.3 million from $2.0 million reported for the three months ended April 30, 1995. The significant reduction in contract revenues in the current quarter is due to changes in the EDI Program in late March 1995, under which the majority of the Corporation's Florida remediation service operation revenues have historically been generated. The Corporation experienced an 84% decline in revenues at its Florida remediation service operation in the current three months, which was offset in part by a 220% increase in revenues at its Pennsylvania remediation service operation.

The Corporation's gross margin also decreased significantly in the three months ended April 30, 1996 to $0.3 million compared to $0.7 million in the same three month period of the prior fiscal year. The Corporation's Florida remediation service operation experienced an 85% reduction in gross margin in the current quarter due to the changes in the EDI Program in late March 1995 under which a substantial portion of this operations historical revenues were generated. Although the Corporation responded to these changes by accumulating a backlog of sites under the new Pre-Approval Program in Florida and seeking private remediation contracts, the work which the state of Florida has permitted to be performed under the Pre-Approval Program has been limited. Further, access to work in the private remediation market in Florida has been extremely competitive. The Corporation responded to the significant reduction in gross margin at its Florida remediation service operation by further staff reductions at this location in late March 1996 and will continue to evaluate the prospects for this operation on an ongoing basis. Gross margins reported at the Corporation's Pennsylvania remediation service operation during the three months ended April 30, 1996 increased by 64% due to favorable margins under a large contract.

Selling, general and administrative expenses increased slightly to $0.59 million in the first quarter of the current fiscal year compared to $0.55 million in the first quarter of the prior fiscal year. The increase in the current quarter is the result of higher legal costs associated with litigation involving the Corporation. In addition, selling, general and administrative expenses at the Corporation's Florida remediation service operation remained high in the three months ended April 30, 1996 in relation to the significantly lower revenue levels due to higher indirect labor costs associated with marketing and proposal efforts. The Corporation has taken steps to reduce selling, general and administrative costs at its Florida remediation service operation through staff reductions and reductions in other overhead expenses. Selling, general and administrative expenses at the Corporation's Pennsylvania remediation service operation actually declined as a percentage of contract revenues in the current three month period compared to the prior year three month period due to an increase in billable labor.

The factors described above resulted in the Corporation reporting a loss from operations of $0.33 million for the three months ended April 30, 1996 compared to income from operations of $0.17 million for the three months ended April 30, 1995.

During the quarter ended April 30, 1996, interest expense decreased slightly to $0.10 million compared to $0.11 million for the quarter ended April 30, 1995. Although the Corporation's long-term debt has decreased when comparing the two quarters, the Corporation continues to recognize interest expense on work performed under the EDI Program which has been funded through Sirrom Environmental Funding, LLC and another contractor.

The Corporation recognized a small amount of interest income in the three months ended April 30, 1996 and 1995 on invested cash balances.

Due to a loss for financial reporting purposes during the three months ended April 30, 1996, the Corporation has not provided for any income taxes during the period. For the three months ended April 30, 1995, the Corporation did not recognize any income tax provision based upon its anticipated full year effective income tax rate.

The Corporation recognized a loss associated with its discontinued thermal treatment services facility, GeoLogic, of $0.15 million for the first quarter of the prior fiscal year. GeoLogic was sold on April 25, 1996 and the Corporation reflected it as a discontinued operation effective January 31, 1996. GeoLogic reported a loss in the three months ended April 30, 1995 due to lower volume and a lower sales price realized for soil processed at the facility which the Corporation feels was indirectly attributable to the EDI Program changes.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity decreased slightly during the three months ended April 30, 1996 as cash and short-term investments decreased to $0.40 million compared to $0.45 million in the three months ended April 30, 1995. The Corporation's cash and short-term investment balance at April 30, 1995 included a $0.25 million treasury bill which served as collateral for an outstanding line of credit.

The increase in cash and short-term investments in the current three month period is the result of cash provided by operating activities of $0.05 million and cash provided by financing activities of $0.03 million, offset by cash used by investing activities of $0.05 million. Cash provided by operating activities during the three months ended April 30, 1996 included a decrease in accounts receivable of $0.76 million due to cash collections on EDI receivables, a decrease of $0.13 million in cash held in escrow due to the payments made to cover the interest costs and the commitment fee under the Sirrom Agreement, an increase in accrued liabilities of $0.08 million related to the timing of payments, and $0.07 million related to depreciation and amortization and the provision for losses on accounts receivable. These cash inflows generated by operating activities were partially offset by cash outflows related to the net loss for the three months of $0.4 million, a reduction in accounts payable of $0.2 million which principally related to a payment associated with the sale of GeoLogic, payments to PDGE for services provided of $0.1 million, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $0.2 million due to the timing of contract activity, and $0.05 million of other miscellaneous cash outflows.

The cash inflows associated with financing activities of $0.03 million in the three months ended April 30, 1996 related to net proceeds generated from borrowings. Cash outflows of $0.05 million in the current quarter were used to fund financing activities for the purchase of property, plant and equipment.

During the three months ended April 30, 1995, the Corporation's liquidity increased significantly as cash and short-term investments increased by $0.4 million principally due to cash provided from financing activities of $1.3 million, offset by cash outflows associated with investing activities of $0.04 million and cash outflows used to fund operating activities of $0.8 million.

The Corporation's cash flows from financing activities in the three months ended April 30, 1995 included $2.3 million of proceeds from the initial public offering of the Corporation's stock and warrants, $3.7 million from the refinancing of indebtedness in February 1995, and the repayment of indebtedness of $4.7 million under a line of credit in February 1995.

Cash flows used to fund the Corporation's operating activities totaled $0.8 million for the three months ended April 30, 1995 and included an increase in net assets of the discontinued operation, GeoLogic, of $0.8 million, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $0.4 million due to additional revenues under the EDI Program, a $0.1 million increase in other current assets, a $0.1 million reduction in billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of contract activity and $0.1 million related to the net loss for the period. These cash outflows associated with operating activities were partially offset by cash inflows which included a $0.2 million reduction in accounts receivable due to cash collections, a $0.2 million increase in accrued liabilities due to the timing of payments, a $0.1 million increase in the payable to parent as a result of certain services provided by PDGE, and $0.1 million related to depreciation and amortization and the provision for losses on accounts receivable.

Cash outflows used to fund investing activities for the three months ended April 30, 1995 of $0.04 million were for the purchase of property, plant and equipment.

At April 30, 1996 the Corporation's backlog is expected to result in contract revenues of approximately $3.0 million to $5.0 million for the remainder of fiscal 1997. The Corporation anticipates that its Florida remediation service operation will continue to be adversely affected in the second quarter of fiscal 1997 by delays associated with the Pre-Approval

Program which have prevented the Corporation from commencing work on high priority sites. The Corporation will continue to evaluate the available backlog of work at its Florida remediation service operation in future quarters.

The Corporation currently maintains an agreement with Sirrom Environmental Funding, LLC which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The agreement with Sirrom, which expires on August 21, 1997, enables the Corporation, through its wholly-owned subsidiary PDGES, to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. The Corporation is advanced 100% of amounts billed; however, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. The Corporation and PDGE are guarantors on the Sirrom agreement. At April 30, 1996, PDGES has been advanced approximately $2.1 million under the Sirrom agreement.

Due to prior year operating losses and operating losses experienced by the Corporation in the three months ended April 30, 1996, the Corporation has limited funds available to meet its ongoing working capital requirements. However, the Corporation believes that the proceeds generated under the Sirrom Agreement combined with cash generated from future operations should enable it to meet its ongoing liquidity requirements for the remainder of fiscal 1997. The Corporation will continue to closely monitor its liquidity requirements on an ongoing basis and will be prepared to implement further cost reduction measures to conserve cash as required.

PROSPECTIVE INFORMATION

Since a substantial portion of the Corporation's historical revenues have been generated both directly and indirectly under the EDI Program, the Corporation's operations were materially adversely affected in fiscal 1996 and the first quarter of fiscal 1997 by changes in the EDI Program. The Corporation has responded to these changes through the implementation of cost reductions, the sale of its GeoLogic facility, increased marketing efforts to actively participate under the new Pre-Approval Program in the state of Florida, and the identification of potential acquisitions to replace the revenues lost.

Although the Corporation has increased its backlog of high priority sites eligible under the Pre-Approval Program in recent months, delays associated with the Pre-Approval Program have prevented the Corporation from commencing work on these high priority sites. The Corporation believes that its operations will continue to be adversely affected in the second quarter of fiscal 1997 as a result of these delays. The Corporation will continue to closely monitor the operating results at its Florida remediation service operation and the available backlog of work during the second quarter of fiscal 1997.

The State of Florida passed legislation at the end of May 1996 that includes measures to satisfy the existing obligations to fund the backlog under the EDI Program. The legislation requires clean-ups to continue on the basis of priority rankings under the Pre-Approval Program and also authorizes clean-up in advance of a site's priority ranking on a limited basis to facilitate property transactions or public works projects pursuant to a Pre-Approval Advance Clean-Up provision. The legislation provides for the State of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, in exchange for this accelerated payment, reimbursement applications will be paid at a discount effective January 1, 1997. The annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the FDEP anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

The Corporation estimates that the acceleration of payments by the FDEP on reimbursement applications under the EDI Program will include the early release of cash, which is currently being held in escrow to cover future interest costs and potential disallowances on reimbursement applications, and the termination of interest obligations. In addition, it is anticipated that the satisfaction of the backlog by the FDEP will result in an increase in the annual allocation of new work from the FDEP, thus accelerating the Corporation's ability to access its backlog of higher priority sites.

The Corporation will not be able to determine the impact of discounting on its operating results until the FDEP establishes a schedule of anticipated payment dates. However, the Corporation may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

The Corporation is required to complete all field work under the existing EDI Program by no later than July 31, 1996 and the FDEP must be invoiced for this work by no later than December 31, 1996.

PDGES is currently involved in litigation with ISLIC as a result of insurance advances made to PDGES by ISLIC. A judgment rendered against PDGES would have a detrimental impact on the Corporation's future cash flow.

The Corporation has also been named in a purported class action suit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws. The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

International Surplus Lines Insurance Company vs. PDG Environmental Services, Inc., in the United States District Court for the Middle District of Florida, Case No. 94-1101-CV-ORL-19. On or about November 10, 1994, the Plaintiff, ISLIC, filed a complaint against PDGES to recover certain refunds claimed to be owed by PDGES to ISLIC as a result of insurance advances made to PDGES on behalf of two of ISLIC's insured customers. ISLIC claims that PDGES was paid for its work by both ISLIC and the Florida Department of Environmental Regulations under the EDI Program. ISLIC contends that PDGES must reimburse ISLIC for the specific items ISLIC paid which were also paid for by the State of Florida. However, ISLIC has never specified the items for which it has requested reimbursement. PDGES contests the amount and the timing of such reimbursements. ISLIC claims that, pursuant to its agreement with its two insured, ISLIC paid PDGES $1,744,993 for clean-up costs and that PDGES reimbursed ISLIC $412,000 for a net advance of $1,334,993. According to the records of PDGES, ISLIC actually paid only $1,346,220, which PDGES recorded as a current liability when it was received. Without a breakdown of costs from ISLIC identifying which clean-up costs were paid for by ISLIC, PDGES cannot determine the specific amount of ISLIC's claim.

On December 19, 1994, PDGES filed an Answer and Counterclaims to the Complaint in which PDGES vigorously contests the allegations in the Complaint. The counterclaim is for an amount in excess of $2,517,215, and this amount continues to increase. The basis of the counterclaim is that PDGES has continued to clean up sites covered by ISLIC insurance. The counterclaim is based upon the legal theories of breach of contract, bad faith (insurance), unjust enrichment, promissory estoppel and implied contract. PDGES and ISLIC met in March 1996 to explore settlement options; however, to date the parties have been unable to reach a settlement. Discovery with respect to the matter was completed in May 1996. Motions for summary judgment were filed on behalf of both PDGES and ISLIC on May 3, 1996, and each party filed a response to the other party's motion on May 29, 1996. PDGES has made an additional offer of settlement to ISLIC, but ISLIC has not yet responded. If neither party's summary judgment motion is granted, or no settlement is reached, trial is expected to commence on August 5, 1996.

ITEM 5.  OTHER INFORMATION

The registrant has historically performed a substantial amount of work under the EDI Program in the State of Florida. The EDI Program was substantially modified during the registrant's fiscal year ended January 31, 1996. These modifications continued to have a material adverse effect on the registrant's operations in the three months ended April 30, 1996. Further, the Florida legislature recently passed a bill to satisfy the State of Florida's existing obligations to fund the backlog under the EDI Program.

The modifications in the EDI Program and the legislative activity are discussed in further detail in Note 2 to the consolidated financial statements of the registrant contained in Part I located elsewhere herein.

The registrant has entered into a letter of intent to acquire SPATCO Environmental, Inc. from its sole shareholder. This potential acquisition is discussed in greater detail in Note 2 to the consolidated financial statements of the registrant contained in Part I located elsewhere herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                                                                         PAGES OF SEQUENTIAL
                                                                                                           NUMBERING SYSTEM
        27   Financial data schedule

(b)     Reports on Form 8-K

        The registrant did not file any reports on Form 8-K during the three months ended April 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PDG REMEDIATION, INC.

                                      By /s/ JOHN M. MUSACCHIO
                                        -----------------------------------
                                        John M. Musacchio
                                        President and Chief Operating Officer

                                      By /s/ ROSE M. CERCONE
                                        -----------------------------------
                                        Rose M. Cercone
                                        Chief Financial Officer

Date:  June 14, 1996