Form 10-Q
period 1996-07-31
PDG REMEDIATION INC
filed 1996-09-16
CIK 927761

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO
                           ------------  --------------

                        COMMISSION FILE NUMBER 33-82092


                             PDG  REMEDIATION, INC.
             (Exact name of registrant as specified in its charter)


             PENNSYLVANIA                                     25-1741849
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                               Identification No.)


300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                      15146
(Address of principal executive offices)                       (Zip Code)


                                  412-856-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
As of September 6, 1996, there were 2,470,320 shares of the registrant's common stock outstanding.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                        PAGE
    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements

        (a)   Condensed Consolidated Balance Sheets as of July 31, 1996 (unaudited) and January 31,  1996                3

        (b)   Consolidated Statements of Operations for the Three Months Ended July 31, 1996 and
              1995 (unaudited)                                                                                           4

        (c)   Consolidated Statements of Operations for the Six Months Ended July 31, 1996 and 1995
              (unaudited)                                                                                                5

        (d)   Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1996 and 1995
              (unaudited)                                                                                                6

        (e)   Notes to Consolidated Financial Statements (unaudited)                                                     7

    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of Operations            10

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         15

    Item 4.   Submission of Matters to a Vote of Security Holders                                                       15

    Item 5.   Other Information                                                                                         15

    Item 6.   Exhibits and Reports on Form 8-K                                                                          16

    Signatures                                                                                                          17

                         PART I.  FINANCIAL INFORMATION
                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JULY 31,           JANUARY 31,
                                                                                          1996                1996*
                                                                                      ------------         -----------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                         $  304,000          $  362,000
Cash held in escrow                                                                        820,000             968,000
Accounts receivable - net                                                                  509,000           1,626,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                  2,338,000           2,320,000
Receivable from parent                                                                       4,000                  --
Other current assets                                                                       260,000             137,000
                                                                                        ----------          ----------

TOTAL CURRENT ASSETS                                                                     4,235,000           5,413,000

PROPERTY, PLANT AND EQUIPMENT                                                              714,000             617,000
Less:  accumulated depreciation                                                           (510,000)           (437,000)
                                                                                        ----------          ----------
                                                                                           204,000             180,000

OTHER ASSETS                                                                                20,000              21,000
                                                                                        ----------          ----------

TOTAL ASSETS                                                                            $4,459,000          $5,614,000
                                                                                        ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                        $  919,000          $1,052,000
Insurance company accrual                                                                  454,000           1,284,000
Accrued liabilities                                                                        611,000             491,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                  12,000               8,000
Accrued income taxes                                                                         8,000              48,000
Payable to parent                                                                                -             117,000
Accrued loss on sale of discontinued operation                                             121,000             140,000
Current portion of long-term debt                                                           24,000              16,000
                                                                                        ----------          ----------

TOTAL CURRENT LIABILITIES                                                                2,149,000           3,156,000

INSURANCE COMPANY ACCRUAL                                                                  681,000                  --

LONG-TERM DEBT                                                                              40,000              20,000

STOCKHOLDERS' EQUITY
Common stock                                                                                25,000              25,000
Additional paid-in capital                                                               4,768,000           4,768,000
Retained earnings (deficit)                                                             (3,204,000)         (2,355,000)
                                                                                        ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                                                               1,589,000           2,438,000
                                                                                        ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $4,459,000          $5,614,000
                                                                                        ==========          ==========


*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                                ENDED JULY 31,
                                                                                        ------------------------------
                                                                                           1996                1995
                                                                                        -----------         ----------
CONTRACT REVENUES                                                                       $1,216,000          $  915,000
CONTRACT COSTS                                                                             909,000             614,000
                                                                                        ----------          ----------

Gross margin                                                                               307,000             301,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               621,000             540,000
                                                                                        ----------          ----------

Loss from operations                                                                      (314,000)           (239,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                        (111,000)            (98,000)
  Interest income                                                                            1,000               5,000
                                                                                        -----------         ----------
                                                                                          (110,000)            (93,000)
                                                                                        ----------          ----------
Loss from continuing operations before income taxes                                       (424,000)           (332,000)

INCOME TAX PROVISION                                                                            --                  --
                                                                                        ----------          ----------

LOSS FROM CONTINUING OPERATIONS                                                           (424,000)           (332,000)

DISCONTINUED OPERATION:
  Loss from operation of GeoLogic                                                               --            (329,000)
                                                                                        ----------          ----------

NET LOSS                                                                                $ (424,000)         $ (661,000)
                                                                                        ==========          ==========


NET LOSS PER COMMON SHARE:
  Loss from continuing operations                                                           $(0.17)             $(0.14)
  Discontinued operation                                                                        --               (0.13)
                                                                                        ----------          ----------
  Net loss per common share                                                                 $(0.17)             $(0.27)
                                                                                        ==========          ==========


AVERAGE COMMON SHARES OUTSTANDING                                                        2,470,000           2,470,000
                                                                                        ==========          ==========


See accompanying notes to consolidated financial statements.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JULY 31,
                                                                                        ------------------------------
                                                                                           1996               1995
                                                                                        ----------          ----------
CONTRACT REVENUES                                                                       $2,509,000          $2,933,000
CONTRACT COSTS                                                                           1,937,000           1,918,000
                                                                                        ----------          ----------

Gross margin                                                                               572,000           1,015,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,216,000           1,087,000
                                                                                        ----------          ----------

Loss from operations                                                                      (644,000)            (72,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                        (212,000)           (212,000)
  Interest income                                                                            5,000              11,000
  Other income                                                                               2,000                  --
                                                                                        ----------          ----------
                                                                                          (205,000)           (201,000)
                                                                                        ----------          ----------
Loss from continuing operations before income taxes                                       (849,000)           (273,000)

INCOME TAX PROVISION                                                                            --                  --
                                                                                        ----------          ----------

LOSS FROM CONTINUING OPERATIONS                                                           (849,000)           (273,000)

DISCONTINUED OPERATION:
  Loss from operation of GeoLogic                                                               --            (475,000)
                                                                                        ----------          ----------

NET LOSS                                                                                 $(849,000)         $ (748,000)
                                                                                        ==========          ==========

NET LOSS PER COMMON SHARE:
  Loss from continuing operations                                                           $(0.34)             $(0.11)
  Discontinued operation                                                                        --               (0.20)
                                                                                        ----------          ----------
  Net loss per common share                                                                 $(0.34)             $(0.31)
                                                                                        ==========          ==========


AVERAGE COMMON SHARES OUTSTANDING                                                        2,470,000           2,440,000
                                                                                        ==========          ==========


See accompanying notes to consolidated financial statements.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                                 FOR THE SIX MONTHS
                                                                                                    ENDED JULY 31,
                                                                                            ------------------------------
                                                                                               1996                1995
                                                                                            ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $ (849,000)         $ (748,000)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Depreciation and amortization                                                              112,000              87,000
    Provision for losses on accounts receivable                                                 20,000             105,000
    Other                                                                                       11,000              (1,000)

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Cash held in escrow                                                                        148,000            (131,000)
    Accounts receivable                                                                      1,097,000           1,456,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                                 (18,000)            571,000
    Other current assets                                                                       (80,000)            (98,000)
    Net assets of discontinued operation                                                            --            (201,000)
    Accounts payable                                                                          (133,000)            (37,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                                   4,000            (127,000)
    Accrued income taxes payable                                                               (40,000)             (1,000)
    Accrued liabilities                                                                       (121,000)            132,000
    Payable to parent, net                                                                    (121,000)            155,000
    Accrued loss on sale of discontinued operation                                             (19,000)                 --
                                                                                            ----------          ----------

TOTAL ADJUSTMENTS                                                                              860,000           1,910,000
                                                                                            ----------          ----------

CASH PROVIDED BY OPERATING ACTIVITIES                                                           11,000           1,162,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                    (97,000)            (53,000)
                                                                                            ----------          ----------
NET CASH USED BY INVESTING ACTIVITIES                                                          (97,000)            (53,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on common shares sold in initial public offering                                         --           2,151,000
  Proceeds on warrants sold                                                                         --             100,000
  Proceeds from debt                                                                            40,000           3,676,000
  Principal payments on debt                                                                   (12,000)         (6,417,000)
                                                                                            ----------          ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                28,000            (490,000)
                                                                                            ----------          ----------

Net (Decrease) Increase in Cash and Short-Term Investments                                     (58,000)            619,000
Cash and Short-Term Investments, Beginning of Period                                           362,000               7,000
                                                                                            ----------          ----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                              $  304,000          $  626,000
                                                                                            ==========          ==========


See accompanying notes to consolidated financial statements.

                     PDG REMEDIATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of PDG Remediation, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 1996, were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 1996, are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1996, as amended by Form 10-K/A dated May 30, 1996, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2 - BUSINESS ACTIVITIES

FLORIDA OPERATIONS

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

As a result of the changes in the EDI Program, the Corporation experienced a material adverse change in its operations during the last three quarters of fiscal 1996 and in the first six months of fiscal 1997, which included substantial reductions in contract revenues and significant operating losses since the number of sites in the Corporation's backlog immediately eligible for continued reimbursement were significantly reduced. Further, volume at the Corporation's thermal treatment facility, GeoLogic Recovery Systems ("GeoLogic"), was significantly affected by the EDI Program changes and, accordingly, the Corporation sold this facility on April 25, 1996. The effective date of the sale of GeoLogic was January 31, 1996.

The Corporation reacted to the impact of these EDI Program changes on its operations through the implementation of cost reductions and increased marketing efforts at its Florida remediation service operation; planned growth within its Pennsylvania remediation service operation; and the identification of acquisitions to replace the revenues lost.

Although the Corporation has made some progress toward the replacement of these revenues by increasing its backlog of high priority sites eligible under the Pre-Approval Program, delays by the State of Florida have prevented the Corporation from commencing work on these sites. As a result of ongoing losses at the Corporation's Florida operation, in August 1996, the Corporation made a decision to exit the remediation market in Florida. The Corporation intends, to the extent possible, to sell the existing assets of this operation or, if that is not feasible, to close the operation by no later than November 30, 1996.

The state of Florida passed legislation at the end of May 1996 that includes measures to satisfy the existing obligations to fund the backlog under the EDI Program. The legislation requires clean-ups to continue on the basis of priority rankings under the Pre-Approval Program. The legislation provides for the State of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, in exchange for this accelerated payment, reimbursement applications will be paid at a discount effective January 1, 1997. The annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the Florida Department of Environmental Protection ("FDEP") anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

The Corporation estimates that the acceleration of payments by the FDEP on reimbursement applications under the EDI Program will include the early release of cash, which is currently being held in escrow to cover future interest costs and potential disallowances on reimbursement applications, and the termination of interest obligations during the second quarter of calendar year 1997.

Until the FDEP establishes a schedule of anticipated payment dates, the Corporation will not be able to determine the impact of discounting on its operating results. However, the Corporation may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

The Corporation was required to complete all field work under the existing EDI Program by no later than July 31, 1996, and the FDEP must be invoiced for this work by no later than December 31, 1996.

POTENTIAL ACQUISITION

During March 1996, the Corporation entered into a letter of intent to acquire SPATCO Environmental, Inc. ("SEI"), an environmental remediation services company located in the southeastern United States, from its sole shareholder, Vigour Holding & Finance b v, in exchange for shares of the Corporation's common stock and preferred stock. For the fiscal year ended December 31, 1995, SEI generated revenues of approximately $11.7 million and a loss before interest and taxes of $47,000. SEI's results of operations for the fiscal year ended December 31, 1995 included the effects of a management fee for services rendered of $493,000 which was paid to an affiliate of SEI. The Corporation intends to provide similar services to SEI upon completion of the purchase which the Corporation anticipates will result in cost savings compared to the current management fee.

The Corporation believes that the effect of this acquisition will be to replace and expand the Corporation's revenues which were severely depressed by the changes in the EDI Program in the fiscal year ended January 31, 1996. On August 21, 1996, the Corporation entered into a definitive agreement to acquire SEI. The closing of the transaction is subject to the replacement of certain financing currently outstanding with respect to SEI. It is anticipated that the transaction will close during the third quarter of fiscal 1997.

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

The operations of GeoLogic have been reflected as discontinued in the accompanying financial statements. Net sales of GeoLogic were $0.1 million and $0.7 million for the three and six months ended July 31, 1995, respectively.

NOTE 4  - FEDERAL INCOME TAXES

The Corporation recognized a loss for financial reporting purposes during the six months ended July 31, 1996 and 1995; therefore, no income tax provision has been recognized.

Income taxes paid by the Corporation for the six months ended July 31, 1996 and 1995 totaled approximately $2,000 and $4,000, respectively.

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

The Corporation and PDGE are guarantors on the Sirrom Agreement. As of July 31, 1996, the Corporation was advanced approximately $2.3 million under the Sirrom Agreement. The Corporation has provided an indemnification to Sirrom Environmental Funding, LLC for any amounts advanced to the Corporation under the current Sirrom Agreement and under a previous agreement which are not reimbursed under the EDI Program in the amount of $3.0 million.

The Corporation paid interest costs totaling approximately $233,000 and $362,000 during the six months ended July 31, 1996 and 1995, respectively.

NOTE 6 - NET LOSS PER SHARE

Primary earnings per share are calculated by dividing the net loss by the weighted average of common shares outstanding since the Corporation's common stock was sold to the public effective February 9, 1995.

Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three and six months ended July 31, 1996 and 1995, respectively, since the exercise of such options and warrants would be anti-dilutive.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

As discussed in further detail in Item 1. Legal Proceedings contained in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, PDGES was involved in litigation with International Surplus Lines Insurance, Inc. ("ISLIC") as a result of insurance advances made to PDGES by ISLIC. PDGES and ISLIC have recently arrived at an agreement in principle to settle this matter. PDGES has agreed to pay a total of $1,135,000 in equal monthly payments of $37,883.33 over a 30-month period. No interest will be applied. The parties filed a Joint Stipulation for Dismissal of the matter in the U.S. District Court for the Middle District of Florida and are currently executing the terms of a settlement and mutual release, including indemnification of PDGES. At July 31, 1996, the Corporation had recorded $1,135,000 as the amount owed to ISLIC.

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1996, as amended by Form 10-K/A dated May 30, 1996, the Corporation, certain of its officers and directors, and the underwriters of the initial public offering have been named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 AND 1995

Contract revenues as reported by the Corporation increased significantly during the three months ended July 31, 1996 to $1.2 million compared to $0.9 million in the three months ended July 31, 1995 which represented a total increase of 33% when comparing the respective three month periods. The increase in contract revenues in the current three month period is due to a substantial increase in contract revenues of 149% at the Corporation's Pennsylvania remediation service operation which more than offset the 47% decline in contract revenues at the Corporation's Florida remediation service operation, which has continued to be adversely affected by changes in the EDI Program in late March 1995.

The Corporation's gross margin during each of the three month periods ended July 31, 1996 and 1995 remained constant at $0.3 million. The Corporation's Pennsylvania remediation service operation increased by 186% when comparing the quarter ended July 31, 1996 to the quarter ended July 31, 1995 due to favorable margins experienced under a large contract. The overall improvement in margins at the Pennsylvania remediation service operation were offset by the 66% reduction in gross margin experienced in the current quarter at the Florida remediation service operation due to the changes in the EDI Program in late March 1995. Although the Corporation responded to these changes by accumulating a backlog of sites under the new Pre-Approval Program and by actively pursuing private remediation contracts, the Corporation has been hampered by its inability to perform work on sites under the Pre-Approval Program due to priority limitations imposed by the state of Florida and by extreme competitive conditions in the market for private remediation work in the state. Further, the Corporation instituted staff reductions in March 1996 at this operation and, in August 1996, made a decision to exit the remediation market in Florida, as discussed further under "Prospective Information."

Selling, general and administrative expenses increased to $0.62 million in the three months ended July 31, 1996 compared to $0.54 million in the same three month period of the prior fiscal year. Selling, general and administrative expenses at the Corporation's Florida remediation service operation continued to remain high in the current three month period in relation to the significantly lower revenue levels due to higher indirect labor costs associated with efforts to obtain new work. The Corporation has made ongoing efforts to contain these costs through staff reductions and reductions in other overhead expenses; however, in August 1996 a decision was made by the Corporation to exit the remediation market in Florida. At the Corporation's Pennsylvania remediation service operation, selling, general and administrative expenses declined as a percentage of contract revenues in the three months ended July 31, 1996 compared to the same three month period of the prior fiscal year due to higher billable labor. Selling, general and administrative expenses associated with the corporate office were higher in the current three month period principally as a result of legal and accounting costs associated with certain litigation involving the Corporation and certain insurance costs.

As a result of the factors described above, the Corporation reported a loss from operations of $0.31 million for the three months ended July 31, 1996 compared to a loss from operations of $0.24 million for the three months ended July 31, 1995.

Interest expense reported by the Corporation increased slightly to $0.11 million in the second quarter of fiscal 1997 versus $0.10 million in the second quarter of the prior fiscal year principally due to higher interest rates associated with work which was performed under the EDI Program and has been funded through Sirrom Environmental Funding, LLC ("Sirrom"). In spite of the fact that the Corporation's long-term debt has decreased when comparing the two quarters, the Corporation continues to recognize interest expense on work performed under the EDI Program which has been funded through Sirrom and another contractor.

Since the Corporation recorded a loss for financial reporting purposes during each of the three month periods ended July 31, 1996 and 1995, and based upon its anticipated full year effective income tax rate in each of these fiscal years, no income taxes have been provided during these periods.

During the three months ended July 31, 1995, the Corporation recognized a loss from its discontinued thermal treatment services facility, GeoLogic, of $0.33 million due to the shutdown of the facility for the majority of the period. GeoLogic was sold on April 25, 1996 and the Corporation reflected it as a discontinued operation effective January 31, 1996.

SIX MONTHS ENDED JULY 31, 1996 AND 1995

During the six months ended July 31, 1996, the Corporation's contract revenues decreased by approximately 14.5% to $2.5 million compared to $2.9 million reported in the same six month period of the prior fiscal year. The reduction in contract revenues in the current six month period is due to a 75% decline in revenues at the Corporation's Florida remediation service operation due to the changes in the EDI Program in late March 1995. A substantial portion of the Corporation's contract revenues were generated under this program in prior fiscal years. The significant decline in revenues which the Corporation experienced at its Florida remediation service operation was offset in part by a 183% increase in revenues at its Pennsylvania remediation service operation, principally due to increased revenues under a large federal contract.

The Corporation's gross margin decreased significantly in the six months ended July 31, 1996 to $0.57 million versus $1.0 million in the six months ended July 31, 1995. The majority of the decrease related to an 80% reduction in gross margin at the Corporation's Florida remediation service operation due to the changes in the EDI Program. The Corporation has been actively engaged in replacing the revenues lost by the changes in the EDI Program by accumulating a backlog of sites under the new Pre-Approval Program in Florida and identifying private remediation work; however, the Corporation has been unable to perform significant work on its backlog of sites under the Pre-Approval Program due to priority limitations imposed by the state of Florida and the market for private work has been extremely competitive. Gross margins at the Corporation's Pennsylvania remediation service operation increased by 117% when comparing the six months ended July 31, 1996 and 1995 due to favorable margins under a large contract which helped to partially offset the negative margins experienced at the Florida remediation service operation.

Selling, general and administrative increased to $1.2 million in the six months ended July 31, 1996 versus $1.1 million in the six months ended July 31, 1995. The increase in the current six months is principally due to higher legal and accounting costs associated with certain litigation involving the Corporation and certain insurance costs. In addition, selling, general and administrative expenses at the Corporation's Florida remediation service operation continued to remain high during the current six month period in spite of significantly lower revenue levels as a result of an increase in indirect labor costs associated with marketing and proposal efforts to replace lost revenues. The Corporation's Pennsylvania remediation service operation experienced a decline in selling, general and administrative expenses as a percentage of contract revenues in the current six month period compared to the prior year's six month period as billable labor at this operation increased.

As a result of the factors described above, the Corporation reported a loss from operations of $0.6 million for the six months ended July 31, 1996 versus a loss from operations of $0.07 million for the same six month period of the prior fiscal year.

Interest expense remained constant at $0.2 million when comparing the two six month periods. Although the Corporation's long-term debt decreased when comparing the two six month periods, the Corporation continues to recognize interest expense on work performed under the EDI Program which has been funded through Sirrom and another contractor.

The Corporation recognized a small amount of interest income in each of the six month periods on invested cash balances.

Due to the recognition of a loss for financial reporting purposes and based upon the Corporation's anticipated full year effective income tax rate, the Corporation has not provided for any income taxes during the six months ended July 31, 1996 and 1995.

The Corporation recognized a loss of $0.47 million in the six months ended July 31, 1996 associated with its thermal treatment services facility, GeoLogic, which was discontinued effective January 31, 1996 and sold on April 25, 1996. The losses experienced at GeoLogic resulted from reduced volume and prices at the facility which the Corporation believes was indirectly attributable to the EDI Program changes and the shutdown of the facility for the majority of the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 1996, the Corporation's liquidity decreased by $0.06 million as cash and short-term investments totaled $0.30 million at July 31, 1996 compared to $0.36 million at January 31, 1996.

The decrease in cash and short-term investments in the current six month period is attributable to cash used to fund investing activities of $0.1 million, which was offset in part by cash provided by financing activities of $0.03 million and cash provided by operating activities of $0.01 million.

Cash provided by operating activities in the current six month period of $0.01 million included a $1.1 million reduction in accounts receivable due to collections on receivables under the EDI Program, a $0.1 million decrease in cash held in escrow due to the payments made to cover interest costs and expenses under the Sirrom Agreement and settlements pursuant to another escrow agreement, and $0.1 million related to depreciation and amortization, the provision for losses on accounts receivable, and other miscellaneous cash inflows. The cash inflows generated by operating activities were almost fully offset by cash outflows related to the net loss for the current six months of $0.85 million, a reduction in accounts payable of $0.1 million which principally related to a payment associated with the sale of GeoLogic, a decrease in accrued liabilities of $0.1 million related to the timing of payments, an increase in other current assets of $0.1 million principally related to prepaid insurance, payments to PDGE of $0.1 million as settlement of the intercompany balance, and $0.1 million of other miscellaneous cash outflows.

Cash outflows associated with investing activities of $0.1 million in the current six month period related to the purchase of property, plant and equipment. Cash inflows from financing activities of $0.03 million included $0.04 million of proceeds from new indebtedness offset by principal payments on existing indebtedness.

During the six months ended July 31, 1995, the Corporation's liquidity increased significantly as cash and short-term investments increased by $0.6 million due to cash inflows provided by operating activities of $1.2 million, offset in part by cash used by financing activities of $0.5 million and cash outflows used to fund investing activities of $0.1 million.

The Corporation's cash inflows provided by operating activities of $1.2 million for the six months ended July 31, 1995 included a decrease in accounts receivable of $1.5 million and a $0.6 million reduction in costs and estimated earnings in excess of billings on uncompleted contracts; both of these reductions related to the changes in the EDI Program which enabled the Corporation to bill certain outstanding work. Other cash inflows from operating activities in the six months ended July 31, 1995 included an increase in accrued liabilities of $0.1 million related to the timing of certain payments, an increase in the payable to parent of $0.2 million related to the settlement of the intercompany balance associated with the sale of 40.5% of the Corporation to the public, and $0.2 million related to depreciation and amortization and the provision for losses on accounts receivable. The Corporation's cash outflows associated with operating activities in the six months ended July 31, 1995, which partially offset the positive cash inflows, principally included $0.7 million related to the net loss reported in the period, a $0.1 million increase in other current assets associated with prepaid insurance, a $0.2 million increase in the net assets of the discontinued operation, GeoLogic, a $0.1 million increase in cash held in escrow due to funding work performed under the EDI Program, and a $0.1 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts due to the timing of certain contract activity.

Cash outflows associated with the Corporation's financing activities in the six months ended July 31, 1995 included $6.4 million of principal payments on debt which related to repayments under existing lines of credit. The cash outflows associated with financing activities were partially offset by cash inflows of $2.25 million related to proceeds from the initial public offering of the Corporation's common stock and warrants, and $3.7 million related to refinancing of indebtedness under lines of credit.

Cash outflows of $0.05 million during the six month period ended July 31, 1995 related to the purchase of property, plant and equipment.

At July 31, 1996, the Corporation's backlog is expected to result in contract revenues of approximately $2.0 million to $3.0 million for the remaining six months of fiscal 1997 which has been adjusted to reflect the Corporation's decision to exit the remediation business in Florida as discussed in the paragraphs which follow.

The Corporation currently maintains an agreement with Sirrom Environmental Funding, LLC which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The agreement with Sirrom, which expires on August 21, 1997, enables the Corporation, through its wholly-owned subsidiary PDGES, to fund amounts billed under the EDI Program at the prime rate of interest , as defined, plus 3%. The Corporation is advanced 100% of amounts billed; however, it is required to deposit 34% into an escrow account to cover potential disallowances and future interest costs. The Corporation and PDGE are guarantors on the Sirrom Agreement. At July 31, 1996, the Corporation has been advanced approximately $2.3 million under the Sirrom Agreement.

The Corporation is also in the process of entering into a settlement agreement with respect to certain litigation involving ISLIC which will require the Corporation to make monthly payments of approximately $38,000 which will have a negative impact on the Corporation's future liquidity.

Due to prior and current year operating losses, the Corporation has limited funds available to meet its ongoing working capital requirements. However, the Corporation believes that the proceeds generated under the Sirrom Agreement combined with cash generated from operations should enable it to meet its ongoing liquidity requirements for the remainder of fiscal 1997. The Corporation will continue to closely monitor its liquidity requirements on an ongoing basis and will be prepared to implement further cost reduction measures to conserve cash as required.

PROSPECTIVE INFORMATION

During the past eighteen months, the Corporation has experienced significant operating losses, the majority of which are attributable to the changes in the EDI Program, since a substantial portion of the Corporation's historical revenues were generated under this program. The Corporation reacted to the impact of these changes through the implementation of cost reductions and increased marketing efforts at its Florida remediation service operation, planned growth within its Pennsylvania remediation service operation, and the identification of acquisitions to replace the revenues lost.

The Corporation has made some progress toward the replacement of these revenues by increasing its backlog of high priority sites eligible under the new Pre-Approval Program in the state of Florida; however, delays under the new program have prevented the Corporation from commencing work on these high priority sites. As a result of the ongoing losses which the Corporation has continued to experience at its Florida remediation service operation, in August 1996, the Corporation made a decision to exit the remediation market in Florida. The Corporation intends, to the extent possible, to sell the existing assets of this operation or, if that is not feasible, to close the operation by no later than November 30, 1996. The Corporation expects to record the financial effects of this decision within the next two months.

The Corporation also expects to finalize the acquisition of SPATCO Environmental, Inc. by the end of September 1996 which is expected to result in a substantial increase in the Corporation's prospective revenues and enable the Corporation to increase its customer base in certain geographical areas.

In May 1996, the state of Florida passed legislation which included a measure to satisfy existing obligations to fund the backlog under the EDI Program. The legislation provides for the state of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, in exchange for this accelerated payment, reimbursement applications will be paid at a discount effective January 1, 1997. The annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the FDEP anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

The Corporation estimates that the acceleration of payments by the FDEP on reimbursement applications under the EDI Program will include the early release of cash, which is currently being held in escrow to cover future interest costs and potential disallowances on reimbursement applications, and the termination of interest obligations during the second quarter of calendar year 1997. The Corporation was required to complete all field work under the existing EDI Program by no later than July 31, 1996 and the FDEP must be invoiced for this work by no later than December 31, 1996.

The Corporation will not be able to determine the impact of discounting on its operating results until the FDEP establishes a schedule of anticipated payment dates, however, the Corporation may be required to record an adjustment to reflect the negative impacting of the discounting on its results of operations and financial condition.

The Corporation, certain of its officers and directors, and the underwriters of the initial public offering have been named in a purported class action suit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws. The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in further detail in Item 1. Legal Proceedings contained in the registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, PDGES was involved in litigation with International Surplus Lines Insurance, Inc. ("ISLIC") as a result of insurance advances made to PDGES by ISLIC. PDGES and ISLIC have recently arrived at an agreement in principle to settle this matter. PDGES has agreed to pay a total of $1,135,000 in equal monthly payments of $37,883.33 over a 30-month period. No interest will be applied. The parties filed a Joint Stipulation for Dismissal of the matter in the U.S. District Court for the Middle District of Florida and are currently executing the terms of a settlement and mutual release, including indemnification of PDGES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the registrant was held on August 15, 1996. Management's nominees for the two director's positions were elected at such meeting.

A brief description of other matters voted upon at the Annual Meeting and the number of affirmative and negative votes cast with respect to each such matter are outlined below:

                                                            FOR             AGAINST        NOT VOTED          ABSTAIN
(1)     Ratification of Ernst & Young as the             2,433,054             0                 0             1,000
        registrant's independent auditors.

(2)     Approval and adoption of the PDG                 1,570,035          215,250           648,569            200
        Remediation, Inc. 1995 Qualified
        Incentive Stock Option Plan.

(3)     Approval and adoption of the PDG                 1,583,635          214,250           635,969            200
        Remediation, Inc. Amended 1994
        Stock Option Plan.

ITEM 5.  OTHER INFORMATION

On September 4, 1996, PDG Environmental, Inc. ("PDGE"), the majority owner of the registrant, entered into a binding agreement to sell its 59.5% ownership interest in the registrant, consisting of 1,470,320 shares of common stock, to CVD Financial Corporation ("CVD Financial") of Vancouver, Canada, pursuant to the terms of a Loan Modification Agreement between PDGE and CVD Financial effective as of July 31, 1996. The closing of the sale is subject to a number of conditions, including (a) the reincorporation of the registrant as a Delaware corporation on or before November 1, 1996; (b) the reincorporation of the registrant resulting in no material liabilities to the registrant; and (c) not more than five percent (5%) of the shareholders of the registrant exercising dissenters' rights in connection with the reincorporation.

The agreement between PDGE and CVD Financial also provides that PDGE has the right, until November 1, 1996, to arrange for the account of CVD Financial a cash sale of all shares of the registrant's common stock held by CVD Financial or its affiliates at a minimum price as stipulated in the agreement, provided that certain conditions are met, including the satisfaction of any indebtedness or guarantees which CVD Financial has provided to the registrant in the interim.

The registrant's Board of Directors has also been restructured effective September 4, 1996, with the resignations of John Regan and David D'Appolonia and the appointment of four representatives of CVD Financial, Jimmy Lee, Michael Smith, Roy Zanatta and Leonard Petersen, as members of the Board of Directors. John Musacchio, the registrant's President and Chief Operating Officer, and Dr. Edgar Berkey will continue to serve on the registrant's Board of Directors. The registrant expects to appoint a representative of Vigour Holding & Finance, b v, current owner of SPATCO Environmental, Inc. ("SEI"), to its Board of Directors upon the closing of the registrant's previously announced acquisition of SEI, which is projected to occur within the next thirty days.

On September 4, 1996, the Board of Directors of the registrant voted to change the registrant's fiscal year end from January 31 to December 31. The registrant will file the report covering the transition period on Form 10-Q for the new quarterly period ended September 30, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

                                 EXHIBIT INDEX
                          EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM

        27   Financial data schedule

(b)     REPORTS ON FORM 8-K:

        The registrant did not file any reports on Form 8-K during the three months ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PDG REMEDIATION, INC.

                                     By  /s/ JOHN MUSACCHIO
                                         ---------------------------------------
                                         John M. Musacchio
                                         President and Chief Operating Officer


                                     By  /s/ ROSE M. CERCONE
                                         ---------------------------------------
                                         Rose M. Cercone
                                         Chief Financial Officer

Date:  September 14, 1996