Form 10-Q
period 1996-09-30
PDG REMEDIATION INC
filed 1996-11-14
CIK 927761

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________

                        COMMISSION FILE NUMBER 33-82092


                               ICHOR CORPORATION
                        (Formerly PDG Remediation, Inc.)
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     25-1741849
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


     300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA           15146
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

As of November 1, 1996, there were 2,470,320 shares of the registrant's common stock outstanding.

                       ICHOR CORPORATION AND SUBSIDIARIES
                        (Formerly PDG Remediation, Inc.)

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                         PAGE
    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements

        (a)   Condensed Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
              January 31, 1996                                                                                           3

        (b)   Consolidated Statements of Operations for the Two Months Ended  September 30, 1996
              and 1995 (unaudited)                                                                                       4

        (c)   Consolidated Statements of Operations for the Eight Months Ended September 30, 1996
              and 1995 (unaudited)                                                                                       5

        (d)   Consolidated Statements of Cash Flows for the Eight Months Ended September 30, 1996
              and 1995 (unaudited)                                                                                       6

        (e)   Notes to Consolidated Financial Statements (unaudited)                                                     7

    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
              Operations                                                                                                10

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         14

    Item 4.   Submission of Matters to a Vote of Security Holders                                                       14

    Item 5.   Other Information                                                                                         14

    Item 6.   Exhibits and Reports on Form 8-K                                                                          15

   Signatures                                                                                                           16

                         PART I.  FINANCIAL INFORMATION
                       ICHOR CORPORATION AND SUBSIDIARIES
                        (Formerly PDG Remediation, Inc.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,      JANUARY 31,
                                                                                          1996               1996*
                                                                                     --------------      -----------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                      $   238,000        $   362,000
Cash held in escrow                                                                      757,000            968,000
Accounts receivable - net                                                                888,000          1,626,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                1,504,000          2,320,000
Other current assets                                                                     243,000            137,000
                                                                                     -----------        -----------

TOTAL CURRENT ASSETS                                                                   3,630,000          5,413,000

PROPERTY, PLANT AND EQUIPMENT                                                            723,000            617,000
Less:  accumulated depreciation                                                         (531,000)          (437,000)
                                                                                     ------------       ------------
                                                                                         192,000            180,000

OTHER ASSETS                                                                              17,000             21,000
                                                                                     -----------        -----------

TOTAL ASSETS                                                                         $ 3,839,000        $ 5,614,000
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                     $   677,000        $ 1,052,000
Insurance company accrual                                                                454,000          1,284,000
Accrued liabilities                                                                      581,000            491,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                59,000              8,000
Accrued income taxes                                                                       9,000             48,000
Payable to parent                                                                              -            117,000
Accrued loss on sale of discontinued operation                                           105,000            140,000
Current portion of long-term debt                                                         25,000             16,000
                                                                                     -----------        -----------

TOTAL CURRENT LIABILITIES                                                              1,910,000          3,156,000

INSURANCE COMPANY ACCRUAL                                                                605,000                  -

LONG-TERM DEBT                                                                            41,000             20,000

STOCKHOLDERS' EQUITY
Common stock                                                                              25,000             25,000
Additional paid-in capital                                                             4,768,000          4,768,000
Deficit                                                                               (3,510,000)        (2,355,000)
                                                                                     -----------        -----------

TOTAL STOCKHOLDERS' EQUITY                                                             1,283,000          2,438,000
                                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 3,839,000        $ 5,614,000
                                                                                     ===========        ===========


*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                       ICHOR CORPORATION AND SUBSIDIARIES
                        (Formerly PDG Remediation, Inc.)
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                            FOR THE TWO MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                        1996                1995
                                                                                     ----------          ----------
CONTRACT REVENUES                                                                    $  555,000          $  615,000
CONTRACT COSTS                                                                          383,000             407,000
                                                                                     ----------          ----------

Gross margin                                                                            172,000             208,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            404,000             348,000
                                                                                     ----------          ----------

Loss from operations                                                                   (232,000)           (140,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                      (75,000)            (61,000)
  Interest income                                                                         1,000               1,000
                                                                                     ----------          ----------
                                                                                        (74,000)            (60,000)
                                                                                     ----------          ----------
Loss from continuing operations before income taxes                                    (306,000)           (200,000)

INCOME TAX PROVISION                                                                          -                   -
                                                                                     ----------          ----------

LOSS FROM CONTINUING OPERATIONS                                                        (306,000)           (200,000)

DISCONTINUED OPERATION:

  Loss from operation of GeoLogic                                                              -           (124,000)
                                                                                     -----------         ----------

NET LOSS                                                                             $  (306,000)        $ (324,000)
                                                                                     ===========         ==========

NET LOSS PER COMMON SHARE:
  Loss from continuing operations                                                    $    (0.12)         $    (0.08)
  Discontinued operation                                                                      -               (0.05)
                                                                                     ----------          ----------
  Net loss per common share                                                          $    (0.12)         $    (0.13)
                                                                                     ==========          ==========


AVERAGE COMMON SHARES OUTSTANDING                                                     2,470,000           2,470,000
                                                                                     ==========          ==========


See accompanying notes to consolidated financial statements.

                       ICHOR CORPORATION AND SUBSIDIARIES
                        (Formerly PDG Remediation, Inc.)
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                           FOR THE EIGHT MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                         1996                1995
                                                                                     -----------          -----------
CONTRACT REVENUES                                                                    $ 3,064,000          $ 3,548,000
CONTRACT COSTS                                                                         2,320,000            2,325,000
                                                                                     -----------          -----------

Gross margin                                                                             744,000            1,223,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           1,620,000            1,435,000
                                                                                     -----------          -----------

Loss from operations                                                                    (876,000)            (212,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                      (287,000)            (273,000)
  Interest income                                                                          6,000               12,000
  Other income                                                                             2,000                    -
                                                                                     -----------          -----------
                                                                                        (279,000)            (261,000)
                                                                                     -----------          -----------
Loss from continuing operations before income taxes                                   (1,155,000)            (473,000)

INCOME TAX PROVISION                                                                           -                    -
                                                                                     -----------          -----------

LOSS FROM CONTINUING OPERATIONS                                                       (1,155,000)            (473,000)

DISCONTINUED OPERATION:
  Loss from operation of GeoLogic                                                               -            (599,000)
                                                                                     -----------          -----------

NET LOSS                                                                             $(1,155,000)         $(1,072,000)
                                                                                     ===========          ===========

NET LOSS PER COMMON SHARE:
  Loss from continuing operations                                                    $     (0.47)         $     (0.19)
  Discontinued operation                                                                       -                (0.25)
                                                                                     -----------          -----------
  Net loss per common share                                                          $     (0.47)         $     (0.44)
                                                                                     -----------          -----------


AVERAGE COMMON SHARES OUTSTANDING                                                      2,470,000            2,448,000
                                                                                     ===========          ===========


See accompanying notes to consolidated financial statements.

                       ICHOR CORPORATION AND SUBSIDIARIES
                        (Formerly PDG Remediation, Inc.)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                          FOR THE EIGHT MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                        1996                 1995
                                                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                             $(1,155,000)         $(1,072,000)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Depreciation and amortization                                                         146,000             136,000
    Provision for losses on accounts receivable                                            25,000             127,000
    Other                                                                                  11,000                   -

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Cash held in escrow                                                                   211,000            (385,000)
    Accounts receivable                                                                   713,000           1,821,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            816,000           1,639,000
    Other current assets                                                                  (99,000)           (205,000)
    Net assets of discontinued operation                                                        -            (313,000)
    Accounts payable                                                                     (375,000)           (201,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                             51,000            (128,000)
    Accrued income taxes payable                                                          (39,000)             (1,000)
    Accrued liabilities                                                                  (164,000)            100,000
    Payable to parent, net                                                               (116,000)           (533,000)
    Accrued loss on sale of discontinued operation                                        (35,000)                  -
                                                                                     ------------         -----------

TOTAL ADJUSTMENTS                                                                       1,145,000           2,057,000
                                                                                     ------------         -----------

CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                              (10,000)            985,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                              (106,000)            (53,000)
                                                                                     ------------         -----------
NET CASH USED BY INVESTING ACTIVITIES                                                    (106,000)            (53,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on common shares sold in initial public offering                                     -           2,151,000
  Proceeds on warrants sold                                                                     -             100,000
  Proceeds from debt                                                                       46,000           3,676,000
  Principal payments on debt                                                              (16,000)         (6,755,000)
  Payments on insurance company accrual                                                   (38,000)                  -
                                                                                     ------------         -----------
NET CASH USED BY FINANCING ACTIVITIES                                                      (8,000)           (828,000)
                                                                                     ------------         -----------

Net (Decrease) Increase in Cash and Short-Term Investments                               (124,000)            104,000
Cash and Short-Term Investments, Beginning of Period                                      362,000               7,000
                                                                                     ------------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                       $    238,000         $   111,000
                                                                                     ============         ===========


See accompanying notes to consolidated financial statements.

                       ICHOR CORPORATION AND SUBSIDIARIES
                        (Formerly PDG Remediation, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE TWO AND EIGHT MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial statements of ICHOR Corporation, formerly PDG Remediation, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows.

On September 4, 1996, the Corporation's Board of Directors voted to change the Corporation's fiscal year end from January 31 to December 31. The Corporation has elected to submit Form 10-Q for its third quarter as of September 30, 1996, based upon the quarter ending date for the fiscal year ending December 31, 1996.

All adjustments made during the two and eight months ended September 30, 1996, were of a normal, recurring nature. The amounts presented for the two and eight months ended September 30, 1996, are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1996, as amended by Form 10-K/A dated May 30, 1996, and should be read in conjunction with this quarterly report.

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

As a result of the changes in the EDI Program, the Corporation experienced a material adverse change in its operations during the last three quarters of fiscal 1996 and in the eight-month period ended September 30, 1996, which included substantial reductions in contract revenues and significant operating losses since the number of sites in the Corporation's backlog immediately eligible for continued reimbursement were significantly reduced. Further, volume at the Corporation's thermal treatment facility, GeoLogic Recovery Systems ("GeoLogic"), was significantly affected by the EDI Program changes and, accordingly, the Corporation sold this facility on April 25, 1996. The effective date of the sale of GeoLogic was January 31, 1996.

The Corporation reacted to the impact of these EDI Program changes on its operations through the implementation of cost reductions and increased marketing efforts at its Florida remediation service operation; planned growth within its Pennsylvania remediation service operation; and the identification of acquisitions to replace the revenues lost.

Although the Corporation had made some progress toward the replacement of these revenues by increasing its backlog of high priority sites eligible under the Pre-Approval Program, delays by the State of Florida prevented the Corporation from commencing work on these sites. As a result of ongoing losses at the Corporation's Florida operation, in August 1996, the Corporation made a decision to exit the remediation market in Florida. The Corporation closed its offices located in Melbourne, Florida, on November 1, 1996, and entered into an agreement to sell certain assets of its Florida operation to Custom Biologicals of Boca Raton, Florida, effective November 1, 1996.

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

POTENTIAL ACQUISITION

During March 1996, the Corporation entered into a letter of intent to acquire SPATCO Environmental, Inc. ("SEI"), an environmental remediation services company located in the southeastern United States, from its sole shareholder, Vigour Holding & Finance b v ("Vigour Holding"). On August 21, 1996, the Corporation entered into a definitive agreement to acquire SEI. The terms of this agreement required the transaction to close by September 30, 1996. As this requirement was not fulfilled, the agreement has expired.

NOTE 3 -- DISCONTINUED OPERATION

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

The operations of GeoLogic have been reflected as discontinued in the accompanying financial statements. Net sales of GeoLogic were $0.2 million and $0.8 million for the two and eight months ended September 30, 1995, respectively.

NOTE 4 -- FEDERAL INCOME TAXES

The Corporation recognized a loss for financial reporting purposes during the eight months ended September 30, 1996 and 1995; therefore, no income tax provision has been recognized.

Income taxes paid by the Corporation for the eight months ended September 30, 1996 and 1995 totaled approximately $2,000 and $4,000, respectively.

NOTE 5 -- LINE OF CREDIT

PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of the Corporation, currently maintains a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Sirrom Agreement") which provides $4.0 million of funding relative to unbilled amounts under the EDI Program through August 21, 1997. The Corporation and PDG Environmental, Inc. ("PDGE") are guarantors on the Sirrom Agreement. As of September 30, 1996, the Corporation was advanced approximately $2.3 million under the

Sirrom Agreement. The Corporation has provided an indemnification to Sirrom Environmental Funding, LLC for any amounts advanced to the Corporation under the current Sirrom Agreement and under a previous agreement which are not reimbursed under the EDI Program in the amount of $3.0 million.

The Corporation paid interest costs totaling approximately $324,000 and $465,000 during the eight months ended September 30, 1996 and 1995, respectively.

NOTE 6 -- NET LOSS PER SHARE

Primary earnings per share are calculated by dividing the net loss by the weighted average of common shares outstanding since the Corporation's common stock was sold to the public effective February 9, 1995.

Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the two and eight months ended September 30, 1996 and 1995, respectively, since the exercise of such options and warrants would be anti-dilutive.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

As discussed in further detail in Item 1. Legal Proceedings contained in the Corporation's Quarterly Reports on Form 10-Q for the quarters ended April 30 and July 31, 1996, PDGES was involved in litigation with International Surplus Lines Insurance, Inc. ("ISLIC") as a result of insurance advances made to PDGES by ISLIC. In July 1996, PDGES and ISLIC arrived at an agreement to settle this matter. PDGES has agreed to pay a total of $1,135,000 in equal monthly payments of $37,883.33 over a 30-month period. No interest will be applied. The parties filed a Joint Stipulation for Dismissal of the matter in the U.S. District Court for the Middle District of Florida; however, in September 1996, ISLIC filed a motion to reopen the case. On October 21, 1996, the District Court dismissed ISLIC's motion. However, on November 5, 1996, ISLIC filed a motion for reconsideration of the dismissal of its motion to reopen the matter. PDGES intends to continue to oppose any efforts to reopen this matter.

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1996, as amended by Form 10-K/A dated May 30, 1996, the Corporation, PDGE, certain of its officers and directors, and the underwriters of the initial public offering have been named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

On September 1, 1995, an answer was filed on behalf of the Corporation, its officers, directors and PDGE which generally denied the plaintiff's claim. In December 1995, the plaintiff filed a motion for class certification, and the underwriter defendants filed a motion to dismiss the complaint, which motion was joined by the Corporation, its officers and directors and PDGE. In September 1996, the motion to dismiss was denied, but the motion for class certification is still pending. The action is still in the discovery stage.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TWO MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Contract revenues, as reported by the Corporation, decreased 10% to $555,000 for the two months ended September 30, 1996, compared to $615,000 in the two months ended September 30, 1996. A substantial decrease in contract revenues of 39% at the Corporation's Florida remediation service operation more than offset the 30% increase in revenues generated by the Corporation's Pennsylvania remediation service operation. The Corporation's Florida remediation service operation has continued to be adversely affected by changes in the EDI program, which is discussed further under "Prospective Information," and the extreme competitive conditions in the market for private remediation work in the State of Florida. The Corporation exited the remediation market in Florida and closed its office located in Florida effective November 1, 1996.

The Corporation's gross margin also decreased during the two months ended September 30, 1996 to $172,000 compared to $208,000 reported during the two months ended September 30, 1995 as a result of the reduction in revenues resulting from the changes in the EDI Program as previously discussed which more than offset an increase in gross margin reported by the Corporation's Pennsylvania remediation service operation. Increases in gross margin for the Pennsylvania remediation service operation resulted from an increase in revenues combined with an improvement in the gross margin percentage earned on projects.

Selling, general and administrative expenses increased to $404,000 in the two months ended September 30, 1996, compared to $348,000 in the same two month period of the prior fiscal year. Selling, general and administrative expenses at the Corporation's Florida remediation service operation decreased in the current two month period compared to the same period in the prior fiscal year as a result of reductions in the work force at the Florida office and cost reduction efforts implemented by the Corporation. Selling, general and administrative expenses at the Corporation's Pennsylvania remediation service operation increased slightly over the prior period primarily due to increases in facilities rent and equipment rental and maintenance costs. Selling, general and administrative costs associated with the corporate office were significantly higher in the current two month period principally as a result of legal and accounting costs associated with certain litigation involving the Corporation and costs associated with the potential acquisition of SPATCO Environmental Inc. ("SEI").

As a result of the factors described above, the Corporation reported a loss from operations of $232,000 for the two months ended September 30, 1996 compared to a loss from operations of $140,000 for the two months ended September 30, 1995.

Interest expense reported by the Corporation increased to $75,000 in the third quarter of fiscal 1996 versus $61,000 in the third quarter of the prior fiscal year due to higher interest rates and amounts advanced to the Corporation by Sirrom Environmental Funding, LLC ("Sirrom") and another contractor for work performed under the EDI Program. The increases in interest expense resulting from funding of projects, under the EDI Program as previously described, are offset by a decrease in interest cost on the Corporations short-term borrowings and long-term debt due to the repayment of these borrowings in the third and fourth quarters of the Corporation's prior fiscal year.

During the two months ended September 30, 1995, the Corporation recognized a loss from its discontinued thermal treatment facility, GeoLogic, of $124,000 due to the shutdown of the facility for a portion of the two-month period and a significant reduction in the volume of soil processed for the remainder of the period.

EIGHT MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

During the eight months ended September 30, 1996, the Corporation's contract revenues decreased by approximately 14% to $3.1 million compared to $3.5 million reported in the same eight-month period of the prior fiscal year. The reduction in contract revenues in the current eight-month period is due to a 70% decline in revenues at the Corporation's Florida remediation service operation due to the changes in the EDI Program in late

March 1995. A substantial portion of the Corporation's contract revenues were generated under this program in prior fiscal years. The significant decline in revenues which the Corporation experienced at its Florida remediation service operation was offset in part by a 141% increase in revenues at its Pennsylvania remediation service operation, principally due to increased revenues under a large federal contract.

The Corporation's gross margin decreased significantly in the eight months ended September 30, 1996 to $0.7 million versus $1.2 million in the eight months ended September 30, 1995. The majority of the decrease related to a $0.8 million reduction in gross margin at the Corporation's Florida remediation service operation due to the changes in the EDI Program and lower margins on other private work resulting from the extreme competitive conditions in the Florida remediation market. Gross margins at the Corporation's Pennsylvania remediation service operation increased by $0.3 million, an increase of 123%, when comparing the eight months ended September 30, 1996 and 1995 due to the increase in sales volume experienced by the Pennsylvania services operations.

Selling, general and administrative expense increased to $1.6 million for the eight months ended September 30, 1996 versus $1.4 million in the eight months ended September 30, 1996. The increase in the current eight months is principally due to higher legal and accounting costs associated with certain litigation involving the Corporation, certain insurance costs and costs associated with the potential acquisition of SEI. In addition, selling, general and administrative expenses at the Corporation's Florida remediation service operation continued to remain high during the current eight month period in spite of significantly lower revenue levels as a result of an increase in indirect labor costs associated with marketing and proposal efforts to replace lost revenues which more than offset reductions in other expenses due to the Corporation's cost reduction efforts. The Corporation's Pennsylvania remediation service operation experienced a decline in selling, general and administrative expenses as a percentage of contract revenues in the current eight month period compared to the prior year's eight month period as billable labor at this operation increased.

As a result of the factors described above, the Corporation reported a loss from operations of $0.9 million for the eight months ended September 30, 1996 versus a loss from operations of $0.2 million for the same eight month period of the prior fiscal year.

Interest expense remained constant at $0.3 million when comparing the two eight month periods. Although the Corporation's long-term debt decreased when comparing the two eight-month periods, the Corporation continues to recognize interest expense on work performed under the EDI Program which has been funded through Sirrom and another contractor.

The Corporation recognized a loss of $0.6 million in the eight months ended September 30, 1995 associated with its thermal treatment services facility, GeoLogic, which was discontinued effective January 31, 1996 and sold on April 25, 1996. The losses experienced at GeoLogic resulted from reduced volume and prices, including a shutdown of the facility during the second quarter, which the Corporation believes was indirectly attributable to the EDI Program changes.

LIQUIDITY AND CAPITAL RESOURCES

During the eight months ended September 30, 1996, the Corporation's liquidity decreased by $0.1 million as cash and short-term investments totaled $0.2 million at September 30, 1996 compared to $0.3 million at January 31, 1996.

A decrease in cash and short-term investments in the current eight month period of $0.1 million resulted from cash used to purchase property and equipment of $0.1 million. Cash used in financing activities netted to $8,000, as proceeds from borrowings used in the purchase of fixed assets was matched by repayments on debt and the insurance company accrual.

Cash used by operating activities in the current eight month period of $10,000 included increases in cash from a $0.7 million reduction in accounts receivable and a $0.8 million reduction in costs and estimated earnings in excess of billings on uncompleted contracts due to collections on receivables and the conversion of unbilled costs to cash primarily due to the funding received from Sirrom for work performed under the EDI Program, a $0.2 decrease in cash held in escrow due to the payments made to cover interest costs and expenses under the Sirrom Agreement and settlements pursuant to another escrow agreement. The cash inflows from operating activities were offset by a net loss for the period, as adjusted for non-cash items, of $1.0 million, a reduction in accounts payable of $0.4 million and reductions in accrued liabilities and the payable to affiliate of $0.2 million and $0.1 million, respectively.

During the eight months ended September 30, 1995, the Corporation's liquidity increased by $0.1 million as cash and short-term investments totaled $0.1 million at September 30, 1995 compared to $7,000 at January 31, 1995. This net increase in cash resulted from cash provided by operating activities of $1.0 million which was substantially offset by $0.1 used for purchases of property and equipment and net cash used for financing activities of $0.8 million.

Cash provided by operating activities in the prior eight month period of $1.0 million resulted from decreases in accounts receivable of $1.8 million and a $1.6 million reduction in costs and estimated earnings in excess of billings on uncompleted contracts primarily due to the changes in the EDI Program which enabled the Corporation to bill certain outstanding work combined with collections on outstanding EDI receivables. The cash inflows from operating activities were offset by a net loss for the period, as adjusted for non-cash items, of $0.8 million, a $0.2 million decrease in accounts payable, a $0.4 million increase in cash held in escrow due to meet deposit requirements to cover interest costs and potential adjustments of amounts funded by Sirrom for work performed under the EDI Program, a decrease in the payable to affiliate of $0.5 million related to the settlement of the intercompany balance outstanding to the Corporation's prior majority owner and a $0.2 million increase in other current assets primarily resulting from prepayments of insurance and costs of the Corporation's financing agreement with Sirrom.

The net $0.8 million cash outflow from financing activities in the prior eight month period included $2.25 million related to proceeds from the initial public offering of the Corporation's common stock and warrants, and $3.7 million from refinancing of indebtedness under lines of credit. These cash inflows were offset by $6.7 million of principal repayments on debt which related to repayments of the amounts outstanding under the Corporation's lines of credit.

Cash outflows of $0.05 million during the eight months ended September 30, 1995, related to the purchase of property and equipment.

The Corporation currently maintains an agreement with Sirrom which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The agreement with Sirrom, which expires on August 21, 1997, enables the Corporation, through its wholly-owned subsidiary PDGES, to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. The Corporation is advanced 100% of amounts billed; however, it is required to deposit 34% into an escrow account to cover potential disallowances and future interest costs. The Corporation is a guarantor on the Sirrom Agreement. At September 30, 1996, the Corporation has been advanced approximately $2.3 million under the Sirrom Agreement.

Due to prior and current year operating losses, the Corporation has limited funds available to meet its ongoing working capital requirements. However, the Corporation believes that the proceeds generated under the Sirrom Agreement combined with cash generated from its Pennsylvania remediation service operation should enable it to meet its ongoing liquidity requirements. The Corporation will continue to closely monitor its liquidity requirements on an ongoing basis and continues to implement cost reductions and conserve cash as necessary.

PROSPECTIVE INFORMATION

During the current and prior fiscal year, the Corporation has experienced significant operating losses, the majority of which are attributable to the changes in the EDI Program since a substantial portion of the Corporation's historical revenues were generated under this Program. The Corporation reacted to the impact of these changes through the implementation of cost reductions and increased marketing efforts at its Florida remediation service operation, planned growth within its Pennsylvania remediation service operation, and the identification of acquisitions to replace the revenues lost.

The Corporation had made some progress toward the replacement of these revenues by increasing its backlog of high priority sites eligible under the new Pre-Approval Program in the State of Florida; however, delays under the new program prevented the Corporation from commencing work on these high priority sites. As a result of the ongoing losses which the Corporation continued to experience at its Florida remediation service operation, in August 1996, the Corporation made a decision to exit the remediation market in Florida. The Corporation sold the Florida remediation service operations effective November 1, 1996, to Custom Biologicals, Inc. of Boca Raton, Florida. The sale included office equipment, leasehold improvements, field equipment, vehicles and backlog. The Corporation received book value for the assets and successfully transferred leasing obligations to the purchaser.

The Corporation's definitive agreement to acquire SPATCO Environmental, Inc., described in its report on Form 10-Q for the quarter ended July 31, 1996, expired on September 30, 1996, without closing.

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

The Corporation will not be able to determine the impact of discounting on its operating results until the FDEP establishes a schedule of anticipated payment dates; however, the Corporation may be required to record an adjustment to reflect the negative impacting of the discounting on its results of operations and financial condition.

The Corporation, certain of its officers and directors, and the underwriters of the initial public offering have been named in a purported class action suit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws. The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation. See Item 1. Legal Proceedings.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in further detail in Item 1. Legal Proceedings contained in the registrant's Quarterly Reports on Form 10-Q for the quarters ended April 30, 1996 and July 31, 1996, PDGES, a wholly owned subsidiary of the registrant, was involved in litigation with International Surplus Lines Insurance, Inc. ("ISLIC") as a result of insurance advances made to PDGES by ISLIC. In July 1996, PDGES and ISLIC agreed to settle this matter. PDGES has agreed to pay a total of $1,135,000, without interest, in equal monthly payments of $37,883.33 over a 30-month period. The parties filed a Joint Stipulation for Dismissal of the matter in the U.S. District Court for the Middle District of Florida; however, in September 1996, ISLIC filed a motion to reopen the case. On October 21, 1996, the District Court dismissed ISLIC's motion. However, on November 5, 1996, ISLIC filed a motion for reconsideration of the dismissal of its motion to reopen the matter. PDGES intends to continue to oppose any efforts to reopen this matter.

With respect to the KLEIN V. PDG REMEDIATION, INC., ET AL. matter, as previously reported, on September 1, 1995, an answer was filed on behalf of the registrant, its officers, directors and PDG Environmental, Inc. ("PDGE") which generally denied the plaintiff's claim. In December 1995, plaintiff filed a motion for class certification, and the underwriter defendants filed a motion to dismiss the complaint, which motion was joined by the registrant, its officers and directors and PDGE. In September 1996, the motion to dismiss was denied, but the motion for class certification is still pending. The action is still in the discovery stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Information Statement was sent by the registrant to its shareholders on or about October 11, 1996, in connection with a proposed change in the jurisdiction of incorporation of the Corporation from the Commonwealth of Pennsylvania to the State of Delaware (the "Reincorporation") pursuant to an Agreement and Plan of Merger between PDG Remediation, Inc. and ICHOR Corporation, a Delaware corporation.

The consent of shareholders holding 59.5% of the votes entitled to be cast has been accepted, and as a result, the action has been approved and no further consents were solicited. The registrant offered dissenters' rights to shareholders objecting to the Reincorporation. No dissents were received by the registrant prior to November 12, 1996, the date upon which dissenters' rights expired. Accordingly, the Reincorporation became effective on November 13, 1996.

ITEM 5.  OTHER INFORMATION

On September 4, 1996, PDG Environmental, Inc. ("PDGE"), then the majority owner of the registrant, entered into a binding agreement to sell its 59.5% ownership interest in the registrant, consisting of 1,470,320 shares of common stock, to Drummond Financial Corporation, formerly CVD Financial Corporation, ("Drummond Financial") of Vancouver, Canada, pursuant to the terms of a Loan Modification Agreement between PDGE and Drummond Financial effective as of July 31, 1996. The closing of the sale was subject to a number of conditions, including (a) the reincorporation of the registrant as a Delaware corporation on or before November 1, 1996; (b) the reincorporation of the registrant resulting in no material liabilities to the registrant; and (c) not more than five percent (5%) of the shareholders of the registrant exercising dissenters' rights in connection with the reincorporation.

The registrant had satisfied all requirements for reincorporation and reincorporated in Delaware on November 13, 1996. No material liabilities to the registrant resulted from this reincorporation. The period to exercise dissenters' rights expired on November 12, 1996. No dissenters' rights were exercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                                                                    PAGES OF SEQUENTIAL
                                                                                                     NUMBERING SYSTEM
        3(i)   Certificate of Incorporation of ICHOR Corporation, filed with the
               Secretary of State of Delaware on September 16, 1996.

        3(ii)  Bylaws of ICHOR Corporation adopted effective September 17, 1996.

        3(iii) Agreement and Plan of Merger, dated October 1, 1996, by and between ICHOR Corporation and PDG Remediation, Inc., filed as
               Appendix A to the registrant's Information Statement on Schedule
               14C on September 17, 1996, is incorporated herein by reference.

        27     Financial data schedule

(b)     REPORTS ON FORM 8-K:

        The registrant did not file any report on Form 8-K during the two month period ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ICHOR CORPORATION


                                      By /s/ JOHN M. MUSACCHIO
                                        ---------------------------------------
                                         John M. Musacchio
                                         President and Chief Operating Officer


                                      By /s/ MICHAEL J. SMITH
                                        ---------------------------------------
                                         Michael J. Smith
                                         Chief Financial Officer


Date:  November 13, 1996