Form 10-K
period 1996-12-31
PDG REMEDIATION INC
filed 1997-03-31
CIK 927761

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

[ X ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from February 1, 1996 to December 31, 1996

                 Commission File Number 000-25132

                        ICHOR CORPORATION
      (Exact name of Registrant as specified in its charter)

                  Delaware                           25-1741849
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

  300 Oxford Drive, Monroeville, Pennsylvania           15146
   (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code:  412-856-6100

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $0.01 par value
                         (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                      -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,309,000 as of March 17, 1997, computed on the basis of the average of the high and low trading prices on such date.

As of March 17, 1997, there were 4,922,720 shares of the Registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Proxy Statement to be filed within 120 days of the period ended December 31, 1996 are incorporated by reference into Part III. Certain exhibits in Part IV are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                        TABLE OF CONTENTS
                        -----------------

                                                                         PAGE
                                                                         ----
                              PART I
                              ------


ITEM 1.    BUSINESS....................................................... 4

ITEM 2.    PROPERTIES..................................................... 11

ITEM 3.    LEGAL PROCEEDINGS...............................................11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS............................................... 12

                             PART II
                             -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.....................................12

ITEM 6.    SELECTED FINANCIAL DATA........................................ 13

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 17

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................17

                             PART III
                             --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 17

ITEM 11.   EXECUTIVE COMPENSATION......................................... 18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.......................................... 18

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 18

                             PART IV
                             -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K............................................ 18

SIGNATURES................................................................ 43

                              PART I
                              ------
ITEM 1.  BUSINESS

The Company
-----------

ICHOR Corporation was incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc.". In November 1996, the Company reincorporated under the laws of the State of Delaware and changed its name to "ICHOR Corporation". In this document, unless the context otherwise requires, the "Company" refers to ICHOR Corporation and its subsidiaries.

General
-------

The Company is in the environmental services business, including remediation and recycling. Its operations consist of providing remediation services to assist commercial, industrial and government clients in complying with environmental laws and regulations and re-refining petroleum waste products and disposing of oily waste waters. The Company's remediation services range from initial assessment of site contamination through the design and implementation of remediation and treatment systems to remove contamination. In December 1996, the Company acquired a waste oil processing facility which is in the process of being brought on-line and can convert waste oil into distillate and other recycled petroleum products and process and dispose of oily waste waters. This plant is one of only four such facilities in North America and is located in McCook, Illinois (the "McCook Facility"). The Company initially plans to use the McCook Facility to produce distillate for processing into either gasoline or base oil, depending on market conditions.

The Company's environmental remediation services business is conducted through its wholly-owned subsidiary ICHOR Services, Inc. formerly called PDG Environmental Services, Inc. ("Services") and its recycling business, primarily consisting of the McCook Facility, is conducted through its wholly-owned subsidiary Ortek Inc.

The Company was initially a wholly-owned subsidiary of PDG Environmental, Inc. ("PDGE"), who in 1994 transferred its environmental remediation services business to the Company, including two operating entities, being Services and GeoLogic Recovery Systems ("GeoLogic"), a limited partnership. In February 1995, the Company went public and PDGE's ownership was reduced to 59.5% of the Company's common stock. The Company's initial operations included remediation services offices located in Melbourne and Tallahassee, Florida, and Pittsburgh, Pennsylvania and a thermal treatment facility in Florida operated by GeoLogic.

In 1995, the Company responded to changes in the Florida market by closing its Tallahassee remediation office. Further, it discontinued the operations of GeoLogic, including the thermal treatment facility, and sold the same in April 1996. It also sold its Melbourne, Florida remediation services operation in November 1996.

In July 1996, the Company's former parent, PDGE, transferred its 59.5% interest in the Company to Drummond Financial Corporation ("Drummond"). In December 1996, the Company acquired a wholly-owned subsidiary of Logan International Corp. ("Logan") whose sole asset was a loan receivable (the "McCook Loan") in consideration of a promissory note in the amount of $1.4 million which matures on

December 16, 1999 and bears interest at the rate of 8% per annum and the issuance of 2,500,000 shares of the Company's common stock. As a result of the transaction, Logan acquired 50.3% of the Company's issued shares of common stock. Logan and Drummond are controlled by the same company. In December 1996, pursuant to the McCook Loan and a bankruptcy court action, the Company acquired the McCook Facility. The purchase price for the McCook Facility was credited against the amount outstanding under the McCook Loan.

The Company intends to expand its business by the acquisition of niche and synergistic businesses in the environmental services industry.

Operations
----------

The Company's remediation and decontamination operations are located in Monroeville, Pennsylvania, with services offered throughout the Northeast, Midwest, Mid-Atlantic and Southeastern states. The Company provides a broad range of remediation services, including assessments to determine the nature and extent of contamination, feasibility studies to evaluate the technologically and economically applicable remedial technologies, remedial design and actions, and operations maintenance of installed remedial systems.

The Company focuses primarily on remediation of facilities contaminated by hazardous substances and the remediation of contamination caused by leakage from underground storage tanks ("USTs"). The Company's strategy is to be a technically oriented "hands on" remediation specialist able to determine, manage and implement all aspects of a clean-up project. The sites which typically require these services include industrial plants, laboratories, disposal sites and government facilities. The Company's strategy for its environmental remediation business is to continue to develop its industrial clients in the Mid-Atlantic and Southeastern states and to pursue the large federal remediation market with major contractors and as a qualified small business.

The Company has senior technical staff experienced in providing remediation and decontamination services to both the public and private sectors. Several key contracts have been obtained by the Company, including serving as a remedial action contractor for the U.S. Navy at multiple facilities under a contract with J.A. Jones Management Services ("Jones"), and providing similar remediation services for major industrial clients based in Pittsburgh. During the year ended January 31, 1995, the Company formed an alliance with Jones and jointly bid on a major remediation project for the U.S. Navy, at which time the Company executed an exclusive subcontractor pre-selection agreement with Jones. As a result of this alliance, the Company serves as a subcontractor to Jones with respect to a $15 million per year contract with the U.S. Navy for remediation services, under which the Company expects annual revenues to be approximately $2 million to $5 million per year for up to the next two years.

Most of the Company's environmental remediation contracts are obtained on a cost plus basis wherein the Company is reimbursed at standard rates for time expended and expenses incurred, although some projects are secured on a fixed price basis.

The McCook Facility was not operated in 1996. When operational, it processes waste oil into distillate, which can be further processed into base oil and then into blended lube oil. The facility has a current distillate production capacity of approximately one million gallons per month. The distillate can be sold to other manufacturers of lube oil or to crude oil refineries which use the distillate as feed stock for gasoline. Any distillate which is further processed into base lube oil can also be sold to other lube oil manufacturers or further processed into end user lube oil. The McCook Facility also processes and disposes of oily waste waters for customers in the greater Chicago area and can process approximately 13,000 to 15,000 gallons per day.

The McCook Facility's basic refining and processing capabilities include the following: (i) wipe film evaporation treatment, which is a form of vacuum distillation used to remove impurities from waste oil to enhance the quality of the Company's distillate; (ii) atmospheric distillation of oily waste waters, which separates oil from water and removes other impurities; and (iii) fractional distillation, which distills products by multiple cuts according to their various boiling points.

Since acquiring the McCook Facility in December 1996, the Company has made extensive preparations to commence operations. Operating permits are in the process of being transferred, an environmental plan has been developed for site remediation, relationships with customers and suppliers have been re-established, an inventory of raw material has been accumulated and the facility's workforce and operations have been reorganized. All administrative functions involving the McCook Facility have been consolidated with the Company's head office administration in Monroeville, Pennsylvania. The McCook Facility is expected to commence operations early in the second quarter of 1997 and produce distillate for sale to lube oil customers or gasoline producers, depending on market conditions.

Environmental Laws
------------------

The Company's environmental services business is primarily derived from and regulated by federal laws and regulations. Most environmental laws and regulations are promulgated by the U.S. Congress and federal departments and agencies, such as the U.S. Environmental Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), which are responsible for protecting and monitoring certain natural resources (such as air, water and soil), and occupational working conditions. Many of the federal regulations contemplate enforcement by state agencies and adoption by the states of similar regulations which must meet the minimum federal requirements. In areas of environmental law where federal regulation is silent, the states may adopt their own environmental laws. Local governments such as counties and municipalities may also enact and enforce environmental laws that address local concerns. Federal laws which impact the Company's environmental remediation business include those described below.

Occupational Safety and Health Administration Reform Act. OSHA has promulgated various regulations setting forth standards for disclosure of health hazards in the workplace and for responses thereto. The Company's field staff receive safety and health training in accordance with OSHA regulations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"). CERCLA provides for the investigation and remediation of existing contaminated hazardous waste sites and other releases of hazardous substances into the environment. Superfund imposes strict joint and several liability on owners and operators of contaminated facilities and disposal facility owners and operators for the costs of investigation and remedial action. CERCLA provides the EPA with the authority to compel private parties to undertake a clean-up.

Resource Conservation and Recovery Act ("RCRA") and Hazardous and Solid Waste Amendments of 1984. RCRA, as amended, provides a comprehensive framework for the regulation of the generation, handling, transportation, treatment and disposal of hazardous wastes. Facilities that treat, store or dispose of hazardous wastes must obtain an RCRA permit from the EPA or appropriate state agency, and must comply with certain operating, financial responsibility and disclosure requirements. Regulations have been issued pursuant to RCRA covering areas such as permitting assistance, remediation of environmental contamination associated with USTs, municipal solid waste disposal and land disposal of hazardous wastes. RCRA also imposes land disposal restrictions on certain listed hazardous wastes which do not meet specified treatment standards, prescribes more stringent standards for hazardous waste disposal, sets standards for USTs, and provides for corrective action at or near sites of waste management units.

Environmental Protection Agency Underground Storage Tank Regulations. The UST regulations were promulgated under RCRA and apply to petroleum products and hazardous substances as defined by CERCLA. USTs that are used to store gasoline, diesel fuel, fuel oil, waste oil and hazardous materials must be registered with the appropriate state regulatory agency, designed or upgraded to meet construction and operational standards, and monitored to insure against leaking. Owners and operators are further required to report leaks and undertake appropriate corrective action.

Environmental Remediation Market
--------------------------------

Projects involving remediation and potential closure of contaminated facilities are primarily generated by: (i) clean-up programs funded by federal agencies (e.g., Superfund, Department of Energy and Department of Defense);
(ii) RCRA corrective actions and closures mandated by regulations affecting both government and industry; and (iii) vendors in real estate transfers. Superfund and equivalent state programs typically cover clean-up at inactive commercial and government disposal facilities and manufacturing facilities. The RCRA corrective action program makes permitting contingent upon acceptable programs to manage inactive waste management units that are part of active facilities; the RCRA closure market involves closure of RCRA permitted sites in accordance with regulation. The transfer of real estate often involves an environmental assessment of the land, groundwater and buildings being transferred. If contamination is discovered, generally either clean-up occurs or the property is not transferred.

The environmental remediation of federal facilities presents the largest growth area of the domestic environmental market. The private sector remediation market is also very significant. Some major industrial companies are carrying substantial liabilities on their balance sheets, which are often associated with non-revenue generating assets. These liabilities generally increase with time and inhibit the sale of non-productive assets. Revitalization of historically industrialized regions is hampered by the reluctance of developers to recondition existing facilities or build new plants in areas which carry potentially significant environmental liabilities. As a result, facilities are often built in open lands which do not have a history of industrialization. Consequently, industrial areas are experiencing declining usage and "green" areas are becoming industrialized. Both local economies and the environment are experiencing negative impacts. As a result, federal and state authorities have begun to promulgate rules encouraging the redevelopment of historically industrialized regions.

The Company has historically performed a substantial amount of work under the RCRA corrective action program, and, in particular, has remediated sites contaminated by USTs where state programs funded by taxes on fuel and petroleum products, rather than expenditures of the major oil companies, provide the impetus for clean-up.

The Company's Florida remediation operation focused on a Florida State funded site rehabilitation program known as the "EDI Program", which provided for the remediation of contaminated sites related to the storage of petroleum and petroleum products. During the year ended January 31, 1996, the EDI Program was substantially modified to establish a protocol for continued work on sites based on their priority ranking and pre-approval process for both the scope and cost of work for petroleum clean-up program tasks (the "Pre-Approval Program"). As a result of the changes in the EDI Program, the Company's backlog of sites to be remediated was significantly reduced, which resulted in substantially decreased revenues and significant operating losses during the last three quarters of the period ended January 31, 1996 and the 11 months ended December 31, 1996. Additionally, the volume at the Company's divested thermal treatment facility was significantly reduced by the EDI Program changes.

Re-Refined Lube Oil Market
--------------------------

The market for the McCook Facility's recycled waste oil products is dependent on factors such as the market prices for virgin lube oils and fuels. Since December 1996, the market price for virgin lube oil fell from approximately $1.05 per gallon to $0.65 per gallon, which has created a spread between crude oil prices and lube oil prices, which are at an all-time low. As a result, the Company is focusing its marketing efforts on the sale of distillate to refineries which use the distillate to produce gasoline, as fuel markets are relatively strong.

The Company is also focusing its marketing efforts on niche markets. Specifically, the Company believes that opportunities exist to market its products to "tolling" customers (where the customer provides feedstock and purchases the distillate) in the specialty lube oil market (metal working and railroad lubricants). Furthermore, the Company believes that as a low-cost provider of quality distillate, it is positioned to market distillate to traditional re-refiners and finishers. Despite the foregoing, the current depressed spread between crude and lube oil prices has restricted the Company's market opportunities.

The Company is also looking to the sale of its distillate as vacuum gas-oil as an entree to the catcracking feedstock market. The distillate will be sold to refineries which use the distillate to produce gasoline and diesel fuel. The fuel markets, which are relatively strong, historically have trended upward during the spring and summer seasons. This use of re-refined waste oil products as catcracker feedstock represents a new application in the industry and, consequently, has required extensive testing of the Company's distillate by various refineries. To date, the product has been approved as catcracker feedstock at four refineries. The margins in this market may be volatile as the potential outside influences on the fuel markets are broad and include crude prices, geography, transportation and terminal requirements, and market pressure discounting.

Government Regulation
---------------------

Government regulations impact on all aspects of the Company's environmental remediation and recycling operations, including the disposal of residual chemical wastes, operating procedures, waste water discharges, fire protection, safety standards, worker and community right-to-know, and emergency response plans. Government authorities have the power, under various circumstances, to enforce compliance, and violators may be subject to civil or criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

Operating permits for the McCook Facility are required from both federal and state environmental agencies. Such permits must be renewed periodically and government authorities have the power, under various circumstances, to revoke, modify, or deny the issuance, transfer or renewal of these permits.

When operating, the McCook Facility is authorized to accept non-hazardous oils and lubricant fluids, oily waste waters and LUST waters. The facility's operating permits and waste stream permits are periodically renewed, subject to approval of the state environmental protection agency, the principal regulator responsible for such permits. The facility also has a discharge authorization permit with respect to waste water treatment processes. The McCook Facility has certain soil and groundwater contamination for which the Company has accrued $0.8 million for remediation and also has PCB's stored on-site for which the Company is developing a plan for removal in 1997. The Company does not believe these contaminants pose any immediate health or safety threats.

The Company may be subject to liability for investigation and clean-up costs under CERCLA and RCRA and parallel state and local laws. In addition, the Company may be subject to liability under UST regulations if during removal of USTs, the Company causes the discharge of oil or petroleum products or hazardous substances.

The Company believes it is in substantial compliance with all of the federal, state and local statutes and regulations which affect its business. Nonetheless, the Company may incur denials, fines and penalties from time to time, some of which could have a material adverse impact on its business.

Suppliers and Customers
-----------------------

The Company is not limited to any one supplier or subcontractor in performing its environmental services. The Company's remediation customers include private sector clients who are often responsible for multiple contaminated facilities and industrial and government sector clients. Revenues from three customers provided 66% of the Company's revenues during the 11 months ended December 31, 1996 and revenues in connection with Jones provided 43% of the Company's total revenues during such period. During the year ended January 31, 1996, revenues from Jones contributed 24% of the Company's total revenues. The largest volume of subcontracted services is in the area of analytical testing.

Purchasers of services and products refined at the McCook Facility may include railroad companies, independent producers of oily waste waters, packaged lubricant companies, pure base oil and distillate finished product bulk blenders and packagers and crude oil refineries. The Company's recycled waste oil products may be sold either through fixed or market price contracts or into the spot market depending on the Company's product mix. The Company is currently negotiating with several purchasers who may purchase substantially all of the production of the McCook Facility on a committed basis. The Company expects that, when operational, revenues from the McCook Facility will be lower during the winter months, primarily because of the liquid nature of the wastes processed by the facility and the logistical problems caused by below freezing temperatures. Particularly harsh weather conditions in the Midwest regions served by the McCook Facility could adversely effect the Company's overall results of operations.

The primary material purchased for the McCook Facility is waste oil, and independent waste collectors are the primary source thereof. The Company is currently negotiating with vendors for a long-term committed supply of waste oil for the McCook Facility. The McCook Facility has a capacity to process approximately 1.25 million gallons of waste oil per month. Waste oil is currently procured in the spot market where the Company must compete for waste products with seasonal demands of asphalt companies and other low grade fuel burners. This competition for the purchase of waste oil, which is heightened during the spring/summer road construction seasons, causes the price of waste oil to fluctuate based on the supply and demand for such products. The Company can give no assurances that it will be able to obtain sufficient streams of waste oil at reasonably competitive prices.

Backlog
-------

The Company's environmental remediation business has completed its work under the EDI Program, and in November 1996, the Company sold its contracts to provide remediation services for USTs for private customers through the Pre-Approval Program. The Company continues to serve as a subcontractor to Jones to provide remediation services to the U.S. Navy under a contract which is expected to continue for up to the next two years. At December 31, 1996, the Company's environmental remediation backlog was approximately $2.5 million.

The Company is also negotiating several contracts to supplement the catcracker feedstock spot market for its waste oil recycling business. These contracts will generally require six-month term commitments with minimum supply requirements and open overages.

Insurance
---------

The Company maintains commercial general liability and umbrella liability policies which provide aggregate coverage limits of $2.0 million and $5.0 million, respectively. In connection with its environmental remediation business, the Company also maintains contractors pollution and professional liability insurance which provides an aggregate coverage limit of $3.0 million. In connection with the McCook Facility, the Company has obtained pollution liability and property insurance policies which provide aggregate and blanket coverage limits of $2.0 million and $7.0 million, respectively.

Competitive Conditions
----------------------

The Company's environmental services business is highly competitive. Remediation services are provided by several national firms with significant financial resources and personnel and numerous small local firms. The ability of the Company to compete in this area depends on its ability to price its services competitively and to maintain a reputation for safety and quality.

The recycled waste oil products which can be manufactured at the McCook Facility and marketed for industry or public consumption will face strong competition from a variety of re-refined and virgin-based products, including those of the major oil companies. Competition from virgin oil-based products may continue to adversely impact the market for recycled waste oil products until the public better understands that quality is not sacrificed by using a recycled waste oil product. Such competitors include companies that are well established and have greater marketing, financial and operational resources than the Company.

Employees
---------

At December 31, 1996, the Company had 32 full-time employees. Approximately 18 of the Company's personnel are technical specialists, including geotechnical engineers, geologists, environmental engineers, scientists, technicians and CADD operators. The Company has 6 pumpers, operators and maintenance workers at the McCook Facility who are represented by Local 7-507 of the Oil, Atomic and Chemical Workers Union. The balance of the Company's employees are management and administrative personnel. The Company also hires laborers and operators on a temporary basis as required for its projects.

ITEM 2.  PROPERTIES

The Company's headquarters, administrative facilities and remediation services operation are located in Monroeville, Pennsylvania in approximately 7,500 square feet of leased space. The Company's lease expires in February 2000.

In December 1996, the Company acquired the McCook Facility, which is located on approximately six acres of land in McCook, Illinois, on the outskirts of Chicago. The facility includes, among other things, seven distillation towers, evaporators, stills, agitators, fume incinerators, boilers, oil water separators, numerous storage tanks having a total capacity of two million gallons, water cooling towers, two filter presses, two railroad sidings, numerous railroad tank cars and forklifts. The McCook Facility converts waste oil into distillate and processes and disposes of oily waste waters. The facility has a capacity of approximately one million gallons per month of distillate and can process approximately 13,000 to 15,000 gallons of oily waste water per day. No assurances can be given that the estimated capacity of the McCook Facility will be fully utilized. The McCook Facility has certain soil and groundwater contamination for which the Company has accrued $0.8 million for remediation costs.

The Company believes that these facilities are adequate for its current needs and, where applicable, additional space is available for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

In 1996, the Company and International Surplus Lines Insurance, Inc. ("ISLIC") settled litigation with respect to insurance advances made by ISLIC pursuant to which the Company agreed to pay a total of $1,135,000 without interest in equal monthly payments of $37,833.33 over a 30-month period.

In June 1995, Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB), was filed in the United States District Court for the Southern District of New York asserting federal securities law claims against the Company, its directors and certain of its officers, PDGE and the underwriters of the Company's initial public offering. The Klein action is brought as a purported class action on behalf of all purchasers of the Company's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff alleges that the defendants issued or participated in issuing a registration statement and prospectus which contained material misstatements or omissions, which were relied upon by the
plaintiff.   Specifically, the plaintiff alleges that the defendants knew or should have known that the Florida reimbursement program in which the Company participates was operating at a deficit and was being revised to eliminate funding of remediation activities for lower priority sites. The plaintiff is seeking certification of the action as a class action and rescission of the purchase of shares of common stock by the members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses.

On September 1, 1995, an answer was filed on behalf of the Company, its officers and directors and PDGE which generally denied the plaintiff's claims. The plaintiff has filed a motion for class certification which is pending.

The Company believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. However, if the plaintiff is successful in its claims, a judgement rendered against the Company and the other defendants may have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Information Statement was sent by the Company to its shareholders in October 1996, in connection with a proposed change in the jurisdiction of incorporation of the Company from the Commonwealth of Pennsylvania to the State of Delaware (the "Re-incorporation") pursuant to an agreement and plan of merger between PDG Remediation, Inc. and ICHOR Corporation, a Delaware corporation. As the consent of shareholders holding 59.5% of the votes entitled to be cast was obtained, the action was approved and no further consents were solicited. No shareholders exercised their dissent rights with respect to the Re-incorporation, which became effective in November 1996.

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock is listed for trading on NASDAQ under the symbol "PDG". The following information reflects the high and low sale prices per share as reported by NASDAQ since the Company's listing in February 1995.

Fiscal Quarter Ended                   High                  Low
--------------------               ------------         ------------
1995
April 30.......................... $       4.75         $       2.25
July 31...........................         2.50                 1.00
October 31........................         1.25                 0.50
January 31, 1996..................         1.13                 0.63

1996
April 30..........................         1.41                 0.98
July 31...........................         1.38                 0.75
September 30(1)...................         1.19                 0.56
December 31.......................         1.75                 0.63

1997
March 17..........................         1.63                 1.13

------------

(1) In September 1996, the Company changed its fiscal year end from January 31 to December 31.

(b) Shareholders. At March 17, 1997, the Company had approximately 13 stockholders of record, some of which are securities clearing agencies and intermediaries.

(c) Dividends. The Company has not paid dividends with respect to its common stock and has no intention to pay dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities. In December 1996, the Company acquired the McCook Loan from Logan for an aggregate purchase price of $2.4 million through the issuance of 2,500,000 shares of the Company's common stock and a promissory note in the amount of $1.4 million, which matures on December 16, 1999 and bears interest at the rate of 8% per annum. The common shares were issued in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, as transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Company for the 11 months ended December 31, 1996 and the four fiscal years ended January 31, 1996, 1995, 1994 and 1993. The operations of the Company have been restated for the fiscal years ended January 31, 1995, 1994 and 1993 to reflect GeoLogic as a discontinued operation.

                      For the 11           For the Years Ended January 31,
                     Months ended    -----------------------------------------------
                  December 31, 1996         1996       1995(1)      1994      1993
                  -----------------  -----------------------------------------------
                            (Dollars in thousands,  except per share amounts)
OPERATING DATA
Contract revenues...... $   4,050      $   4,779   $   9,361    $   5,346  $   3,758
Gross margin...........       994          1,386       2,568        1,791      1,125
Income (loss) from
 operations............    (1,211)          (858)        614            3        124
Other expense..........      (278)          (392)       (499)        (229)       (83)
Income (loss) from
 continuing operations.    (1,489)        (1,250)         84         (226)        29
Net (loss) income......    (1,399)        (2,858)        896          206         57

COMMON SHARE DATA
Income (loss) from
 continuing  operations
 per common share......     (0.58)         (0.51)       0.04        (0.12)      0.02
Net (loss) income per
 common share..........     (0.54)         (1.16)       0.48         0.11       0.03
Weighted average common
 shares outstanding....     2,586          2,456       1,870        1,870      1,870

BALANCE SHEET DATA
Working capital........     1,182          2,257       6,296        3,406      2,376
Total assets...........     6,608          5,614      10,824        6,045      6,926

Long-term obligations..     2,911             20       3,579        1,588          2
Total stockholders'
 equity................     1,987          2,438       2,995        2,239      2,551

-----------------

(1) Includes an extraordinary item related to the early extinguishment of debt totaling $222,000 ($0.12 per common share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of the Company for the 11 months ended December 31, 1996, and the years ended January 31, 1996 and January 31, 1995 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. In September 1996, the Company changed its fiscal year end from January 31 to December 31. As a result, the comparison of the 11 months ended December 31, 1996 to the year ended January 31, 1996 is a comparison between an 11 month period and a 12 month period.

11 Months Ended December 31, 1996 Compared to Year Ended January 31, 1996
-------------------------------------------------------------------------

Contract revenues for the 11 months ended December 31, 1996 decreased to $4.1 million from $4.8 million for the year ended January 31, 1996, primarily as a result of the continued decline in revenues at the Company's Florida remediation services operation due to changes in the EDI Program, the sale of the Florida remediation services operation effective November 1, 1996 and the sale of GeoLogic effective January 31, 1996. The decrease in revenues was partially offset by an increase in revenues under a large federal contract with Jones, which accounted for approximately 43% of the Company's revenues in the current period. The Company's Florida operation provided 27% of the Company's revenues in the 11 months ended December 31, 1996 compared to 61% in the year ended January 31, 1996.

Contract costs for the period ended December 31, 1996 decreased to $3.1 million from $3.4 million for the period ended January 31, 1996. The Company's gross margin decreased to $1.0 million or 25% of revenues for the 11 months ended December 31, 1996 from $1.4 million or 29% of revenues for the year ended January 31, 1996, primarily as a result of the reduction in revenues and reduced margins at the Company's Florida remediation services operation.

Selling, general and administrative expenses for both the 11 months ended December 31, 1996 and the year ended January 31, 1996 were $2.2 million. The increase in the selling, general and administrative expenses is principally due to higher legal and accounting costs associated with certain litigation involving the Company, certain insurance costs, costs associated with a proposed acquisition, and increased marketing efforts at the Company's Florida remediation services operation prior to same being sold.

The Company reported a loss from operations of $1.2 million in the 11 months ended December 31, 1996 compared to a loss of $0.9 million in the year ended January 31, 1996.

Interest expense was $0.4 million in both the period ended December 31, 1996 and the period ended January 31, 1996, as a result of increased long-term debt and an increase in amounts funded under the Sirrom Agreements (as hereinafter defined) in the current period. Other income was $0.1 million in the period ended December 31, 1996, compared to $14,000 for the period ended January 31, 1996.

The Company had income from discontinued operations of $90,000 in the 11 months ended December 31, 1996 as a result of a reduction in the reserve for operating losses for GeoLogic, which was sold effective January 31, 1996. The Company had a loss from discontinued operations of $0.8 million and a loss on disposal of GeoLogic of $0.8 million for the year ended January 31, 1996.

The Company's net loss for the 11 months ended December 31, 1996 was $1.4 million or $0.54 per share compared to $2.9 million or $1.16 per share for the year ended January 31, 1996.

During the 11 months ended December 31, 1996, the Company had made some progress towards the replacement of revenues lost due to the changes in the EDI Program by increasing its backlog of high priority sites eligible under the new Pre-Approval Program in the State of Florida. However, delays under the new program prevented the Company from commencing work on these high priority sites. As a result of the ongoing losses which the Company continued to experience at its Florida remediation services operation, this operation was sold for its approximate book value effective November 1, 1996 to Custom Biologicals, Inc. of Boca Raton, Florida.

Year Ended January 31, 1996 Compared to January 31, 1995
--------------------------------------------------------

During the year ended January 31, 1996, the Company's contract revenues decreased by approximately 49% to $4.8 million compared to $9.4 million for the year ended January 31, 1995. The Company experienced a significant reduction of approximately 63% in contract revenues during the year ended January 31, 1996 at its Florida remediation services operation due to the changes in the EDI Program which substantially decreased the Company's available backlog of sites upon which it was able to continue to perform work. The Company's Florida operations provided 61% of the Company's revenues during the year ended January 31, 1996 compared to 85% during the year ended January 31, 1995. Contract revenues at the Company's Pennsylvania remediation services operation increased by approximately 34% in the period ended January 31, 1996 compared to the period ended January 31, 1995, and partially offset the reduction experienced at the Florida remediation services operation. The increase in contract revenues within the Pennsylvania remediation services operation was principally due to the U.S. Navy subcontract with Jones.

The Company's gross margin decreased to $1.4 million in the year ended January 31, 1996 compared to $2.6 million in the year ended January 31, 1995, which is attributable to the significantly lower contract revenues at the Florida remediation services operation as a result of the EDI Program changes. Gross margins as a percentage of contract revenues at the Company's Florida remediation services operation increased in the period ended January 31, 1996 compared to the period ended January 31, 1995. The Company's gross margin at its Pennsylvania remediation services operation in the year ended January 31, 1996 decreased on higher contract revenues principally due to lower margins on certain fixed price contracts.

Selling, general and administrative expenses increased to $2.2 million in the year ended January 31, 1996 from $2.0 million in the year ended January 31, 1995. Although the Company implemented cost reductions at its Florida remediation services operation, which included closing the Tallahassee office, staff reductions at its Melbourne office and the reallocation of a portion of its workforce to the Company's Pennsylvania remediation services operation, these reductions were more than offset by increased marketing and bidding activity in an effort to replace the revenues lost as a result of the EDI Program changes. The Pennsylvania remediation services operation also experienced an increase in selling, general and administrative expenses in the year ended January 31, 1996 compared to the year ended January 31, 1995 associated with increased bidding activity. Selling, general and administrative expenses associated with the Company's corporate office remained constant when comparing the year ended January 31, 1996 and the year ended January 31, 1995.

The Company had a loss from operations of $0.9 million in the year ended January 31, 1996 compared to income from operations of $0.6 million in the year ended January 31, 1995.

Interest expense decreased to $0.4 million in the period ended January 31, 1996 compared to $0.5 million in the period ended January 31, 1995. The Company's interest expense in the period ended January 31, 1995 included $94,000 related to the amortization of the estimated fair market value of warrants. Although the Company's average interest rate was significantly lower in the period ended January 31, 1996 compared to the period ended January 31, 1995 (11.5% versus 14.7%), the average outstanding borrowings were fairly constant when comparing the two periods. In addition, the Company was required to pay ongoing interest expense on certain receivables which were funded by a third party.

As the Company had a loss in the period ended January 31, 1996, no income taxes were provided. The Company had an income tax provision from continuing operations of $31,000 during the year ended January 31, 1995.

In connection with the sale of the thermal treatment facility of its subsidiary, GeoLogic, the Company has reflected the operations of this entity as discontinued for the year ended January 31, 1996 and the year ended January 31, 1995. The loss associated with the operation of this facility totalled $0.8 million in the year ended January 31, 1996 compared with income from discontinued operations of $0.6 million in the year ended January 31, 1995. The significant loss from operations related to the Company's thermal treatment facility in the year ended January 31, 1996 is the direct result of the substantial reduction in volume processed at the facility combined with a significantly lower price realized per ton processed, which the Company feels is indirectly attributable to the EDI Program changes and the corresponding impact of these changes on the thermal treatment market in the State of Florida. The overall change in the thermal treatment market in the State of Florida prompted the Company to sell the thermal treatment facility. The Company also recorded a loss on the disposition of the thermal treatment facility of $0.8 million in the period ended January 31, 1996.

The Company had an extraordinary gain on the extinguishment of debt of $0.2 million in the year ended January 31, 1995.

The Company had a net loss of $2.9 million or $1.16 per share in the year ended January 31, 1996 compared to net income of $0.9 million or $0.48 per share for the year ended January 31, 1995.

Liquidity and Capital Resources
-------------------------------

At December 31, 1996, the Company's cash and cash equivalents totalled $0.6 million, a net increase of $0.2 million from $0.4 million at January 31, 1996. At December 31, 1996, the Company had $1.3 million held in escrow, compared to $1.0 million at January 31, 1996.

The Company currently maintains two separate agreements with Sirrom Environmental Funding, LLC (the "Sirrom Agreements") which have enabled the Company, to fund amounts billed under the EDI Program at the prime rate of interest (as defined) plus 2% for amounts up to $0.8 million and prime plus 3% for additional amounts up to $4.0 million. The Company is advanced 100% of amounts billed and is required to deposit 10% and 34%, respectively, of such amounts into an escrow account to cover potential disallowances, future interest costs, and a commitment fee. At December 31, 1996, the Company had been advanced approximately $4.8 million under the Sirrom Agreements.

In May 1996, the State of Florida passed legislation which provides for State funding of the existing backlog under the EDI Program through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, accelerated payments are to be discounted at the rate of 3.5% effective January 1, 1997, and the present value of an application will be based upon the accelerated settlement date of a reimbursement application rather than the original settlement date. The Company anticipates that this process will include the early release of the cash which the Company holds in escrow, and the termination of interest obligations in the third or fourth quarter of

1997. The Company will not be able to determine the impact of discounting on its operating results until a schedule of anticipated payment dates is established. However, the Company may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

In January 1997, the Company established a line of credit with Drummond in the amount of $0.3 million. The Company also established a line of credit in January 1997 with another lender in the amount of $0.8 million to fund the working capital requirements of the McCook Facility.

Net cash provided by operating activities was $0.4 million for the period ended December 31, 1996, compared to $2.3 million for the period ended January 31, 1996. Operating activities provided cash primarily as a result of the Company's reduction in accounts receivables of $1.2 million in the 11 months ended December 31, 1996. In the year ended January 31, 1996, account receivables were reduced by $3.3 million.

Investing activities used cash of approximately $83,000 in the period ended December 31, 1996 compared to using cash of $58,000 in the period ended January 31, 1996, primarily as a result of the purchase of property and equipment of $115,000 and $58,000, respectively.

Financing activities used cash of $25,000 in the period ended December 31, 1996 compared to using cash of $1.9 million in the period ended January 31, 1996. In the period ended January 31, 1996, the Company used proceeds from its initial public offering and the refinancing of indebtedness under lines of credit to make principal payments on certain indebtedness.

The Company believes that the cash generated from operations and its lines of credit should enable the Company to meet its ongoing liquidity requirements. The Company is closely monitoring its liquidity requirements and continues to implement cost reductions and conserve cash as necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III
                             --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K
                              INDEX

(a)  (1)  FINANCIAL STATEMENTS

          Independent Auditors' Report
          Report of Independent Auditors
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

          Independent Auditors' Report
          Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  LIST OF EXHIBITS

     2.1 Agreement and Plan of Merger dated October 1, 1996 between ICHOR Corporation and PDG Remediation, Inc. Incorporated by reference to
            Schedule 14C dated September 17, 1996.

     3.1    Articles of Incorporation.(1)

     3.2    Bylaws.(1)

     10.1   Warrant Agency Agreement.(2)

     10.2 Form of Representative's Warrant Agreement between the Company and Coleman and Company Securities, Inc.(2)

     10.3 Loan Agreement between Drummond Financial Corporation (formerly CVD Financial Corporation) and ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) dated October 28, 1993 in the amount of $2,500,000.(2)

     10.4 Amended and Restated Loan Agreement between Drummond Financial Corporation (formerly CVD Financial Corporation) and ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) dated September 6, 1994 in the amount of $4,000,000.(2)

     10.5 Loan Modification dated February 8, 1995 among Drummond Financial Corporation (formerly CVD Financial Corporation), the Company and certain other companies.(2)

     10.6 Master Funding and Indemnification Agreement between ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) and Sirrom Environmental Funding, LLC dated August 21, 1995. Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995.

     10.7 Master Funding and Indemnification Agreement between ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) and Sirrom Environmental Funding, LLC dated January 27, 1995. Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1995.

     10.8 Warrant Agreement between the Company and Sirrom Environmental Funding, LLC dated August 21, 1995.(1)

     10.9 Letter Agreements dated July 15, 1994 among J.A. Jones Construction Services Company, the Company and U.S. Navy Contract N62470-23-D-3033.(2)

     10.10 Subcontract Agreement between J.A. Jones Construction Services Company and ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.).(2)

     10.11  Amended 1994 Stock Option Plan.(3)

     10.12  1995 Qualified Incentive Stock Option Plan.(3)

     10.13  Employment contract for John M. Musacchio dated November 30,
            1995.(1)

     10.14 Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc. and the Company.(1)

     10.15 Purchase Agreement dated December 13, 1996 between the Company and Logan International Corp.(4)

     10.16 Order of Court of the Honorable Jack B. Schmeitterer of the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division approving the sale of assets of Enviropur Waste Refining and Technology, Inc. to Ortek Inc. (formerly BC Ventures Limited).(4)

     10.17 Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.

     10.18 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Company and ICHOR Services, Inc.

     11     Statement re computation of per share earnings.

     21     List of subsidiaries of the Registrant.

     23     Consent of Independent Auditors.

     27 Article 5 - Financial Data Schedule for the 11 months ended December 31, 1996.
---------------------

(1)  Incorporated by reference to the Company's Form 10-K dated
     January 31, 1996.
(2) Incorporated by reference to the Company's registration statement on Form S-1 (No. 33-82092).
(3) Incorporated by reference to ICHOR Corporation's Definitive Schedule 14A dated July 8, 1996.
(4)  Incorporated by reference to the Company's Form 8-K dated
     December 17, 1996.

(b)  REPORTS ON FORM 8-K

Reports on Form 8-K were filed on the following dates reporting under the indicated items:

Dated November 19, 1996

  Item 1.  Change in Control of Registrant.
  Item 5.  Other Events.

Dated December 17, 1996

  Item 1.  Change in Control of Registrant.
  Item 2.  Acquisition or Disposition of Assets.
  Item 7.  Financial Statements and Exhibits.

Form 8-K/A dated December 17, 1996

  Item 1.  Change in Control of Registrant.
  Item 7.  Financial Statements and Exhibits.

Dated January 10, 1996

  Item 4.  Changes in Registrant's Certified Accountant.
  Item 5.  Other Information.

------------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 Union Street  Suite 2300  Seattle WA  98101  (206) 382-7777 fax 382-7700
                                                Certified Public Accountants




                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ichor Corporation and Subsidiaries


We have audited the consolidated balance sheet of Ichor Corporation and Subsidiaries (formerly PDG Remediation, Inc.) as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the eleven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Ichor Corporation and Subsidiaries as of January 31, 1996, and the consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended January 31, 1996 and 1995, were audited by other auditors whose report dated March 8, 1996, (except for Note 3, the date of which was April 25,
1996), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ichor Corporation and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the eleven months then ended in conformity with generally accepted accounting principles.


                                             /s/  Peterson Sullivan P.L.L.C.



February 21, 1997
Seattle, Washington

------------------------------------------------------------------------------
ERNST & YOUNG LLP        One Oxford Centre                 Phone  412 644 7800
                         Pittsburgh, Pennsylvania  15219




                  REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Ichor Corporation

We have audited the accompanying consolidated balance sheet of Ichor Corporation (formerly PDG Remediation, Inc.) (the "Company") as of January 31, 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the two years in the period ended January 31, 1996. Our audits also included the accompanying financial statement schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ichor Corporation (formerly PDG Remediation, Inc.) at January 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                        /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 8, 1996, except for Note 3
  as to which the date is April 25, 1996

                ICHOR CORPORATION AND SUBSIDIARIES
                 (Formerly PDG Remediation, Inc.)
                   CONSOLIDATED BALANCE SHEETS
              December 31, 1996 and January 31, 1996
                    (In Thousands of Dollars)

                                                    December 31,      January 31,
                                                       1996              1996
                                                    ------------      ------------
     ASSETS
Current Assets
  Cash and cash equivalents                         $        628      $        362
  Cash held in escrow                                      1,254               968
  Accounts receivable, less allowance for doubtful
    accounts of $690 and $724 at December 31, 1996
    and at January 31, 1996, respectively                    434             1,626
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                 419             2,320
  Prepaid expenses                                           157               137
                                                    ------------      ------------
      Total current assets                                 2,892             5,413
Property and Equipment, at cost                            3,674               180
Other Assets                                                  42                21
                                                    ------------      ------------
                                                    $      6,608      $      5,614
                                                    ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $        531      $      1,060
  Other accrued liabilities                                  282               539
  Accrued loss on discontinued operations                      -               140
  Due to affiliate                                           420                 -
  Due to former parent                                         -               117
  Current portion of long-term debt                          477             1,300
                                                    ------------      ------------
     Total current liabilities                             1,710             3,156

Long-Term Liabilities
  Debt                                                     1,956                20
  Other                                                      955                 -
                                                    ------------      ------------
                                                           2,911                20
                                                    ------------      ------------
     Total Liabilities                                     4,621             3,176

Shareholders' Equity
  Common stock, $.01 par value; 30,000,000
    shares authorized; shares issued 4,970,320
    at December 31, 1996 and 2,470,320 at
    January 31, 1996                                          50                25
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; none issued and outstanding             -                 -
  Additional paid-in capital                               5,743             4,768
  Retained deficit                                        (3,754)           (2,355)
                                                    ------------      ------------
                                                           2,039             2,438
Less cost of 47,600 shares of common stock held
  in treasury                                                (52)                -
                                                    ------------      ------------
                                                           1,987             2,438
                                                    ------------      ------------
                                                    $      6,608      $      5,614
                                                    ============      ============

          See Notes to Consolidated Financial Statements

                ICHOR CORPORATION AND SUBSIDIARIES
                 (Formerly PDG Remediation, Inc.)
              CONSOLIDATED STATEMENTS OF OPERATIONS
      Eleven Months Ended December 31, 1996 and Years Ended
                    January 31, 1996 and 1995
     (In Thousands of Dollars, Except for Per Share Amounts)

                                      December 31,     January 31,      January 31,
                                          1996             1996             1995
                                      ------------     ------------     ------------
Contract revenues                     $      4,050     $      4,779     $      9,361

Contract costs                               3,056            3,393            6,793
                                      ------------     ------------     ------------
                                               994            1,386            2,568
Selling, general and
  administrative expenses                    2,205            2,244            1,954
                                      ------------     ------------     ------------

Income (loss) from operations               (1,211)            (858)             614

Other income (expense)
   Interest expense                           (423)            (406)            (418)
   Amortization of estimated fair
     value of warrants                           -                -              (94)
   Other                                       145               14               13
                                      ------------     ------------     ------------
                                              (278)            (392)            (499)
                                      ------------     ------------     ------------
Income (loss) from continuing
  operations before income taxes            (1,489)          (1,250)             115
Provision for income taxes                       -                -               31
                                      ------------     ------------     ------------
Income (loss) from continuing
  operations before extraordinary
  item                                      (1,489)          (1,250)              84

Discontinued operations
  Income (loss) from operations of
    soil remediation facility (less
    applicable income taxes of $159
    for the year ended January 31, 1995)        90             (768)             590
  Loss on disposal of soil remediation
    facility                                     -             (840)               -
                                      ------------     ------------     ------------
Income (loss) from discontinued
  operations                                    90           (1,608)             590
                                      ------------     ------------     ------------
Income (loss) before extraordinary
  item                                      (1,399)          (2,858)             674

Extraordinary item, gain on
  extinguishment of debt(less
  applicable income taxes of $60)                -                -              222
                                      ------------     ------------     ------------
Net income (loss)                     $     (1,399)    $     (2,858)    $        896
                                      ============     ============     ============
Net income (loss) per common share
  Income (loss) from continuing
    operations                        $       (.58)    $       (.51)    $        .04
  Discontinued operations                      .04             (.65)             .32
  Extraordinary item                             -                -              .12
                                      ------------     ------------     ------------
                                      $       (.54)    $      (1.16)    $        .48
                                      ============     ============     ============

          See Notes to Consolidated Financial Statements

                ICHOR CORPORATION AND SUBSIDIARIES
                 (Formerly PDG Remediation, Inc.)
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      Eleven Months Ended December 31, 1996 and Years Ended
                    January 31, 1996 and 1995
                    (In Thousands of Dollars)

                       Number             Additional               Retained
                     of Common   Common    Paid-in     Treasury    Earnings
                      Shares     Stock     Capital      Stock     (Deficit)    Total
                     ---------   ------   ----------   --------   ---------   --------
Balance at January
  31, 1994           1,870,320   $   19   $    2,613   $      -   $    (393)  $ 2,239

Net Income for year
  ended January 31,
  1995                                -            -          -         896       896
Revaluation of fair
  market value of
  375,000 warrants                    -         (140)         -           -      (140)
                     ---------   ------   ----------   --------   ---------   -------
Balance at January
  31, 1995           1,870,320       19        2,473          -         503     2,995

Net loss for year
  ended January 31,
  1996                                -            -          -      (2,858)   (2,858)
Common shares sold
  in public offering   600,000        6        2,145          -           -     2,151
Warrants sold in
  initial public
  offering                            -          100          -           -       100
Issuance of 100,000
  warrants                            -           50          -           -        50
                     ---------   ------   ----------   --------   ---------   -------

Balance at January
  31, 1996           2,470,320       25        4,768          -      (2,355)    2,438

Net loss for eleven
  months ended
  December 31, 1996                   -            -          -      (1,399)   (1,399)
Common shares issued
  in the acquisition
  of wholly-owned
  subsidiary         2,500,000       25          975          -           -     1,000
Repurchase of 47,600
  shares of common
  stock held in
  treasury             (47,600)       -            -        (52)          -       (52)
                     ---------   ------   ----------   --------   ---------   -------
Balance at December
  31, 1996           4,922,720   $   50   $    5,743   $    (52)  $  (3,754)  $ 1,987
                     =========   ======   ==========   ========   =========   =======



          See Notes to Consolidated Financial Statements

                ICHOR CORPORATION AND SUBSIDIARIES
                 (Formerly PDG Remediation, Inc.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
Eleven Months Ended December 31, 1996 and Years Ended January 31, 1996 and 1995
                    (In Thousands of Dollars)

                                      December 31,     January 31,      January 31,
                                          1996             1996             1995
                                      ------------     ------------     ------------
Cash Flows from Operating Activities
  Net income (loss)                   $     (1,399)    $     (2,858)    $        896
  Adjustments to reconcile net income
    (loss) to cash flows from operating
    activities
    Provision for disposal of
      discontinued operation                     -              840                -
    Depreciation and amortization              189              239              224
    Provision for losses on accounts
      receivables                               40              387              225
    Gain on settlement of insurance
      company accrual                         (149)               -                -
    Extraordinary item                           -                -             (166)
    Other                                       14               (8)              96
  Changes in current assets and liabilities
    Cash held in escrow                       (286)            (817)            (151)
    Accounts receivable                      1,176            3,279           (3,235)
    Costs and estimated earnings in excess
      of billings on uncompleted contracts   1,901            2,063           (2,010)
    Borrowings from (repayments to)
      former parent                           (117)            (541)             758
    Prepaid expenses                           (40)            (142)             (40)
    Accounts payable                          (530)              23              475
    Billings in excess of costs and estimated
      earnings on uncompleted contracts          -             (126)              46
    Advances from parent                       193                -                -
    Net assets of discontinued operations        -             (263)             (36)
    Other accrued liabilities                 (597)             202                7
    Other                                      (21)              (3)               2
                                      ------------     ------------     ------------
       Net cash provided by (used in)
         operating activities                  374            2,275           (2,909)

Cash Flows from Investing Activities
  Purchase of property and equipment          (115)             (58)            (134)
  Proceeds from sale of property and
    equipment                                   32                -              116
                                      ------------     ------------     ------------
       Net cash used in investing
         activities                            (83)             (58)             (18)

Cash Flows from Financing Activities
  Proceeds from issuance of common shares        -            2,151                -
  Proceeds from warrants sold                    -              100                -
  Purchase of stock held in treasury           (52)               -                -
  Proceeds from debt                            51            3,676            3,688
  Principal payments on debt                   (24)          (7,789)            (862)
                                      ------------     ------------     ------------
       Net cash provided by (used in)
         financing activities                  (25)          (1,862)           2,826
                                      ------------     ------------     ------------
Increase (decrease) in cash and
  cash equivalents                             266              355             (101)
Cash and cash equivalents, beginning
  of year                                      362                7              108
                                      ------------     ------------     ------------
Cash and cash equivalents, end
  of year                             $        628     $        362     $          7
                                      ============     ============     ============

          See Notes to Consolidated Financial Statements

                ICHOR CORPORATION AND SUBSIDIARIES
                 (Formerly PDG Remediation, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (In Thousands of Dollars, Except for Per Share Amounts)


NOTE 1.  THE CORPORATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

Ichor Corporation and Subsidiaries, formerly PDG Remediation, Inc. ("the Corporation"), operated as a wholly-owned subsidiary of PDG Environmental, Inc. ("PDGE") until February 1995, when 1,000,000 shares of the Corporation's common stock and 1,000,000 warrants were sold to the public. The Corporation sold 600,000 newly issued common shares and 1,000,000 warrants and received net proceeds of approximately $2,251. PDGE sold 400,000 shares of the Corporation's common stock it held which reduced its interest to approximately 59.5%. The warrants entitle the holder to purchase one share of common stock at a $6 exercise price. The warrants may be exercised at any time and expire on February 8, 2000.

Effective July 31, 1996, Drummond Financial Corporation ("Drummond") acquired PDGE's interest in the Corporation. The acquisition was part of a plan by Drummond's parent to financially restructure Drummond's loans outstanding to other entities. As part of this acquisition, the Corporation changed its year end to December 31 from January 31.

In December 1996, another subsidiary of Drummond's parent, Logan International Corporation ("Logan"), acquired a 50.3% interest in the Corporation as part of the transaction described in Note 2. At this point, Drummond's interest was reduced to 29.6%.

Business Activities
-------------------

The Corporation is involved in the environmental industry, providing environmental remediation services to the public and private sectors and recycling waste oil at a facility located in Illinois. Remediation services include assisting clients located primarily in the eastern U.S. in complying with environmental laws and regulations, such as those concerning leaking underground storage tanks and contaminated industrial facilities.

Change in Fiscal Year
---------------------


The change in the Corporation's fiscal year end resulted in an eleven month period in 1996. Unaudited pro forma condensed consolidated results of operations for the comparable 1995 and 1994 periods are as follows:

                                      Eleven months ended December 31,
                                  1996             1995             1994
                              ------------     ------------     ------------
Contract revenues             $      4,050     $      4,645     $      8,776
Contract costs                      (3,056)          (3,172)          (6,520)
Selling, general and
  administrative expenses           (2,205)          (1,974)          (1,818)
Other expenses, net                   (278)            (359)            (442)
Provision for income taxes               -                -              (36)
                              ------------     ------------     ------------
Income (loss) from continuing
  operations                        (1,489)            (860)             (40)
Discontinued operations                 90             (732)             525
Extraordinary item                       -                -              222
                              ------------     ------------     ------------
Net income (loss)             $     (1,399)    $     (1,592)    $        707
                              ============     ============     ============

Net income (loss) per common share
  Loss from continuing
    operations                $       (.58)    $       (.35)    $       (.02)
  Discontinued operations              .04             (.30)             .28
  Extraordinary item                     -                -              .12
                              ------------     ------------     ------------
                              $       (.54)    $       (.65)    $        .38
                              ============     ============     ============

The unaudited proforma results have been prepared for comparability purposes only and may not necessarily reflect the results of operations had the 1995 and 1994 fiscal periods actually included eleven months.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Significant intercompany accounts and transactions of continuing operations have been eliminated.

Methods of Accounting for Contracts
-----------------------------------

Revenues for environmental remediation services on lump sum contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date of total estimated contract costs. Revenues for environmental remediation services on time-and-materials contracts are recognized based on estimated multipliers applied to cost incurred to date. These margins are adjusted to actual as the contract is completed.

Contract costs include direct labor and material costs and those indirect costs related to contract performance, such as supplies, tools, depreciation, repairs and insurance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consists principally of demand deposits at commercial banks. Cash balances are occasionally in excess of federally insured amounts.

Cash Held in Escrow
-------------------

Cash held in escrow represents amounts which are subject to withdrawal restrictions and principally relate to a funding arrangement with Sirrom Environmental Funding, LLC, described in Note 8, and work performed as a subcontractor to certain companies.

Environmental Conservation
--------------------------

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are recorded when there is an agreement with a reimbursing entity.

Taxes on Income
---------------

The Corporation accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, the Corporation generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings Per Share
------------------

Earnings or loss per common share has been computed based upon the weighted average number of common shares outstanding for the eleven months ended December 31, 1996, and the years ended January 31, 1996 and 1995. Stock options and warrants have not been reflected as exercised for purposes of computing earnings or loss per share since the exercise of such options and warrants would be antidilutive. The weighted average number of shares was 2,585,590, 2,456,000 and 1,870,320 for the eleven months ended December 31, 1996 and the years ended January 31, 1996 and 1995, respectively.

Depreciation
------------

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Permits are amortized over a 40-year period representing their estimated economic lives.

Use of Estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of the grant over the amount an employee is required to pay for the stock.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2.  ACQUISITION

In December 1996, the Corporation acquired all of the outstanding common shares of a corporation which currently owns the waste oil recycling facility. The subsidiary was acquired from Logan in exchange for 2.5 million shares of the Corporation's common stock and a promissory note in the amount of $1,425. The cost of the assets acquired in this nonmonetary transaction was approximately $3,619 and approximately $1,194 in liabilities were assumed. Because of the bankruptcy proceeding which included the facility, as discussed below, no reliable financial information with respect to the facility's results of operations are available prior to December 21, 1996.

The acquired subsidiary's assets and liabilities include only those which relate to the waste oil recycling facility. The facility had originally been a part of an entity which declared bankruptcy. That entity had a secured loan outstanding from Drummond when it declared bankruptcy. Through a series of transactions, Logan acquired the subsidiary which held the loan. The loan was valued at $2,425 based primarily on the independent appraisal of the waste oil recycling facility. The subsidiary acquired the facility and its related liabilities from the bankrupt estate on December 20, 1996. The facility was not operated by the Corporation during 1996.


NOTE 3.  DISCONTINUED OPERATION

In prior years, the Corporation provided services associated with the decontamination of petroleum contaminated soils at its facility in Florida. The services were supported by a state-sponsored program ("the Florida program"). Because of significant changes in the Florida program, the Corporation developed a plan during 1996 to exit the Florida soil remediation market. As a result, the Corporation has accounted for this segment of its business as a discontinued operation as of January 31, 1996.

The Corporation recorded a loss on disposition of $840 in the year ended January 31, 1996, comprised of a write-off of the segment's net assets and a $140 provision for costs associated with disposition. Net sales of the segment were $1,500 and $3,900 for the years ended January 31, 1996 and 1995, respectively. The income amount at December 31, 1996, results from a reduction in the reserve for operating losses on the discontinued operation established at January 31, 1996.


NOTE 4.  ACCOUNTS RECEIVABLE AND MAJOR CUSTOMERS

During the eleven months ended December 31, 1996, revenues from three customers were 66% of total revenues. During the year ended January 31, 1996, revenues from one customer were 24% of total revenues. For the year ended January 31, 1995, no single customer contributed 10% or more of the Corporation's total revenues. It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

The Corporation has contracts to provide services involving the remediation of underground storage tank sites for private customers under the Florida program. Receivables under this program at December 31, 1996, January 31, 1996 and January 31, 1995, totaled $771, $2,000 and $4,942, respectively. During the eleven months ended December 31, 1996, and the years ended January 31, 1996 and 1995, revenues equal to 19.9%, 60.9% and 79.7%, respectively, of total revenues were attributable to this program.

The Corporation performed services as a subcontractor to companies with respect to the Florida program. In certain circumstances, the Corporation has provided an indemnification for any amounts which are not reimbursed. At December 31, 1996, January 31, 1996 and January 31, 1995, the Corporation had provided such indemnifications for $4,596, $7,011 and $3,137, respectively, of work performed pursuant to such subcontractor arrangements. The Corporation has provided for any potential future losses associated with these indemnifications as part of its allowance for doubtful accounts.


NOTE 5.  TRANSACTIONS WITH AFFILIATES

In addition to the transactions with Drummond and Logan discussed in Notes 1 and 2, the Corporation has advances from Drummond that total $420 at December 31, 1996. The advances are expected to be paid in March 1997.

During the year ended January 31, 1996, PDGE provided the Corporation with certain management services principally related to insurance coverage and the rental of office space. At January 31, 1996, the Corporation had an outstanding payable of $117 to PDGE related to these services and the settlement of intercompany balances subsequent to the initial public offering. This amount was paid during the eleven months ended December 31, 1996.

During the years ended January 31, 1996 and 1995, PDGE provided certain accounting and executive services on the basis of a management services agreement between the entities. The charge for such services was $51 for the year ended January 31, 1996, and $814 for the year ended January 31, 1995. This relationship was terminated during the year ended January 31, 1996.

NOTE 6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                            December 31,          January 31,
                                               1996                  1996
                                           ------------           -----------
Revenues earned on uncompleted contracts   $      3,801           $     4,539

Less billings to date                             3,382                 2,219
                                           ------------           -----------
                                           $        419           $     2,320
                                           ============           ===========

At December 31, 1996 and January 31, 1996, net under billings included $116 and $2,062, respectively, of amounts which were to be billed upon the completion of certain program tasks as defined under the Florida program.


NOTE 7.  PROPERTY AND EQUIPMENT

                                            December 31,          January 31,
                                               1996                  1996
                                           ------------           -----------
Land, building and equipment               $      2,291           $       617
Permits                                           1,750                     -
                                           ------------           -----------
                                                  4,041                   617
Less accumulated depreciation                      (367)                 (437)
                                           ------------           -----------
                                           $      3,674           $       180
                                           ============           ===========


NOTE 8.  LINES OF CREDIT

On January 27, 1995, a wholly-owned subsidiary of the Corporation entered into a credit agreement with Sirrom Environmental Funding, LLC, ("the Sirrom Agreement") which provided $750 of funding in connection with clean-up activities under the Florida program. The Sirrom Agreement enabled the Corporation to fund the amounts which the Corporation billed under the Florida program at the prime rate of interest, as defined, plus 2%. The ability to draw on additional funding under the Sirrom Agreement expires on January 27, 1997. The Corporation is advanced 100% of amounts billed, and is required to deposit 10% into an escrow account to cover potential disallowances. As of December 31, 1996, and January 31, 1996, funding under this program was approximately at its maximum level.

On August 21, 1995, a wholly-owned subsidiary of the Corporation entered into a second credit agreement with Sirrom Environmental Funding, LLC ("Second Sirrom Agreement"), which provided $4,000 of funding relative to unbilled amounts under the Florida program. The Second Sirrom Agreement, which expires on August 21, 1997, enabled the Corporation to fund amounts billed at the prime rate of interest, as defined, plus 3%. Although the Corporation is advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. The Corporation also issued a warrant to purchase 100,000 shares of the Corporation's common stock to Sirrom Environmental Funding, LLC at an exercise price of $1.37 per share in conjunction with the execution of the Second Sirrom Agreement. The warrant expires on January 31, 1999. The Corporation has recorded $50 as the estimated fair market value of the warrant. As of December 31, 1996, and January 31, 1996, the Corporation was advanced approximately $4,000 and $1,868 under the Second Sirrom Agreement, respectively.

The Corporation has a commitment for a $750 line of credit from another lender which was established in 1997.


NOTE 9.  LONG-TERM DEBT

                                            December 31,          January 31,
                                               1996                  1996
                                           ------------           -----------
Note payable to Logan as discussed in
Note 2, due December 1999, interest at
8% payable monthly, collateralized by
waste oil recycling facility               $      1,425           $         -

Amounts due to an insurance company in
monthly payments of $38.  No interest is
charged on this debt.  No interest has
been imputed since the amount is not
deemed material                                     945                 1,284

Other notes payable with interest rates
ranging from 6.75% to 14.3% with various
maturities                                           63                    36
                                           ------------           -----------
                                                  2,433                 1,320

Less current portion                                477                 1,300
                                           ------------           -----------
                                           $      1,956           $        20
                                           ============           ===========

Principal maturities for the years ending December 31 are as follows:

                   1997           $       477
                   1998                   476
                   1999                 1,477
                   2000                     3
                                  -----------
                   Total          $     2,433
                                  ===========


The Corporation paid approximately $442, $643 and $767 for interest costs during the eleven months ended December 31, 1996, and the years ended January 31, 1996 and 1995.

The fair value of the note payable to Logan and other notes payable are estimated to approximate the recorded values. The fair value of the amount due to an insurance company is estimated to be $895 at December 31, 1996. Fair values are based on the terms of the related debt.


NOTE 10.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of a reserve for environmental liability and federal taxes.

The reserve for environmental liability cost amounts to $800 at December 31, 1996 and represents expected soil and groundwater remediation costs at the waste oil recycling facility. However, the ultimate cost may differ from the amount presently accrued.


NOTE 11.  INCOME TAXES

The Corporation had net operating loss carryforwards of approximately $4,600 and $2,800 at December 31, 1996, and January 31, 1996, respectively. Of the $4,600 carryover as of December 31, 1996, $500 expires in 2004, $1,800 expires in 2010, and $2,300 expires in 2011. The Corporation's utilization of the losses will be limited to the long-term exempt rate applied to the value of the Corporation on an annual basis.

For financial reporting purposes, a valuation allowance of approximately $1,945 and $1,003 was recognized at December 31, 1996 and January 31, 1996, respectively, to offset the deferred tax asset related to these carryforwards and other deferred tax assets. The valuation allowance increased during the year ended January 31, 1996, and the eleven months ended December 31, 1996, due to the uncertainty of utilizing operating tax losses in future years.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Corporation's deferred tax assets as of December 31, 1996, and January 31, 1996, are as follows:

                                           December 31,           January 31,
                                               1996                  1996
                                           ------------           -----------
Deferred tax liabilities:
  Tax over book depreciation               $          -          $        414
Deferred tax assets:
  Accounts receivable allowance                     213                   284
  Net operating loss carryforwards                1,732                 1,046
  Other                                               -                    87
                                           ------------           -----------
  Net deferred tax assets before
    valuation allowance                           1,945                 1,003

  Valuation allowance for deferred
     tax assets                                  (1,945)               (1,003)
                                           ------------           -----------
  Net deferred tax assets                  $          -           $         -
                                           ============           ===========

Significant components of the provision for income taxes on continuing operations are as follows:

                                 Eleven
                              months ended
                               December 31,       Years ended January 31,
                                   1996              1996             1995
                              ------------      ------------      ------------
Current:
  Federal                     $          -      $          -      $          8
  State                                  -                 -                23
                              ------------      ------------      ------------
  Total income tax provision  $          -      $          -      $         31
                              ============      ============      ============

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                Eleven
                              months ended
                               December 31,     Years ended January 31,
                                   1996            1996           1995
                              ------------    ------------    ------------
Tax at statutory rate         $      (532)    $       (425)   $         39
Limitation (benefit) of net
  operating loss utilization          915              423             (24)
Other                                (383)               2              16
                              ------------    ------------    ------------
                              $          -    $          -    $         31
                              ============    ============    ============

NOTE 12.  STOCK OPTION PLANS

1994 Amended Stock Option Plan
------------------------------

The Corporation maintains a stock option plan which provides for the issuance of up to 350,000 shares of the Corporation's common stock to employees and non-employee directors. Options to purchase 137,500 shares were granted on July 21, 1994, at an option price of $5.00 per share, of which options to purchase 93,500 shares were fully vested. The remaining options vest one third each year following the date of grant.

Options to purchase an additional 15,000 shares of the Corporation's common stock were granted on May 23, 1995, at an exercise price of $1.91 per share and options to purchase 5,000 shares of the Corporation's common stock were granted on December 13, 1995, at an exercise price of $.75 per share. These options vest one third each year following the date of grant.

On October 2, 1995, pursuant to the terms of the stock option plan, options to purchase 2,500 shares of the Corporation's common stock were granted to the Corporation's non-employee directors at an exercise price of $1.34 per share. These options vested on the date of grant.

On December 13, 1995, the Corporation's outstanding options priced at $1.34, $1.91 and $5.00 per share were repriced to $.75 per share. After repricing, the fair value of options granted during the year ended January 31, 1996, was $109 (weighted average fair value per option of $.74).

On August 22, 1996, pursuant to the terms of the stock option plan, options to purchase 2,500 shares of the Corporation's common stock were granted to certain non-employee directors of the Corporation at an exercise price of $1.00 per share. These options vested on the date of the grant.

On September 3, 1996, options to purchase 40,000 shares of the Corporation's common stock were granted to certain non-employee directors at an exercise price of $1.1875 per share. These options vested at the date of the grant. The fair value of options granted during the eleven months ended December 31, 1996, was $50 (weighted average fair value per option of $1.18).

The following table summarizes information with respect to the 1994 Amended Stock Option Plan.

                                                                 Weighted*
                                                                 Average
                                                Number of        Exercise
                                                 Shares           Price
                                                ---------        ---------

Outstanding at January 31, 1994                         -        $       -
Granted                                           137,500              .75
                                                ---------
Outstanding at January 31, 1995                   137,500              .75
Granted                                            22,500              .75
Canceled - Reusable                              (12,500)              .75
                                                ---------

Outstanding at January 31, 1996                   147,500              .75
Granted                                            42,500             1.18
Canceled - Reusable                               (10,500)             .75
                                                ---------
Outstanding at December 31, 1996                  179,500        $     .81
                                                =========        =========

Exercisable at December 31, 1996                  160,330        $     .86
                                                =========        =========
Reserved for future grants at
  December 31, 1996                               170,500
                                                =========

* As repriced at December 13, 1995.

All options have an expiration date ten years after issuance. No options have been exercised.

1995 Qualified Incentive Stock Option Plan
------------------------------------------

The Corporation's board of directors approved a second stock option plan on August 15, 1996. This plan provides for the issuance of up to 150,000 shares of the Corporation's common stock to key employees. Options to purchase 150,000 shares were granted on August 15, 1996, at an option price of $.75 per share. All these options immediately vested. Due to a termination, options to purchase 25,000 shares were relinquished. These options are reserved for future grants. The fair value of options granted during the eleven months ended December 31, 1996, was $89 (weighted average fair value per option of $.72).

The following table summarizes information with respect to the 1995 Qualified Incentive Stock Option Plan:

                                                                 Weighted*
                                                                 Average
                                                Number of        Exercise
                                                 Shares           Price
                                                ---------        ---------

Outstanding at January 31, 1996                         -        $       -
Granted                                           150,000              .75
Canceled - Reusable                               (25,000)             .75
                                                ---------

Outstanding at December 31, 1996                  125,000        $     .75
                                                =========        =========

Exercisable at December 31, 1996                  125,000        $     .75
                                                =========        =========

Reserved for future grants at
  December 31, 1996                                25,000
                                                =========

All options have an expiration date ten years after issuance. No options have been exercised.

Compensation
------------

For both the 1994 Amended Stock Option Plan and the 1995 Qualified Incentive Stock Option Plan, when options are granted, or the exercise price is adjusted, the exercise price cannot be less than the fair market value of the Corporation's common stock (as defined). In accordance with Accounting Principles Board Opinion No. 25, no compensation expense was recognized. Had compensation expense been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net loss and per share data would have been adjusted as follows:

                                           December 31,           January 31,
                                               1996                  1996
                                           ------------           -----------
Net loss
-----------------
    As reported                            $     (1,399)          $    (2,858)
                                           ============           ===========
    Pro forma                              $     (1,551)          $    (2,953)
                                           ============           ===========

Per share data
-----------------
    As reported                            $       (.54)          $     (1.16)
                                           ============           ===========

    Pro forma                              $       (.60)          $     (1.20)
                                           ============           ===========

The fair value of each option granted is estimated on the grant date using the Black Scholes model. The assumptions used in calculating fair value are as follows:

     Risk-free interest rate              5.0%
     Expected life of the options         10 years
     Expected volatility                  111.5%
     Expected dividend yield                0.0%


NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Corporation has been named as a defendant in a purported class action lawsuit filed in U.S. Federal Court involving all persons and entities who purchased the Corporation's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff is seeking certification of the action as a class action and recision for the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. The Corporation believes that the plaintiff's allegations are without merit or that there are meritorious defenses, and intends to defend the action vigorously. However, if the plaintiff is successful, it may have an adverse effect on the Corporation. No liability has been recorded in connection with this lawsuit.

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases totaled $219 for the eleven months ended December 31, 1996, and $286 and $210 for the years ended January 31, 1996 and 1995, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at December 31, 1996, due during the next five fiscal years are as follows: 1997 - $163; 1998
- $148; 1999 - $133; 2000 - $22; and 2001 - $0.

------------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 Union Street  Suite 2300  Seattle WA  98101  (206) 382-7777 fax 382-7700
                                                Certified Public Accountants




                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------



To the Board of Directors and Shareholders
Ichor Corporation and Subsidiaries

Our report on the consolidated financial statements of Ichor Corporation and Subsidiaries is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/  Peterson Sullivan P.L.L.C.

February 21, 1997
Seattle, Washington

                ICHOR CORPORATION AND SUBSIDIARIES
                 (Formerly PDG Remediation, Inc.)
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Eleven Months Ended December 31, 1996 and the Years Ended
                    January 31, 1996 and 1995
                    (In Thousands of Dollars)

                                        Additions
                                  ----------------------
                    Balance at                 Charged                      Balance at
                    beginning      Charged     to other                      close
                    of period     to income   accounts(1)    Deductions(2)  of period
                    ----------    ---------   ----------     -----------    ----------

Eleven Months Ended
  December 31, 1996
Allowance for
  doubtful accounts $      724    $      40   $      130     $       204     $     690
                    ==========    =========   ==========     ===========     =========

Year Ended
  January 31, 1996
Allowance for
  doubtful accounts $      307    $     387   $        -     $       (30)    $     724
                    ==========    =========   ==========     ===========     =========

Year Ended
  January 31, 1995
Allowance for
  doubtful accounts $      183     $    225   $        -     $       101     $     307
                    ==========    =========   ===========    ===========     =========



(1) Allowance for uncollectibility to reflect the fair value of receivables purchased; recorded at the date of acquisition of the waste oil recycling facility
(2)  Uncollectible accounts written off, net of recoveries

                            SIGNATURES
                            ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 1997

                                        ICHOR CORPORATION

                                        By: /s/ Michael J. Smith
                                            ---------------------------------
                                        Michael J. Smith, President,
                                        Chief Financial Officer and Treasurer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael J. Smith                            March 18, 1997
-----------------------------------
Michael J. Smith
President, Chief Financial Officer,
Treasurer and Director


/s/ Roy Zanatta                                 March 18, 1997
-----------------------------------
Roy Zanatta
Secretary and Director


/s/ John Musacchio                              March 18, 1997
-----------------------------------
John Musacchio
Director


/s/ Edgar Berkey                                March 18, 1997
-----------------------------------
Edgar Berkey
Director


/s/ Leonard Petersen                            March 18, 1997
-----------------------------------
Leonard Petersen
Director

                          EXHIBIT INDEX
                          -------------

Exhibit Number       Description
--------------       -----------

    2.1 Agreement and Plan of Merger dated October 1, 1996 between ICHOR Corporation and PDG Remediation, Inc. Incorporated by reference to Schedule 14C dated September 17, 1996.

    3.1              Articles of Incorporation.(1)

    3.2              Bylaws.(1)

    10.1             Warrant Agency Agreement.(2)

    10.2 Form of Representative's Warrant Agreement between the Company and Coleman and Company Securities, Inc.(2)

    10.3 Loan Agreement between Drummond Financial Corporation (formerly CVD Financial Corporation) and ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) dated October 28, 1993 in the amount of $2,500,000.(2)

    10.4 Amended and Restated Loan Agreement between Drummond Financial Corporation (formerly CVD Financial Corporation) and ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) dated September 6, 1994 in the amount of $4,000,000.(2)

    10.5 Loan Modification dated February 8, 1995 among Drummond Financial Corporation (formerly CVD Financial Corporation), the Company and certain other companies.(2)

    10.6 Master Funding and Indemnification Agreement between ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) and Sirrom Environmental Funding, LLC dated August 21, 1995. Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1995.

    10.7 Master Funding and Indemnification Agreement between ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.) and Sirrom Environmental Funding, LLC dated January 27, 1995. Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1995.

    10.8 Warrant Agreement between the Company and Sirrom Environmental Funding, LLC dated August 21, 1995.(1)

    10.9 Letter Agreements dated July 15, 1994 among J.A. Jones Construction Services Company, the Company and U.S. Navy Contract N62470-23-D-3033.(2)

    10.10 Subcontract Agreement between J.A. Jones Construction Services Company and ICHOR Services, Inc. (formerly PDG Environmental Services, Inc.).(2)

    10.11            Amended 1994 Stock Option Plan.(3)

    10.12            1995 Qualified Incentive Stock Option Plan.(3)

    10.13            Employment contract for John M. Musacchio dated November
                     30, 1995.(1)

    10.14 Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc. and the Company.(1)

    10.15 Purchase Agreement dated December 13, 1996 between the Company and Logan International Corp.(4)

    10.16 Order of Court of the Honorable Jack B. Schmeitterer of the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division approving the sale of assets of Enviropur Waste Refining and Technology, Inc. to Ortek Inc. (formerly BC Ventures Limited).(4)

    10.17            Loan Agreement dated January 15, 1997 between Ortek Inc.
                     and Volendam Investments Limited.

    10.18 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Company and ICHOR Services, Inc.

    11               Statement re computation of per share earnings.

    21               List of subsidiaries of the Registrant.

    23               Consent of Independent Auditors

    27 Article 5 - Financial Data Schedule for the 11 months ended December 31, 1996.
-----------------
(1)  Incorporated by reference to the Company's Form 10-K dated
     January 31, 1996.
(2) Incorporated by reference to the Company's registration statement on Form S-1 (No. 33-82092).
(3) Incorporated by reference to ICHOR Corporation's Definitive Schedule 14A dated July 8, 1996.
(4)  Incorporated by reference to the Company's Form 8-K dated
     December 17, 1996.