Form 10-Q
period 1997-03-31
ICHOR CORP
filed 1997-05-15
CIK 927761

=============================================================================



                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                  Commission File Number:  00-25132


                           ICHOR CORPORATION
         (Exact name of Registrant as specified in its charter)

                Delaware                               25-1741849
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

     300 Oxford Drive, Monroeville, Pennsylvania            15146
      (Address of principal executive offices)           (Zip Code)

                                (412) 856-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X         No
                             ---            ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                   Class                    Outstanding at May 8, 1997
                   -----                    --------------------------
               Common Stock, $0.01                    4,919,720
                 par value



=============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                        PART I.   FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                              ICHOR CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (Unaudited)

                           ICHOR CORPORATION
                Condensed Consolidated Balance Sheets
                               (Unaudited)
                          (dollars in thousands)

                                            March 31,   December 31,
                                              1997          1996
                                           ---------    -----------
                                 ASSETS
Current Assets
  Cash and cash equivalents                $     528      $     628
  Cash held in escrow                          1,086          1,254
  Accounts receivable, less allowance for
    doubtful accounts                            615            434
  Costs and estimated earnings in excess
    of billings on uncompleted contracts         198            419
  Prepaid expenses                               290            157
                                           ---------      ---------
     Total current assets                      2,717          2,892
Property and Equipment, at cost                4,266          3,674
Other Assets                                      58             42
                                           ---------      ---------
                                           $   7,041      $   6,608
                                           =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                         $     423      $     531
  Other accrued liabilities                      490            282
  Due to affiliate                               387            420
  Current portion of long-term debt              486            477
                                           ---------      ---------
     Total current liabilities                 1,786          1,710

Long-term Liabilities
  Debt                                         2,591          1,956
  Other                                        1,172            955
                                           ---------      ---------
                                               3,763          2,911
                                           ---------      ---------
     Total liabilities                         5,549          4,621

Shareholders' Equity
  Common stock                                    50             50
  Additional paid-in capital                   5,743          5,743
  Retained deficit                            (4,245)        (3,754)
                                           ---------      ---------
                                               1,548          2,039
Less cost of shares of common stock
  held in treasury                               (56)           (52)
                                           ---------      ---------
     Total equity                              1,492          1,987
                                           ---------      ---------
                                           $   7,041      $   6,608
                                           =========      =========
                                    -3-

                                 ICHOR CORPORATION
                        Consolidated Statements of Operations
                                    (Unaudited)
                   (dollars in thousands except per share amounts)

                                           For the Three      For the Three
                                           Months Ended       Months Ended
                                           March 31, 1997     March 31, 1996
                                           --------------     ---------------
Contract revenues                            $      489           $      995
Contract costs                                      385                  927
                                             ----------           ----------
                                                    104                   68

Selling, general and administrative expenses        417                  648
                                             ----------           ----------
Loss from operations                               (313)                (580)

Other income (expense):
  Interest expense                                 (179)                 (94)
  Other                                               1                    3
                                             ----------           ----------
Loss from continuing operations
  before income taxes                              (491)                (671)
                                             ----------           ----------
Provision for income taxes                            -                    -
                                             ----------           ----------
Loss from continuing operations                    (491)                (671)

Discontinued operation:
  Loss from operations of soil
    remediation facility                              -                  (36)
  Loss on disposal of soil remediation
     facility                                         -                 (840)
                                             ----------           ----------
      Loss from discontinued operations               -                 (876)
                                             ----------           ----------
Net loss                                     $     (491)          $   (1,547)
                                             ==========           ==========
Net loss per common share:
  Loss from continuing operations            $    (0.10)          $    (0.27)
  Discontinued operation                              -                (0.35)
                                             ----------           ----------
                                             $    (0.10)          $    (0.62)
                                             ==========           ==========

                                  ICHOR CORPORATION
                       Consolidated Statements of Cash Flows
                                     (Unaudited)
                                (dollars in thousands)

                                             For the Three     For the Three
                                             Months Ended      Months Ended
                                             March 31, 1997    March 31, 1996
                                             --------------    --------------
Cash Flows from Operating Activities:
  Net loss                                    $      (491)       $    (1,547)
  Adjustments to reconcile net loss to
    cash flows from operating activities
   Provision for disposal of discontinued
    operation                                           -                840
   Depreciation and amortization                       36                 55
   Provision for losses on accounts receivable          -                255
   Other                                              (17)                (5)
  Changes in current assets and liabilities
   Cash held in escrow                                168               (104)
   Accounts receivable                               (175)               999
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                 221               (111)
   Prepaid expenses                                   (84)                 -
   Accounts payable                                  (108)               144
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                   -                (22)
   Due to affiliates                                  (33)               (43)
   Net assets of discontinued operations                -                (15)
   Other accrued liabilities                           26                138
   Other                                                -                 (1)
                                              -----------        -----------
    Net cash (used in) provided by operating
     activities                                      (457)               583

Cash Flows from Investing Activities:
   Purchase of property and equipment                (283)               (26)
                                              -----------        -----------
    Net cash used in investing activities            (283)               (26)

Cash Flows from Financing Activities:
  Purchase of stock held in treasury                   (4)                 -
  Proceeds from debt                                  763                 19
  Principal payments on debt                         (119)                (4)
                                              -----------        -----------
    Net cash provided by financing activities         640                 15
                                              -----------        -----------
(Decrease) increase in cash and cash equivalents     (100)               572
Cash and cash equivalents, beginning of period        628                 18
                                              -----------        -----------
Cash and cash equivalents, end of period      $       528        $       590
                                              ===========        ===========

                                 ICHOR CORPORATION
                     Notes to Consolidated Financial Statements
                                  March 31, 1997
                                    (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

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

On September 4, 1996, the Corporation's Board of Directors voted to change the Corporation's fiscal year end from January 31 to December 31.

All adjustments made during three months ended March 31, 1997, were of a normal, recurring nature. The amounts presented for the three months ended March 31, 1997, are not necessarily indicative of results of operations for a full year. Additional information is contained in the statements and accompanying notes included in the Corporation's Transition Report on Form 10-K for the 11 months ended December 31, 1996, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2.    BUSINESS ACTIVITIES

The Corporation is in the environmental services business, including remediation and recycling. Its operations consist of providing remediation services to assist commercial, industrial and government clients in complying with environmental laws and regulations, and recycling petroleum waste products and disposing of oily waste waters. The Corporation's remediation services range from initial assessment of site contamination through the design and implementation of remediation and treatment systems to remove contamination. The Corporation's waste oil recycling facility was brought on-line in April 1997, and can convert waste oil into distillate and other recycled petroleum products and process and dispose of oily waste waters.

NOTE 3.    NET LOSS PER SHARE

Primary earnings per share are calculated by dividing the net loss by the weighted average of common shares outstanding during the three months ended March 31, 1997 and 1996.

Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three months ended March 31, 1997 and 1996, respectively, since the exercise of such options and warrants would be anti-dilutive.

Note 4.    COMMITMENTS AND CONTINGENCIES

As discussed in further detail in "Item 3. Legal Proceedings" contained in the Corporation's Transition Report on Form 10-K for the 11 months ended December 31, 1996, the Corporation, its former parent company, certain of its officers and directors, and the underwriters of its initial public offering have been named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                        PART I.   FINANCIAL INFORMATION
                                  ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of ICHOR Corporation (the "Corporation") for the three months ended March 31, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended March  31, 1997
----------------------------------------------------------

Contract revenues for the three months ended March 31, 1997 decreased to $0.5 million from $1.0 million for the three months ended March 31, 1996, primarily as a result of the sale of the Corporation's Florida remediation services operation effective November 1, 1996. The decrease in revenues was partially offset by an increase in revenues under a large federal contract with J. A. Jones Management Services, which accounted for approximately 62% of the Corporation's revenues in the current period.

Contract costs for the period ended March 31, 1997 decreased to $0.4 million from $0.9 million for the period ended March 31, 1996, primarily as a result of lower revenues. The Corporation's gross margin increased to $0.1 million or 21.3% of revenues for the three months ended March 31, 1997 from $68,000 or 6.8% of revenues for the three months ended March 31, 1996.

Selling, general and administrative expenses for the current period were $0.4 million, compared to $0.6 million for the comparative period of 1996. The decrease in selling, general and administrative expenses is principally due to the sale of the Florida remediation services operation.

The Corporation reported a loss from operations of $0.3 million in the three months ended March 31, 1997, compared to $0.6 million for the three months ended March 31, 1996.

Interest expense was $0.2 million in the period ended March 31, 1997, compared to $0.1 million in the period ended March 31, 1996, primarily as a result of an increase in long-term debt and in the amounts funded under the Sirrom Agreements (as hereinafter defined) in the current period.

The Corporation had a loss from discontinued operations of $36,000 and a loss on the disposal of its thermal treatment facility of $0.8 million for the period ended March 31, 1996, which occurred effective January 31, 1996.

The Corporation's net loss for the three months ended March 31, 1997 was $0.5 million or $0.10 per share, compared to $1.5 million or $0.62 per share for the period ended March 31, 1996.
                                       -8-

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Corporation's cash and cash equivalents totaled $0.5 million, a net decrease of $0.1 million from $0.6 million at December 31, 1996. At March 31, 1997, the Corporation had $1.1 million held in escrow, compared to $1.3 million at December 31, 1996.

The Corporation maintains two separate agreements with Sirrom Environmental Funding, LLC (the "Sirrom Agreements") which have enabled the Corporation to fund amounts billed under the Florida State funded site rehabilitation program known as the "EDI Program" at the prime rate of interest (as defined) plus 2% for amounts up to $0.8 million and prime plus 3% for additional amounts up to $4.0 million. The Corporation has been advanced 100% of amounts billed and outstanding and maintains a deposit of 10% and 34%, respectively, of such amounts in an escrow account to cover potential disallowances, future interest costs, and a commitment fee. At March 31, 1997, the Corporation had been advanced approximately $4.3 million as aforesaid under the Sirrom Agreements.

In May 1996, the State of Florida passed legislation which provides for State funding of the existing backlog under the EDI Program through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, accelerated payments are to be discounted at the rate of 3.5% effective January 1, 1997, and the present value of an application will be based upon the accelerated settlement date of a reimbursement application rather than the original settlement date. The Corporation anticipates that this process will include the early release of the cash which the Corporation holds in escrow, and the termination of interest obligations in the third or fourth quarter of 1997. The Corporation will not be able to determine the impact of discounting on its operating results until a schedule of anticipated payment dates is established. However, the Corporation may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

Net cash used in operating activities was $0.5 million for the period ended March 31, 1997, compared to cash provided of $0.6 million for the period ended March 31, 1996. Operating activities used cash primarily as a result of the net loss for the period and an increase in accounts receivable. In the three months ended March 31, 1996, accounts receivable provided cash of $1.0 million.

Investing activities used cash of $0.3 million in the period ended March 31, 1997, compared to $26,000 in the period ended March 31, 1996, as a result of the purchase of property and equipment. The Corporation intends to divest its environmental remediation business in 1997 and build its waste oil recycling and related operations.

Financing activities provided cash of $0.6 million in the period ended March 31, 1997, compared to $15,000 in the period ended March 31, 1996. In January 1997, the Corporation established a line of credit with Drummond Financial Corporation in the amount of $0.3 million. The Corporation also established a line of credit in January 1997 with another lender in the amount of $0.8 million to fund the working capital requirements of the Corporation's waste oil recycling facility in McCook

Illinois, which was brought on-line in April 1997. The Corporation made principal payments on debt of $0.1 million in the current period, compared to $4,000 in the comparative period.

The Corporation believes that the cash generated from operations and its lines of credit should enable the Corporation to meet its ongoing liquidity requirements. The Corporation is closely monitoring its liquidity requirements and continues to implement cost reductions and conserve cash as necessary.

                         PART II.   OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's transition report on Form 10-K for the 11 months ended December 31, 1996 for information concerning certain legal proceedings.

ITEMS 2 to 5.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                                   Description
-------                                  -----------
  27            Article 5 - Financial Data Schedule for the 1st Quarter
                1997 Form 10-Q.

(b)  Reports on Form 8-K

The Corporation filed the following reports with respect to the indicated items during the three months ended March 31, 1997:

Form 8-K dated December 17, 1996
    Item 1.  Change in Control of Registrant.
    Item 2.  Acquisition or Disposition of Assets.
    Item 3.  Financial Statements and Exhibits.

Form 8-K/A dated December 17, 1996
    Item 1.  Change in Control of Registrant.
    Item 7.  Financial Statements and Exhibits.

Form 8-K dated January 10, 1996
    Item 4.  Changes in Registrant's Certified Accountant.
    Item 5.  Other Information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 9, 1997

                                     ICHOR CORPORATION


                                     By: /s/Michael J. Smith
                                        ----------------------------------
                                        Michael J. Smith, President, Chief
                                        Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------

  27             Article 5 - Financial Data Schedule for the 1st Quarter 1997
                 Form 10-Q.