Form 10-Q
period 1997-06-30
ICHOR CORP
filed 1997-08-14
CIK 927761

=============================================================================

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                              --------    --------

                        Commission File Number:  000-25132

                                 ICHOR CORPORATION
               (Exact name of Registrant as specified in its charter)

                  Delaware                                 25-1741849
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

       Suite 1250, 400 Burrard Street
       Vancouver, British Columbia                          V6C 3A6
  (Address of principal executive offices)                 (Zip Code)

                                   (412) 858-4750
                (Registrant's telephone number, including area code)

                300 Oxford Drive, Monroeville, Pennsylvania, 15146
                      (Former name, former address, and former
                       fiscal year,if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                 Class               Outstanding at August 11, 1997
                 -----               ------------------------------
              Common Stock, $0.01                4,909,295
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


                     PART I.   FINANCIAL INFORMATION
                               ---------------------

ITEM 1.    FINANCIAL STATEMENTS



                              ICHOR CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                  (Unaudited)

                                         ICHOR CORPORATION
                                    Consolidated Balance Sheets
                                           (Unaudited)
                                      (dollars in thousands)

                                                  June 30, 1997     December 31, 1996
                                                  -------------     -----------------
                                                                        (Restated)
                                   ASSETS
Current Assets
  Cash and cash equivalents                       $         280         $         628
  Cash held in escrow                                       933                 1,254
  Accounts receivable, less allowance for
    doubtful accounts                                       790                   434
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                      -                   419
  Prepaid expenses                                          105                   157
  Net assets of discontinued operations                       -                    71
                                                  -------------         -------------
      Total current assets                                2,108                 2,963
Property and Equipment, net                               4,111                 3,544
Other Assets                                                146                    39
                                                  -------------         -------------
                                                  $       6,365         $       6,546
                                                  =============         =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $         769         $         531
  Other accrued liabilities                                 405                   282
  Due to affiliate                                          533                   420
  Current portion of long-term debt                          32                   454
                                                  -------------         -------------
      Total current liabilities                           1,739                 1,687

Long-term Liabilities
  Debt                                                    1,029                   492
  Due to parent company                                   1,425                 1,425
  Other                                                   1,166                   955
                                                  -------------         -------------
                                                          3,620                 2,872
                                                  -------------         -------------
      Total liabilities                                   5,359                 4,559

Shareholders' Equity
  Common stock                                               50                    50
  Additional paid-in capital                              5,743                 5,743
  Retained deficit                                       (4,718)               (3,754)
                                                  -------------         -------------
                                                          1,075                 2,039
  Less cost of shares of common stock held
    in treasury                                             (69)                  (52)
                                                  -------------         -------------
      Total equity                                        1,006                 1,987
                                                  -------------         -------------
                                                  $       6,365         $       6,546
                                                  =============         =============
       The accompanying notes are an integral part of these financial statements.

                                       -3-

                                 ICHOR CORPORATION
                       Consolidated Statements of Operations
                                     (Unaudited)
                  (dollars in thousands except per share amounts)

                                             For the Six       For the Six
                                             Months Ended      Months Ended
                                             June 30, 1997     June 30, 1996
                                             -------------     -------------
                                                                 (Restated)

Revenues                                     $         956     $           -
Cost of sales                                        1,057                 -
                                             -------------     -------------
                                                      (101)                -

Selling, general and administrative expenses           344               512
                                             -------------     -------------
Loss from operations                                  (445)             (512)

Interest expense                                      (378)             (207)
                                             -------------     -------------
Loss from continuing operations                       (823)             (719)

Discontinued operations:
  Loss from operations                                (200)             (410)
  Gain (loss) on disposal                               59              (840)
                                             -------------     -------------
                                                      (141)           (1,250)
                                             -------------     -------------
Net loss                                     $        (964)    $      (1,969)
                                             =============     =============

Net loss per common share:
  Continuing operations                      $       (0.17)    $       (0.29)
  Discontinued operations                            (0.03)            (0.51)
                                             -------------     -------------
                                             $       (0.20)    $       (0.80)
                                             =============     =============

  The accompanying notes are an integral part of these financial statements.


                                 ICHOR CORPORATION
                       Consolidated Statements of Operations
                                    (Unaudited)
                  (dollars in thousands except per share amounts)

                                             For the Three     For the Three
                                             Months Ended      Months Ended
                                             June 30, 1997     June 30, 1996
                                             -------------     -------------
                                                                 (Restated)
Revenues                                     $         930     $           -
Cost of sales                                        1,042                 -
                                             -------------     -------------
                                                      (112)                -

Selling, general and administrative expenses           128               240
                                             -------------     -------------
Loss from operations                                  (240)             (240)

Interest expense                                      (199)             (114)
                                             -------------     -------------

Loss from continuing operations                       (439)             (354)

Discontinued operations:
  Loss from operations                                 (93)              (68)
  Gain on disposal                                      59                 -
                                             -------------     -------------
                                                       (34)              (68)
Net loss                                     $        (473)    $        (422)
                                             =============     =============

Net loss per common share:
  Continuing operations                      $       (0.09)    $       (0.14)
  Discontinued operations                            (0.01)            (0.03)
                                             -------------     -------------
                                             $       (0.10)    $       (0.17)
                                             =============     =============









   The accompanying notes are an integral part of these financial statements.


                                 ICHOR CORPORATION
                       Consolidated Statements of Cash Flows
                                     (Unaudited)
                               (dollars in thousands)

                                                                      For the Six         For the Six
                                                                      Months Ended        Months Ended
                                                                      June 30, 1997       June 30, 1996
                                                                      -------------       -------------
                                                                                            (Restated)
Cash Flows from Continuing Operating Activities:
  Net loss                                                            $       (823)       $       (719)
  Adjustments to reconcile net loss to cash flows
      from continuing operating activities
    Depreciation and amortization                                               91                 114
    Provision for losses on accounts receivable                                  -                 260
  Changes in current assets and liabilities
    Cash held in escrow                                                        321                (111)
    Accounts receivable                                                       (356)              1,505
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                 419                (220)
    Prepaid expenses                                                            52                   -
    Accounts payable                                                           (89)                169
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                   -                 (23)
    Due to affiliates                                                          113                (109)
    Other accrued liabilities                                                  123                 127
    Other                                                                     (107)               (108)
                                                                     -------------       -------------
      Net cash (used in) provided by operating activities
        of continuing operations                                              (256)                885

Cash Flows from Continuing Investing Activities:
  Purchase of property and equipment                                          (331)               (105)
                                                                     -------------       -------------
    Net cash used in investing activities of continuing
      operations                                                              (331)               (105)

Cash Flows from Continuing Financing Activities:
  Purchase of stock held in treasury                                           (17)                  -
  Proceeds from debt                                                           763                  39
  Principal payments on debt                                                  (437)                (19)
                                                                     -------------       -------------
    Net cash provided by financing activities of continuing
      operations                                                               309                  20
                                                                     -------------       -------------
Net cash (used in) provided by continuing operations                          (278)                800
Net cash used in discontinued operations                                       (70)               (449)
                                                                     -------------       -------------

(Decrease) increase in cash and cash equivalents                              (348)                351
Cash and cash equivalents, beginning of period                                 628                  18
                                                                     -------------       -------------
Cash and cash equivalents, end of period                             $         280       $         369
                                                                     =============       =============













                  The accompanying notes are an integral part of these financial statements.

                                       -6-

                               ICHOR CORPORATION
                    Notes to Consolidated Financial Statements
                                 June 30, 1997
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements of ICHOR Corporation, formerly PDG Remediation, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation with respect to the specified periods.

On September 4, 1996, the Corporation's Board of Directors voted to change the Corporation's fiscal year end from January 31 to December 31.

All adjustments made during the three months and the six months ended June 30, 1997, respectively, were of a normal, recurring nature. The amounts presented for the three months and the six months ended June 30, 1997, respectively, are not necessarily indicative of results of operations for a full year. Additional information is contained in the statements and accompanying notes included in the Corporation's Transition Report on Form 10-K for the 11 months ended December 31, 1996, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2.  BUSINESS ACTIVITIES

The Corporation is in the environmental services business of recycling petroleum waste products and disposing of oily waste waters. The Corporation operates a waste oil recycling facility located in McCook, Illinois which was brought on-line in the second quarter of 1997 and converts waste oil into distillate and other recycled petroleum products and processes and disposes of oily waste waters.

NOTE 3.  NET LOSS PER SHARE

Primary earnings per share are calculated by dividing the net loss by the weighted average number of common shares outstanding during the three months and the six months ended June 30, 1997 and 1996, respectively. The weighted average number of shares was 4,917,716 and 2,470,000 for the six months ended June 30, 1997 and 1996, respectively, and 4,912,933 and 2,470,000 for the three months ended June 30, 1997 and 1996, respectively.

Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three months and the six months ended June 30, 1997 and 1996, respectively, since the exercise of such options and warrants would be anti-dilutive.

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

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants may have a material adverse effect on the business and operations of the Corporation.

NOTE 5.  DISCONTINUED OPERATIONS

Effective April 30, 1997, the Corporation sold substantially all of the assets of its environmental remediation services operation for approximately $0.2 million.

                         PART I.   FINANCIAL INFORMATION
                                   ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of ICHOR Corporation (the "Corporation") for the three months and the six months ended June 30, 1997, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

The Corporation is focusing on the development of its waste oil recycling business and related operations, which consist primarily of a waste oil recycling facility located in McCook, Illinois that converts waste oil into distillate and other recycled petroleum products and processes and disposes of oily waste waters (the "McCook Facility"). This facility was brought on-line in the second quarter of 1997. The Company also plans to expand through the acquisition of related businesses.

Effective April 30, 1997, the Corporation sold substantially all of the assets of its environmental remediation services operation for approximately $0.2 million. This operation has been classified separately within the Corporation's financial statements as "discontinued operations" and is excluded from the amounts of revenues and expenses of the Corporation's continuing operations. The Corporation's comparative financial statements for the periods ended June 30, 1996 have been restated to conform to this method of presentation.

Results of Operations - Six Months Ended June 30, 1997
------------------------------------------------------

Revenues for the six months ended June 30, 1997 were $1.0 million, compared to nil for the six months ended June 30, 1996. Cost of sales for the period ended June 30, 1997 was $1.1 million, compared to nil for the period ended June 30, 1996.

Selling, general and administrative expenses for the current period of 1997 decreased to $0.3 million from $0.5 million in the comparative period of 1996, principally due to the downsizing of the Corporation's head office.

Interest expense was $0.4 million in the period ended June 30, 1997, compared to $0.2 million in the period ended June 30, 1996, primarily as a result of an increase in long-term debt and in the amounts funded under the Sirrom Agreements (as hereinafter defined) in the current period of 1997.

The Corporation reported a loss from continuing operations of $0.8 million in the six months ended June 30, 1997, compared to $0.7 million for the six months ended June 30, 1996, primarily as a result of the increase in interest expense and the start-up of the McCook Facility, which was partially offset by the decrease in selling, general and administrative expenses in the current period of 1997.

The Corporation had an operating loss from discontinued operations of $0.2 million in the current period of 1997, compared to $0.4 million in the comparative period of 1996. The Corporation had a gain on the disposal of its environmental remediation services assets of $59,000 in the six months ended June 30, 1997 and a loss on the disposal of its thermal treatment facility of $0.8 million for the period ended June 30, 1996.

The Corporation's net loss for the six months ended June 30, 1997 was $1.0 million or $0.20 per share, compared to $2.0 million or $0.80 per share for the period ended June 30, 1996.

Results of Operations - Three Months Ended June 30, 1997
--------------------------------------------------------

Revenues for the three months ended June 30, 1997 were $0.9 million, compared to nil for the three months ended June 30, 1996. Cost of sales for the period ended June 30, 1997 was $1.0 million, compared to nil for the period ended June 30, 1996.

Selling, general and administrative expenses for the current period of 1997 decreased to $0.1 million from $0.2 million in the comparative period of 1996, principally due to the downsizing of the Corporation's head office.

Interest expense was $0.2 million in the three months ended June 30, 1997, compared to $0.1 million in the three months ended June 30, 1996, primarily as a result of an increase in long-term debt and in the amounts funded under the Sirrom Agreements in the current period of 1997.

The Corporation reported a loss from continuing operations of $0.4 million in the three months ended June 30, 1997 and 1996, respectively. The decrease in selling, general and administrative expenses in the current period of 1997 was offset by the increase in interest expense and the start-up of the McCook Facility.

The Corporation had an operating loss from discontinued operations of $93,000 in the quarter ended June 30, 1997, compared to $68,000 in the comparative period of 1996. The Corporation had a gain on the disposal of its environmental remediation services assets of $59,000 in the current period of 1997.

The Corporation's net loss for the three months ended June 30, 1997 was $0.5 million or $0.10 per share, compared to $0.4 million or $0.17 per share for the period ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, the Corporation's cash and cash equivalents totaled $0.3 million, a net decrease of $0.3 million from $0.6 million at December 31, 1996. At June 30, 1997, the Corporation had $0.9 million held in escrow, compared to $1.3 million at December 31, 1996.

At June 30, 1997, the Corporation was funded in the amount of $4.3 million under two agreements with Sirrom Environmental Funding, LLC (the "Sirrom Agreements") which enabled the Corporation to fund amounts billed and outstanding under certain Florida State rehabilitation programs at rates of prime plus 2% and prime plus 3%, respectively. The Corporation anticipates that the amounts funded will be paid in the fourth quarter of 1997 and, as a result, the cash which it holds in escrow to cover potential disallowances, future interest costs and a commitment fee will be released. However, the payments are to be discounted at the rate of 3.5% effective January 1, 1997, and the present value of a reimbursement application will be based upon the actual settlement date of the application rather than the original settlement date. The Corporation will not be able to determine the impact of this discounting on its operating results until a schedule of anticipated payment dates is established. The Corporation may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

Net cash used in continuing operating activities was $0.3 million for the period ended June 30, 1997, compared to cash provided of $0.9 million for the period ended June 30, 1996. Operating activities used cash primarily as a result of the net loss for the period and an increase in accounts receivable. In the six months ended June 30, 1997, an increase in accounts receivable used cash of $0.4 million, compared to a decrease in accounts receivable providing cash of $1.5 million in the six months ended June 30, 1996.

Investing activities of continuing operations used cash of $0.3 million in the period ended June 30, 1997, and $0.1 million in the period ended June 30, 1996, as a result of the purchase of property and equipment.

Financing activities of continuing operations provided cash of $0.3 million in the period ended June 30, 1997, compared to $20,000 in the period ended June 30, 1996. The Corporation maintains two lines of credit, one with an affiliate in the amount of $0.5 million and one with another lender in the amount of $0.8 million, to fund the working capital requirements of the McCook Facility, which was brought on-line in the second quarter of 1997. A net increase in debt in the six months ended June 30, 1997 provided cash of $0.3 million, compared to $20,000 in the six months ended June 30, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on June 27, 1997. At the meeting, Leonard Petersen was elected a Class III director of the Corporation for a three year term, as follows:

                                                    Broker
                     Votes For    Votes Withheld    Non-Votes    Abstentions
                     ---------    --------------    ---------    -----------

Leonard Petersen     4,141,595           -              -               -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number                                Description
-------                               -----------

  27               Article 5 - Financial Data Schedule for the 2nd Quarter
                   1997 Form 10-Q.

(b)  Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 12, 1997             ICHOR CORPORATION


                                    By:    /s/ Michael J. Smith
                                        ----------------------------------
                                        Michael J. Smith, President, Chief
                                        Financial Officer and Treasurer

                                EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
  27              Article 5 - Financial Data Schedule for the 2nd Quarter
                  1997 Form 10-Q.