Form 10-Q
period 1997-09-30
ICHOR CORP
filed 1997-11-14
CIK 927761

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                                ------    ------

                       Commission File Number:  000-25132

                                 ICHOR CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                                 25-1741849
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    Suite 1250, 400 Burrard Street
      Vancouver, British Columbia                           V6C 3A6
(Address of principal executive offices)                  (Zip Code)

                                  (604) 683-5312
                (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                      Outstanding at November 10, 1997
               -----                      --------------------------------
         Common Stock, $0.01                             4,907,520
            par value
==============================================================================

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


                          PART I.   FINANCIAL INFORMATION
                                    ---------------------

ITEM 1.    FINANCIAL STATEMENTS



                                ICHOR CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)

                               ICHOR CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (dollars in thousands)

                                       September 30, 1997    December 31, 1996
                                       ------------------    -----------------
                                                                 (Restated)

                                      ASSETS
Current Assets
  Cash and cash equivalents              $           93        $          628
  Cash held in escrow                               763                 1,254
  Accounts receivable, less allowance
    for doubtful accounts                           725                   434
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              -                   419
  Prepaid expenses and other                        287                   157
  Net assets of discontinued operations               -                    71
                                         --------------        --------------
    Total current assets                          1,868                 2,963

Property and Equipment, net                       4,087                 3,544
Other Assets                                        146                    39
                                         --------------        --------------
                                         $        6,101        $        6,546
                                         ==============        ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $          869        $          531
  Other accrued liabilities                         450                   282
  Due to affiliate                                  683                   420
  Current portion of long-term debt                  32                   454
                                         --------------        --------------
    Total current liabilities                     2,034                 1,687

Long-term Liabilities
  Debt                                            1,029                   492
  Due to parent company                             825                 1,425
  Other                                           1,166                   955
                                         --------------        --------------
                                                  3,020                 2,872
                                         --------------        --------------
    Total liabilities                             5,054                 4,559

Shareholders' Equity
  Preferred stock                                   600                     -
  Common stock                                       50                    50
  Additional paid-in capital                      5,743                 5,743
  Retained deficit                               (5,275)               (3,754)
                                         --------------        --------------
                                                  1,118                 2,039
  Less cost of shares of common
    stock held in treasury                          (71)                  (52)
                                         --------------        --------------
    Total equity                                  1,047                 1,987
                                         --------------        --------------
                                         $        6,101        $        6,546
                                         ==============        ==============

    The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
               (dollars in thousands except per share amounts)

                                     For the Nine          For the Nine
                                     Months Ended          Months Ended
                                 September 30, 1997     September 30, 1996
                                 ------------------     ------------------
                                                            (Restated)

Revenues                         $          2,034        $             -
Cost of sales                               2,229                      -
                                 ----------------        ---------------
                                             (195)                     -
Selling, general and
  administrative expenses                     525                    806
                                 ----------------        ---------------
Loss from operations                         (720)                  (806)

Interest expense                             (574)                  (312)
                                 ----------------        ---------------
Loss from continuing operations
  before income taxes                      (1,294)                (1,118)
Provision for income taxes                      -                     15
                                 ----------------        ---------------
Loss from continuing operations
  after income taxes                       (1,294)                (1,103)

Discontinued operations:
  Loss from operations                       (286)                  (478)
  Gain (loss) on disposal                      59                   (840)
                                 ----------------        ---------------
                                             (227)                (1,318)
                                 ----------------        ---------------

Net loss                         $         (1,521)       $        (2,421)
                                 ================        ===============

Net loss per common share:
  Continuing operations          $          (0.26)       $         (0.45)
  Discontinued operations                   (0.05)                 (0.53)
                                 ----------------        ---------------
                                 $          (0.31)       $         (0.98)
                                 ================        ===============








   The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                    Consolidated Statements of Operations
                                  (Unaudited)
               (dollars in thousands except per share amounts)

                                        For the Three         For the Three
                                        Months Ended          Months Ended
                                     September 30, 1997    September 30, 1996
                                     ------------------    ------------------
                                                                (Restated)

Revenues                             $          1,078      $              -
Cost of sales                                   1,172                     -
                                     ----------------      ----------------
                                                  (94)                    -

Selling, general and
  administrative expenses                         181                   294
                                     ----------------      ----------------
Loss from operations                             (275)                 (294)

Interest expense                                 (196)                 (105)
                                     ----------------      ----------------
Loss from continuing operations
  before income taxes                            (471)                 (399)
Provision for income taxes                          -                    15
                                     ----------------      ----------------
Loss from continuing operations
  after income taxes                             (471)                 (384)

Loss from discontinued operations                 (86)                  (68)
                                     ----------------      ----------------
Net loss                             $           (557)     $           (452)
                                     ================      ================

Net loss per common share:
  Continuing operations              $          (0.09)     $          (0.15)
  Discontinued operations                       (0.02)                (0.03)
                                     ----------------      ----------------
                                     $          (0.11)     $          (0.18)
                                     ================      ================












   The accompanying notes are an integral part of these financial statements.

                                           ICHOR CORPORATION
                                  Consolidated Statements of Cash Flows
                                              (Unaudited)
                                        (dollars in thousands)

                                                 For the Nine           For the Nine
                                                 Months Ended           Months Ended
                                              September 30, 1997      September 30, 1996
                                              ------------------      ------------------
                                                                          (Restated)
Cash Flows from Continuing
  Operating Activities:
  Net loss from continuing operations	         $        (1,294)        $         (1,103)
  Adjustments to reconcile net loss to cash
   flows from continuing operating activities
   Depreciation and amortization                           118                      168
   Provision for losses on accounts receivable               -                      260

  Changes in current assets and liabilities
   Cash held in escrow                                     491                       81
   Accounts receivable                                    (291)                   1,057
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                     419                      764
   Prepaid expenses and other                             (130)                       -
   Accounts payable                                         11                     (103)
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                       -                       23
   Due to affiliates                                       263                     (123)
   Other accrued liabilities                               168                      (37)
   Other                                                  (107)                    (185)
                                               ---------------          ---------------
    Net cash (used in) provided by operating
      activities of continuing operations                 (352)                     802

Cash Flows from Continuing Investing Activities:
  Purchase of property and equipment                      (334)                    (124)
                                               ---------------          ---------------
    Net cash used in investing activities of
      continuing operations                               (334)                    (124)

Cash Flows from Continuing Financing Activities:
  Purchase of stock held in treasury                       (19)                       -
  Proceeds from debt                                       763                       39
  Principal payments on debt                              (437)                     (19)
                                               ---------------          ---------------
    Net cash provided by financing activities
      of continuing operations                             307                       20
                                               ---------------          ---------------
Net cash (used in) provided by continuing
  operations                                              (379)                     698
Net cash used in discontinued operations                  (156)                    (478)
                                               ---------------          ---------------
(Decrease) increase in cash and
  cash equivalents                                        (535)                     220
Cash and cash equivalents, beginning of period             628                       18
                                               ---------------          ---------------
Cash and cash equivalents, end of period       $            93          $           238
                                               ===============          ===============

          The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                 Notes to Consolidated Financial Statements
                              September 30, 1997
                                  (Unaudited)

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

On September 4, 1996, the Corporation's Board of Directors voted to change the Corporation's fiscal year end from January 31 to December 31.

All adjustments made during the three months and the nine months ended September 30, 1997, respectively, were of a normal, recurring nature. The amounts presented for the three months and the nine months ended September 30, 1997, respectively, are not necessarily indicative of results of operations for a full year. Additional information is contained in the statements and accompanying notes included in the Corporation's Transition Report on Form 10-K for the 11 months ended December 31, 1996, and should be read in conjunction with this quarterly report.

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

NOTE 3.  NET LOSS PER SHARE

Primary earnings per share are calculated by dividing the net loss by the weighted average number of common shares outstanding during the three months and the nine months ended September 30, 1997 and 1996, respectively. The weighted average number of shares was 4,914,369 and 2,470,000 for the nine months ended September 30, 1997 and 1996, respectively, and 4,907,783 and 2,470,000 for the three months ended September 30, 1997 and 1996, respectively.

Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three months and the nine months ended September 30, 1997 and 1996, respectively, since the exercise of such options and warrants would be anti-dilutive.

NOTE 4.  PREFERRED STOCK

On September 30, 1997, the parent company of the Corporation agreed to convert part of its loan due from the Corporation into non-redeemable shares of preferred stock of the Corporation, subject to all necessary approvals, including those of the independent directors. The conversion has been reflected in the balance sheet as at September 30, 1997, and the preferred stock has been reserved for issuance.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

NOTE 6.  DISCONTINUED OPERATIONS

Effective April 30, 1997, the Corporation sold substantially all of the assets of its environmental remediation services operation for approximately $0.2 million.

                       PART I.   FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the financial condition of ICHOR Corporation (the "Corporation") for the three months and the nine months ended September 30, 1997, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

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

Effective April 30, 1997, the Corporation sold substantially all of the assets of its environmental remediation services operation for approximately $0.2 million. This operation has been classified separately within the Corporation's financial statements as "discontinued operations" and is excluded from the amounts of revenues and expenses of the Corporation's continuing operations. The Corporation's comparative financial statements for the periods ended September 30, 1996 have been restated to conform to this method of presentation.

Results of Operations - Nine Months Ended September 30, 1997
------------------------------------------------------------

Revenues for the nine months ended September 30, 1997 were $2.0 million, compared to nil for the nine months ended September 30, 1996. Cost of sales for the period ended September 30, 1997 were $2.2 million, compared to nil for the period ended September 30, 1996.

Selling, general and administrative expenses for the current period of 1997 decreased to $0.5 million from $0.8 million in the comparative period of 1996, principally due to the downsizing of the Corporation's head office.

Interest expense was $0.6 million in the period ended September 30, 1997, compared to $0.3 million in the period ended September 30, 1996, primarily as a result of an increase in long-term debt and in the amounts advanced under the Sirrom Agreements (as herein defined) in the current period of 1997.

The Corporation reported a loss from continuing operations of $1.3 million in the nine months ended September 30, 1997, compared to $1.1 million for the nine months ended September 30, 1996, primarily as a result of the increase in interest expense and the start-up of the McCook Facility, which was partially offset by the decrease in selling, general and administrative expenses in the current period of 1997.

The Corporation had an operating loss from discontinued operations of $0.3 million in the current period of 1997, compared to $0.5 million in the comparative period of 1996. The Corporation had a gain on the disposal of its environmental remediation services assets of $59,000 in the nine months ended September 30, 1997 and a loss on the disposal of its thermal treatment facility of $0.8 million for the period ended September 30, 1996.

The Corporation's net loss for the nine months ended September 30, 1997 was $1.5 million or $0.31 per share, compared to $2.4 million or $0.98 per share for the period ended September 30, 1996.

Results of Operations - Three Months Ended September 30, 1997
-------------------------------------------------------------

Revenues for the three months ended September 30, 1997 were $1.1 million, compared to nil for the three months ended September 30, 1996. Cost of sales for the period ended September 30, 1997 was $1.2 million, compared to nil for the period ended September 30, 1996.

Selling, general and administrative expenses for the current period of 1997 decreased to $0.2 million from $0.3 million in the comparative period of 1996, principally due to the downsizing of the Corporation's head office.

Interest expense was $0.2 million in the three months ended September 30, 1997, compared to $0.1 million in the three months ended September 30, 1996, primarily as a result of an increase in long-term debt and in the amounts advanced under the Sirrom Agreements in the current period of 1997.

The Corporation reported a loss from continuing operations of $0.5 million in the three months ended September 30, 1997, compared to $0.4 million in the quarter ended September 30, 1996. The decrease in selling, general and administrative expenses in the current period of 1997 was offset by the increase in interest expense and the start-up of the McCook Facility.

The Corporation had an operating loss from discontinued operations of $86,000 in the quarter ended September 30, 1997, compared to $68,000 in the comparative period of 1996.

The Corporation's net loss for the three months ended September 30, 1997 was $0.6 million or $0.11 per share, compared to $0.5 million or $0.18 per share for the period ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

At September 30, 1997, the Corporation's cash and cash equivalents totaled $0.1 million, a net decrease of $0.5 million from $0.6 million at December 31, 1996. The Corporation maintains two lines of credit in the amount of $0.8 million each to fund the working capital requirements of the McCook Facility, which was brought on-line in the second quarter of 1997. The Corporation had approximately $0.1 million unutilized under these lines of credit at September 30, 1997. Both lines of credit are with affiliates.

At September 30, 1997, under two agreements with Sirrom Environmental Funding, LLC (the "Sirrom Agreements"), the Corporation had funded the amounts billed and outstanding under certain Florida State rehabilitation programs in the amount of $4.0 million, at rates of prime plus 2% and 3%, respectively. The Corporation holds $0.8 million in escrow to cover potential disallowances and future interest costs relating to the Sirrom Agreements. Due to an accelerated payment program, the amounts billed and outstanding are expected to be paid in the fourth quarter of 1997 and be discounted at the rate of 3.5% effective January 1, 1997 with the present value determined from the actual settlement date of a reimbursement application rather than the original settlement date. The Corporation will not be able to determine the impact of discounting and any disallowances on its operating results and financial condition until payment amounts and dates have been established. The Corporation may be required to record an adjustment to reflect any negative impact.

Net cash used in continuing operating activities was $0.4 million for the period ended September 30, 1997, compared to net cash provided of $0.8 million for the period ended September 30, 1996. Operating activities used cash primarily as a result of the net loss for the period and an increase in accounts receivable. In the nine months ended September 30, 1997, an increase in accounts receivable used cash of $0.3 million, compared to a decrease in accounts receivable providing cash of $1.1 million in the nine months ended September 30, 1996. A release of cash held in escrow provided $0.5 million in the current period, compared to $0.1 million in the period ended September 30, 1996.

Investing activities of continuing operations used cash of $0.3 million in the period ended September 30, 1997, and $0.1 million in the period ended September 30, 1996, as a result of the purchase of property and equipment.

Financing activities of continuing operations provided cash of $0.3 million in the period ended September 30, 1997, compared to $20,000 in the period ended September 30, 1996. A net increase in debt in the nine months ended September 30, 1997 provided cash of $0.3 million, compared to $20,000 in the nine months ended September 30, 1996. On September 30, 1997, the Corporation's parent company agreed to convert part of its loan due from the Corporation into non-redeemable shares of preferred stock of the Corporation, subject to all necessary approvals. The Corporation has reserved the preferred stock for issuance.

The Corporation believes that the cash generated from operations and its lines of credit should enable the Corporation to meet its ongoing liquidity requirements. The Corporation is closely monitoring its cash requirements and continues to implement cost reductions and conserve cash as necessary.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number                           Description
-------                          -----------

  27           Article 5 - Financial Data Schedule for the 3rd Quarter 1997
               Form 10-Q.

(b)  Reports on Form 8-K

None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 13, 1997              ICHOR CORPORATION


                                       By:   /s/ Michael J. Smith
                                           ----------------------------------
                                           Michael J. Smith, President, Chief
                                           Financial Officer and Treasurer

                                     EXHIBIT INDEX

Exhibit
Number                       Description
-------                      -----------

 27            Article 5 - Financial Data Schedule for the 3rd Quarter 1997
               Form 10-Q.