Form 10-K405
period 1997-12-31
ICHOR CORP
filed 1998-03-31
CIK 927761

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------

                       Commission File Number 000-25132

                              ICHOR Corporation
            (Exact name of Registrant as specified in its charter)

                Delaware                            25-1741849
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

Suite 1250, 400 Burrard Street, Vancouver,
        British Columbia, Canada                      V6C 3A6
(Address of principal executive offices)           (Postal Code)

     Registrant's telephone number, including area code:  (604) 683-5767

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,405,725 as of March 24, 1998, computed on the basis of the average of the bid and ask prices on such date.

As of March 24, 1998, there were 4,907,520 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Proxy Statement to be filed within 120 days of the period ended December 31, 1997 are incorporated by reference into Part III.


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

                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
                                                                         ----
                                    PART I
                                    ------

ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .6

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .7

                                   PART II
                                   -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . .7

ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . .8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . .9

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .11

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .11

                                   PART III
                                   --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .11

ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .12

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .12

                                   PART IV
                                   -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
           ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                    PART I
                                    ------

ITEM 1.  BUSINESS

The Corporation
---------------

ICHOR Corporation was incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc.". In November 1996, the Corporation reincorporated under the laws of the State of Delaware and changed its name to "ICHOR Corporation". In this document, unless the context otherwise requires, the "Corporation" refers to ICHOR Corporation and its subsidiaries.

General
-------

The Corporation has been in the environmental services business since 1994, when it was a wholly-owned subsidiary of PDG Environmental, Inc. ("PDGE").
The Corporation's initial operations included remediation services offices located in Melbourne and Tallahassee, Florida, and Pittsburgh, Pennsylvania and a thermal treatment facility in Florida. The Corporation responded to changes in the Florida market by closing its Tallahassee remediation office in 1995 and selling its soil remediation facility in April 1996 and its Melbourne, Florida remediation services operations in November 1996. In December 1996, the Corporation acquired a waste oil processing facility in McCook, Illinois (the "McCook Facility"), which was brought on-line in the second quarter of 1997.

During 1997, the Corporation's environmental services business included remediation and recycling. Its operations consisted of providing remediation services to assist commercial, industrial and government clients in complying with environmental laws and regulations and re-refining petroleum waste products and disposing of oily waste waters. The Corporation's remediation services ranged from the initial assessment of site contamination to the design and implementation of remediation and treatment systems to remove contamination. The McCook Facility converted waste oil into distillate and other recycled petroleum products and processed and disposed of oily waste waters.

In the first quarter of 1998, the Corporation commenced providing certain environmental consulting services to an industrial customer in Germany. The Corporation is currently negotiating a contract to provide environmental rehabilitation services to this customer.

The Corporation completed its initial public offering in February 1995. In July 1996, PDGE transferred its 59.5% interest in the Corporation to Drummond Financial Corporation ("Drummond"). In December 1996, the Corporation issued 2,500,000 shares, or approximately 50.3%, of the Corporation's common stock to Logan International Corp. ("Logan") as partial consideration for a loan receivable through which the Corporation acquired the McCook Facility. Logan and Drummond are controlled by MFC Bancorp Ltd. ("MFC"). As at December 31, 1997, the Corporation had settled an aggregate of $2.2 million in indebtedness to Logan and MFC in consideration of the issuance of 217,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 (the "Preferred Stock") of the Corporation. In February 1998, the Corporation completed the private placement of 250,000 shares of Preferred Stock for $2,500,000 in cash.

As of April 1997, the Corporation sold substantially all of the assets of its environmental remediation services operations for $147,000 in cash and the purchaser assumed certain liabilities related to those assets. The Corporation retained cash, accounts receivable, accounts payable and other accrued liabilities relating to such operations. Contract revenue for the Corporation's environmental remediation services operations was $0.7 million in the year ended December 31, 1997, $4.0 million in the 11 months ended December 31, 1996 and $0.3 million in the year ended January 31, 1996.

In December 1997, the Corporation sold the McCook Facility for approximately $1.0 million, consisting of a down payment of $0.3 million and a final payment of $0.7 million plus interest at 2.5% per annum on or before December 23, 1998. The McCook Facility had revenues of $2.6 million for the year ended December 31, 1997.

The Corporation's environmental remediation services operations and the McCook Facility have been classified separately within the Corporation's financial statements for the year ended December 31, 1997 as discontinued operations and have been excluded from the amounts of revenues and expenses for the Corporation's continuing operations.

Acquisitions
------------

The Corporation is currently negotiating to acquire a European machine tool manufacturer. In December 1997, the Corporation entered into an agreement to acquire an Italian machine tool manufacturer which did not complete.

In March 1998, the Corporation entered into an agreement to acquire a company that leases and operates a carton and box making plant located in Germany, subject to certain conditions. This plant had sales of $7.5 million in 1997. The purchase price is approximately $0.8 million, subject to certain adjustments.

Environmental Services Business
-------------------------------

The Corporation's environmental remediation and decontamination operations were located in Monroeville, Pennsylvania, with services offered throughout the Northeast, Midwest, Mid-Atlantic and Southeastern United States. The Corporation provided a broad range of environmental remediation services to both the public and private sectors, including assessments to determine the nature and extent of environmental contamination, feasibility studies to evaluate the application of appropriate remedial technologies, remedial design and procedures, and the maintenance of existing remedial systems.

The Corporation focused primarily on the remediation of facilities contaminated by hazardous substances and the remediation of contamination caused by leakage from underground storage tanks. Several key contracts had been obtained by the Corporation, including serving as a remedial action contractor for the U.S. Navy at multiple facilities under a contract with J.A. Jones Management Services and providing similar remediation services for major industrial clients based in Pittsburgh. Most of the Corporation's environmental remediation contracts were obtained on a cost plus basis whereby the Corporation was reimbursed at standard rates for its time expended and expenses incurred with respect to a project, although certain projects were obtained on a fixed price basis.

The McCook Facility processed waste oil into distillate, which can be further processed into base oil and then into blended lube oil. The facility had a distillate production capacity of approximately one million gallons per month. Distillate can be sold to other manufacturers of lube oil or to crude oil refineries which use distillate as feed stock for gasoline. Any distillate which is further processed into base lube oil can also be sold to other lube oil manufacturers or further processed into end user lube oil. The McCook Facility also processed and disposed of oily waste waters for customers in the greater Chicago area and had the capacity to process approximately 13,000 to 15,000 gallons of oily waste waters per day.

The Corporation focused its marketing efforts with respect to the McCook Facility on the sale of distillate to refineries which use distillate to produce gasoline and on niche markets such as the specialty lube oil market (metal working and railroad lubricants).

Government regulations impacted on all aspects of the Corporation's environmental remediation and recycling operations, including the disposal of residual chemical wastes, operating procedures, waste water discharges, fire protection, safety standards, worker and community right-to-know initiatives, and emergency response plans. Government authorities have the power, in various circumstances, to enforce compliance with such regulations, and any violator thereof may be subject to civil or criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

At December 31, 1997, the Corporation had one full-time employee. The executive officers of the Corporation are not full-time employees, but devote such time to the business of the Corporation as is required.

ITEM 2.  PROPERTIES

The Corporation's administrative facilities are located in Monroeville, Pennsylvania and are leased.

ITEM 3.  LEGAL PROCEEDINGS

In June 1995, Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB) was filed in the United States District Court for the Southern District of New York and alleges that the Corporation, its directors and certain of its officers, PDGE and the underwriters of the Corporation's initial public offering issued or participated in issuing a registration statement and prospectus which contained material misstatements or omissions, which were relied upon by the plaintiff. Specifically, the plaintiff alleges that the defendants knew or should have known that the Florida reimbursement program in which the Corporation participated was operating at a deficit and was being revised to eliminate funding of environmental remediation activities for lower priority sites. This action has been certified as a class action on behalf of all purchasers of the Corporation's common stock from February 9, 1995 through May 23, 1995. The plaintiff is seeking: (i) either the rescission of any agreement with respect to the purchase of shares of common stock of the Corporation by the members of the class or statutory damages, and (ii) interest, attorneys' fees and other costs and expenses. On September 1, 1995, an answer to the allegations was filed on behalf of the Corporation, its officers and directors and PDGE, which generally denies the plaintiff's claims.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and the Corporation intends to defend the action vigorously. However, if the plaintiff is successful in its claims, a judgment rendered against the Corporation and other defendants may have a material adverse effect on the business of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASDAQ SmallCap Market under the trading symbol "ICHR". The following table sets forth the quarterly high and low sale price per share of the Corporation's common stock for the periods indicated:

Fiscal Quarter Ended                 High               Low
--------------------                ------             ------
1996
April 30. . . . . . . . . . . . . .  1.41               0.98
July 31 . . . . . . . . . . . . . .  1.38               0.75
September 30. . . . . . . . . . . .  1.19               0.56
December 31 . . . . . . . . . . . .  1.75               0.63

1997
March 31. . . . . . . . . . . . . .  1.63               1.19
June 30 . . . . . . . . . . . . . .  1.50               1.25
September 30. . . . . . . . . . . .  1.75               1.63
December 31 . . . . . . . . . . . .  1.75               1.50
----------------
Note: In September 1996, the Corporation changed its fiscal year end from January 31 to December 31.

(b) Shareholders. At March 24, 1998, the Corporation had approximately 17 stockholders of record, some of which are securities clearing agencies and intermediaries.

(c) Dividends. The Corporation has not paid any dividends with respect to its common stock and has no intention of paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal year ended December 31, 1997, the 11 months ended December 31, 1996 and the fiscal year ended January 31, 1996. The Corporation does not have access to the information necessary to reclassify its financial information for the years ended January 31, 1995 and 1994, respectively. The results of operations and financial condition of the Corporation have been restated to reflect the sale by the Corporation of its environmental remediation services operations and the McCook Facility in 1997 and its soil remediation facility in 1996.

                                 For the Year    For the 11    For the Year
                                     Ended      Months Ended      Ended
                                 December 31,    December 31,  January 31,
                                     1997           1996          1996
                                 ------------   ------------   ------------
                              (Dollars in thousands, except per share amounts)
OPERATING DATA
Selling, general and
  administrative expenses. . . . $       (418)  $     (1,042)  $       (791)
Interest expense . . . . . . . .         (613)          (423)          (406)
Other income . . . . . . . . . .            6            145             14
Loss from continuing operations.       (1,025)        (1,320)        (1,183)
Net loss . . . . . . . . . . . .       (4,054)        (1,399)        (2,858)

COMMON SHARE DATA(1)
Loss from continuing operations
 per common share. . . . . . . .        (0.21)         (0.51)         (0.48)
Net loss per common share. . . .        (0.83)         (0.54)         (1.16)
Weighted average common shares
 outstanding (in thousands). . .        4,193          2,586          2,456

BALANCE SHEET DATA
Working capital. . . . . . . . .           87          3,861          2,417
Total assets . . . . . . . . . .        2,028          5,582          5,578
Long-term obligations. . . . . .            -          1,916              -
Total stockholders' equity . . .           89          1,987          2,438

--------------------
(1)  Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the year ended December 31, 1997, the 11 months ended December 31, 1996 and the year ended January 31, 1996 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein. In September 1996, the Corporation changed its fiscal year end from January 31 to December 31. As a result, the comparison of the year ended December 31, 1997 to the 11 months ended December 31, 1996 and the comparison of the 11 months ended December 31, 1996 to the year ended January 31, 1996 are comparisons between 11 and 12 month periods.

The Corporation sold its environmental remediation services operations in April 1997 and the McCook Facility in December 1997. These operations have been accounted for as discontinued operations for the year ended December 31, 1997. As a result, the financial information provided in the Corporation's financial statements relating to the periods ended December 31, 1996 and January 31, 1996, respectively, has been restated to conform to this method of presentation. The Corporation's soil remediation facility was sold effective January 31, 1996 and has been accounted for as discontinued operations for the year ended January 31, 1996.

Year Ended December 31, 1997 Compared to 11 Months Ended December 31, 1996
--------------------------------------------------------------------------

Selling, general and administrative expenses for the year ended December 31, 1997 decreased to $0.4 million from $1.0 million for the 11 months ended December 31, 1996, primarily as a result of the legal and accounting costs associated with certain litigation involving the Corporation and the costs associated with a proposed acquisition in the 11 months ended December 31, 1996 and reduced staffing as a result of the sale of the Corporation's environmental remediation services operations and the McCook Facility in 1997. Interest expense was $0.6 million in the period ended December 31, 1997, compared to $0.4 million in the period ended December 31, 1996, primarily as a result of an increase in amounts funded under the Sirrom Agreements (as hereinafter defined) during the year ended December 31, 1997. Other income was $6,000 in the period ended December 31, 1997, compared to $0.1 million in the period ended December 31, 1996.

The Corporation reported a loss from continuing operations of $1.0 million in the year ended December 31, 1997, compared to $1.3 million in the 11 months ended December 31, 1996.

The Corporation recognized a loss from the operation of its environmental remediation services operations of $0.5 million in the year ended December 31, 1997, compared to $0.2 million in the period ended December 31, 1996. The Corporation recorded a gain of $59,000 from the sale of these operations in the period ended December 31, 1997. The Corporation reported a loss of $1.2 million from the operation the McCook Facility and a loss of $1.4 million from the sale of the facility in the year ended December 31, 1997. The Corporation had income from the operation of its soil remediation facility of $90,000 in the 11 months ended December 31, 1996, as a result of a reduction in the reserve for operating losses.

The Corporation's net loss for the year ended December 31, 1997 was $4.1 million or $0.83 per share, compared to $1.4 million or $0.54 per share for the 11 months ended December 31, 1996.

11 Months Ended December 31, 1996 Compared to Year Ended January 31, 1996
-------------------------------------------------------------------------

Selling, general and administrative expenses for the 11 months ended December 31, 1996 increased to $1.0 million from $0.8 million for the year ended January 31, 1996, primarily due to the legal and accounting costs associated with certain litigation involving the Corporation and the costs associated with a proposed acquisition in the period ended December 31, 1996. Interest expense was $0.4 million in both the 11 months ended December 31, 1996 and the year ended January 31, 1996. Other income was $0.1 million in the period ended December 31, 1996, compared to $14,000 in the period ended January 31, 1996.

The Corporation reported a loss from continuing operations of $1.3 million in the 11 months ended December 31, 1996, compared to $1.2 million in the year ended January 31, 1996.

The Corporation recognized a loss from the operation of its environmental remediation services operations of $0.2 million in the period ended December 31, 1996, compared to $67,000 in the period ended January 31, 1996. The Corporation had income from the operation of its soil remediation facility of $90,000 in the 11 months ended December 31, 1996, compared to a loss of $0.8 million in the year ended January 31, 1996, as a result of a reduction in the reserve for operating losses in the period ended December 31, 1996. The Corporation reported a loss on the disposal of its soil remediation facility of $0.8 million in the year ended January 31, 1996.

The Corporation's net loss for the 11 months ended December 31, 1996 was $1.4 million or $0.54 per share, compared to $2.9 million or $1.16 per share for the year ended January 31, 1996.

Liquidity and Capital Resources
-------------------------------

At December 31, 1997, the Corporation had cash of $0.1 million, a net decrease of $0.5 million from $0.6 million at December 31, 1996.

At December 31, 1997, under two agreements with Sirrom Environmental Funding, LLC (the "Sirrom Agreements"), the Corporation had funded the amounts billed and outstanding under certain Florida State environmental rehabilitation programs in the amount of $3.0 million, at the rate of prime plus 2% and 3%, respectively. The Corporation had $0.6 million held in escrow at December 31, 1997 to cover potential disallowances and future interest costs relating to the Sirrom Agreements. Due to an accelerated payment program, the amounts billed and outstanding are expected to be paid in 1998 at a discounted rate of 3.5% effective January 1, 1997, with the present value to be determined from the actual settlement date of a reimbursement application rather than the original settlement date. The Corporation will not be able to determine the impact of the discounting and any related disallowances on its operating results and financial condition until the payment dates and amount of payment have been established. The Corporation may be required to record an adjustment to reflect any negative impact.

In January 1997, the Corporation established a line of credit with Drummond in the amount of $0.3 million which was increased to $0.8 million in June 1997. As at December 31, 1997, the Corporation had settled an aggregate of approximately $2.2 million of its debt to Logan and MFC in consideration of the issuance of a total of 217,500 shares of Preferred Stock.

Net cash used in operating activities was $1.0 million for the year ended December 31, 1997, compared to cash provided of $0.3 million for the 11 months ended December 31, 1996. Operating activities used cash primarily as a result of the loss from the operation and disposition of the McCook Facility. In the year ended December 31, 1997, an increase in accounts and notes receivables used cash of $0.2 million, compared to a decrease in accounts and notes receivable providing cash of $3.1 million in the period ended December 31, 1996. A decrease in cash held in escrow provided cash of $0.6 million in the year ended December 31, 1997, compared to an increase in cash held in escrow using cash of $0.3 million in the 11 months ended December 31, 1996.

Investing activities provided cash of $32,000 in the period ended December 31, 1996, as a result of the sale of property and equipment.

Financing activities provided cash of $0.5 million in the year ended December 31, 1997, compared to using cash of $25,000 in the 11 months ended December 31, 1996, primarily as a result of a net increase in indebtedness during the year ended December 31, 1997. In February 1998, the Corporation issued and sold 250,000 shares of Preferred Stock for proceeds of $2.5 million.

The Corporation believes that its cash on hand and lines of credit should enable the Corporation to meet its ongoing liquidity requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and anticipates that such capital will be provided through debt and/or equity financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's fiscal year.

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

    (3)  LIST OF EXHIBITS

    2.1 Agreement and Plan of Merger dated October 1, 1996 between ICHOR Corporation and PDG Remediation, Inc. Incorporated by reference to the Corporation's Schedule 14C dated September 17, 1996.

    3.1     Articles of Incorporation.(1)

    3.2 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated March 12, 1998.

    3.3     Bylaws.(1)

    10.1    Amended 1994 Stock Option Plan.(2)

    10.2    1995 Qualified Incentive Stock Option Plan.(2)

    10.3 Amended and Restated Employment Agreement for John M. Musacchio dated February 1, 1997.

    10.4 Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc. and the Corporation.(1)

    10.5 Purchase Agreement dated December 13, 1996 between the Corporation and Logan International Corp.(3)

    10.6 Order of Court of the Honorable Jack B. Schmeitterer of the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division approving the sale of assets of Enviropur Waste Refining and Technology, Inc. to Ortek Inc. (formerly BC Ventures Limited).(3)

    10.7 Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.(4)

    10.8 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(4)

    10.9 Amendment to Loan Agreement dated June 30, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.

    10.10 Stock Purchase Agreement between the Corporation and Evergreen Holding Inc. dated December 23, 1997. Incorporated by reference to the Corporation's Form 8-K dated January 7, 1998.

    10.11 Debt Settlement Agreement between Logan International Corp. and the Corporation dated September 30, 1997.(5)

    10.12 Debt Settlement Agreement between Logan International Corp. and the Corporation dated February 20, 1998.(5)

    10.13 Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated February 20, 1998.(5)

    10.14 Subscription Agreement between Constable Investments Ltd. and the Corporation dated February 26, 1998.(5)

    10.15 Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated February 26, 1998.

    10.16 Subscription Agreement between Sutton Park International Ltd. and the Corporation dated February 26, 1998.(5)

    10.17 Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the Corporation dated February 26, 1998.

    21      List of subsidiaries of the Registrant.

    23      Consent of Independent Auditors.

    27      Article 5 - Financial Data Schedule for the year ended December
            31, 1997.
    ------------------
    (1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
    (2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
    (3) Incorporated by reference to the Corporation's Form 8-K dated December 17, 1996.
    (4) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.
    (5)  Incorporated by reference to a Schedule 13D\A dated March 13, 1998.


(b)  REPORTS ON FORM 8-K

None.

------------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  (206) 382-7777 FAX 382-7700
                                                CERTIFIED PUBLIC ACCOUNTANTS


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ichor Corporation and Subsidiaries

We have audited the consolidated balance sheets of Ichor Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1997 and the eleven months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, changes in shareholders' equity, and cash flows of Ichor Corporation and Subsidiaries for the year ended January 31, 1996, were audited by other auditors whose report dated March 8, 1996, (except for Note 3, the date of which was April 25, 1996), expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ichor Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the eleven months ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Peterson Sullivan P.L.L.C.
February 28, 1998
Seattle, Washington

ERNST & YOUNG LLP        One Oxford Centre                 Phone  412 644 7800
                         Pittsburgh, Pennsylvania  15219


                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ichor Corporation

We have audited the accompanying consolidated statements of operations, stockholder's equity, and cash flows of Ichor Corporation (formerly PDG Remediation, Inc.) (the "Corporation") for the year ended January 31, 1996. Our audit also included the financial statement schedule in the index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 8, 1996, except for Note 3, as
  to which the date is April 25, 1996



             Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                      ICHOR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                          (In Thousands of Dollars)

                                                        1997          1996
                                                     ----------    ----------


          ASSETS
Current Assets
  Cash                                               $      127    $      628
  Cash held in escrow                                       617         1,254
  Accounts and notes receivable, less allowance for
   doubtful accounts of $562 and $560, respectively         332           829
  Note receivable                                           680             -
  Advances to an affiliate                                  270             -
  Prepaid expenses and other assets                           -           106
  Net assets of discontinued environmental
   remediation services segment                               -            71
  Net assets of discontinued waste oil
   recycling facility                                         -         2,652
                                                     ----------    ----------
        Total current assets                              2,026         5,540

Other Assets                                                  2            42
                                                     ----------    ----------
                                                     $    2,028    $    5,582
                                                     ==========    ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $       39    $      531
  Accrued interest and other liabilities                    363           274
  Advances from an affiliate                                780           420
  Current portion of long-term debt                         757           454
                                                     ----------    ----------
        Total current liabilities                         1,939         1,679
Long-Term Debt, less current portion                          -         1,916
                                                     ----------    ----------
        Total liabilities                                 1,939         3,595

Shareholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized; series 1, nonvoting; shares issued and
   outstanding 217,500 at December 31, 1997 and none
   at December 31, 1996                                       2             -
  Common stock, $.01 par value; 30,000,000 shares
   authorized; shares issued 4,970,320 at December 31,
   1997 and 1996                                             50            50
  Additional paid-in capital on preferred stock           2,173             -
  Additional paid-in capital on common stock              5,743         5,743
  Retained deficit                                       (7,808)       (3,754)
                                                     ----------    ----------
                                                            160         2,039

  Less cost of 62,800 and 47,600 shares of common
   stock held in treasury at December 31, 1997
   and 1996, respectively                                   (71)          (52)
                                                     ----------    ----------
                                                             89         1,987
                                                     ----------    ----------
                                                     $    2,028    $    5,582
                                                     ==========    ==========

                See Notes to Consolidated Financial Statements

                      ICHOR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
     Year Ended December 31, 1997, Eleven Months Ended December 31, 1996
                       and Year Ended January 31, 1996
           (In Thousands of Dollars, Except for Per Share Amounts)


                                    December 31,   December 31,   January 31,
                                       1997           1996           1996
                                    ------------   ------------   -----------
Selling, general and administrative
   expenses                         $       (418)  $     (1,042)  $      (791)

Other income (expense)
  Interest expense                          (613)          (423)         (406)
  Other                                        6            145            14
                                    ------------   ------------   -----------
                                            (607)          (278)         (392)
                                    ------------   ------------   -----------
Loss from continuing operations           (1,025)        (1,320)       (1,183)

Discontinued operations (any tax
  benefits from losses are fully
  reserved; any taxes associated
  with gains are offset by tax
  losses)
  Loss from operation of
   environmental remediation
   services segment                         (489)          (169)          (67)
  Gain on sale of environmental
   remediation services segment               59              -             -
  Loss from operation of waste oil
   recycling facility                     (1,224)             -             -
  Loss on sale of waste oil
   recycling facility                     (1,375)             -             -
  Gain (loss) from operation
   of soil remediation facility                -             90          (768)
  Loss on disposal of soil
   remediation facility                        -              -          (840)
                                    ------------   ------------   -----------
Loss from discontinued operations         (3,029)           (79)       (1,675)
                                    ------------   ------------   -----------

Net loss                            $     (4,054)  $     (1,399)  $    (2,858)
                                    ============   ============   ===========

Basic earnings (loss) per
 common share
  Loss from continuing operations   $       (.21)  $       (.51)  $      (.48)
  Discontinued operations                   (.62)          (.03)         (.68)
                                    ------------   ------------   -----------

        Net loss                    $       (.83)  $       (.54)  $     (1.16)
                                    ============   ============   ===========


                See Notes to Consolidated Financial Statements

                      ICHOR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      Year Ended December 31, 1997, Eleven Months Ended December 31, 1996
                        and Year Ended January 31, 1996
                          (In Thousands of Dollars)

                        --------------Common Stock----------------  -----------Preferred Stock--------------
                                              Additional                                 Additional Retained
                        Number of              Paid-in    Treasury  Number of             Paid-in   Earnings
                         Shares    Par Value   Capital     Stock      Shares   Par Value  Capital   (Deficit)    Total
                        ---------  ---------  ----------  --------  ---------  --------- ---------- ---------  -------
Balance at January
  31, 1995              1,870,320  $      19  $    2,473  $      -          -  $       - $        - $     503  $ 2,995

Net loss for year ended
  January 31, 1996              -          -           -         -          -          -          -    (2,858)  (2,858)
Common shares sold in
  initial public offering 600,000          6       2,145         -          -          -          -         -    2,151
Warrants sold in initial
  public offering               -          -         100         -          -          -          -         -      100
Issuance of 100,000
  warrants                      -          -          50         -          -          -          -         -       50
                        ---------  ---------  ----------  --------  ---------  --------- ---------- ---------  -------

Balance at January
  31, 1996              2,470,320         25       4,768         -          -          -          -    (2,355)   2,438

Net loss for eleven
  months ended December
  31, 1996                      -          -           -         -          -          -          -    (1,399)  (1,399)
Common shares issued in
  the acquisition of
  wholly-owned
  subsidiary            2,500,000         25         975         -          -          -          -         -    1,000
Repurchase of 47,600
  shares of common stock
  held in treasury        (47,600)         -           -       (52)         -          -          -         -      (52)
                        ---------  ---------  ----------  --------  ---------  --------- ---------- ---------  -------
Balance at December
  31, 1996              4,922,720         50       5,743       (52)         -          -          -    (3,754)   1,987

Net loss for year ended
  December 31, 1997             -          -           -         -          -          -          -    (4,054)  (4,054)
Conversion of debt from
  related parties to
  preferred stock               -          -           -         -    217,500          2      2,173         -    2,175
Repurchase of 15,200
  shares of common stock
  held in treasury        (15,200)         -           -       (19)         -          -          -         -      (19)
                        ---------  ---------  ----------  --------  ---------  --------- ---------- ---------  -------
Balance at December
  31, 1997              4,907,520  $      50  $    5,743  $    (71)   217,500  $       2 $    2,173 $  (7,808) $    89
                        =========  =========   =========  ========  =========  ========= ========== =========  =======

                     See Notes to Consolidated Financial Statements

                      ICHOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Year Ended December 31, 1997, Eleven Months Ended December 31, 1996
                       and Year Ended January 31, 1996
                           (In Thousands of Dollars)

                                    December 31,   December 31,   January 31,
                                       1997           1996           1996
                                    ------------   ------------   -----------
Cash Flows from Operating Activities
  Net loss                          $     (4,054)  $     (1,399)  $    (2,858)
  Adjustments to reconcile net
   income (loss) to cash flows
   from operating activities
   Provision for disposal of
    discontinued soil remediation
    operation                                  -              -           840
   Provision for losses on accounts
     receivable                                2             40           387
   Gain on settlement of insurance
     company accrual                           -           (149)            -
   Other                                       -             14            (8)
  Changes in current assets and
   liabilities
   Cash held in escrow                       637           (286)         (817)
   Accounts and notes receivable            (185)         3,077         5,216
   Advances to an affiliate                 (270)             -             -
   Repayments to former parent                 -           (117)         (541)
   Prepaid expenses and other assets         106            (40)         (142)
   Accounts payable                         (492)          (530)           23
   Advances from an affiliate                360            193             -
   Net assets of discontinued
    operations                             2,723             74           (82)
   Other accrued liabilities                  89           (597)          202
   Other                                      40            (21)           (3)
                                    ------------   ------------   -----------
       Net cash provided by (used
        in) operating activities          (1,044)           259         2,217

Cash Flows from Investing Activities
  Proceeds from sale of property and
    equipment                                  -             32             -

Cash Flows from Financing Activities
  Proceeds from issuance of common
   shares                                      -              -         2,151
  Proceeds from warrants sold                  -              -           100
  Purchase of stock held in treasury         (19)           (52)            -
  Proceeds from debt                         750             51         3,676
  Principal payments on debt                (188)           (24)       (7,789)
                                    ------------   ------------   -----------

       Net cash provided by (used
        in) financing activities             543            (25)       (1,862)
                                    ------------   ------------   -----------

Increase (decrease) in cash                 (501)           266           355

Cash, beginning of year                      628            362             7
                                    ------------   ------------   -----------

Cash, end of year                   $        127   $        628   $       362
                                    ============   ============   ===========

                 See Notes to Consolidated Financial Statements

                      ICHOR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands of Dollars, Except for Per Share Amounts)

Note 1.  The Corporation and Summary of Significant Accounting Policies

History
-------

Prior to February 1995, Ichor Corporation and Subsidiaries ("the Corporation"), was a wholly-owned subsidiary of PDG Environmental, Inc. ("PDGE") when 1,000,000 shares of the Corporation's common stock and 1,000,000 warrants were sold in an initial public offering. The Corporation sold 600,000 newly issued common shares and 1,000,000 warrants and received net proceeds of approximately $2,251. PDGE sold 400,000 shares of the Corporation's common stock it held which reduced its interest to approximately 59.5%. The warrants entitle the holder to purchase one share of common stock for $6 and will expire on February 8, 2000.

Effective July 31, 1996, Drummond Financial Corporation ("Drummond") acquired PDGE's interest in the Corporation. The acquisition was part of a plan by Drummond's parent to financially restructure Drummond's loans outstanding to other entities. As part of this acquisition, the Corporation changed its year end to December 31 from January 31.

In December 1996, another subsidiary of Drummond's parent, Logan International Corporation ("Logan"), acquired a 50.3% interest in the Corporation as part of a purchase of a subsidiary which owned a waste oil recycling facility in Illinois. At this point, Drummond's interest was reduced to 29.6%.

In 1997, Logan converted $1,425 of its debt from the Corporation into 142,500 shares of the Corporation's preferred stock, series 1. In addition, another subsidiary of Logan's and Drummond's parent converted a $750 advance into 75,000 shares of preferred stock, series 1. At December 31, 1997, the Corporation had a receivable from Logan of $270 and owed $780 and $420 at December 31, 1997 and 1996, respectively, to Drummond.

Business Activities
-------------------

At the beginning of 1997, the Corporation was involved in the environmental industry, providing environmental remediation services to the public and private sectors, and operating the recycling waste oil facility. As discussed in Note 2, the Corporation sold both of these operations in 1997. The Corporation is currently negotiating a transaction to acquire a business or operating assets from a European company that manufactures machine tools.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated. Unless otherwise stated, all notes relate to continuing operations.

Cash
----

Cash balances are occasionally in excess of federally insured amounts. Cash held in escrow represents amounts which are subject to withdrawal restrictions and relate to the credit arrangements described in Note 4. The Corporation expects the cash to be released in 1998.

Environmental Conservation
--------------------------

Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Any potential recoveries of such liabilities are to be recorded when there is an agreement with a reimbursing entity.

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

Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which is effective for interim and annual financial statements for periods ending after December 15, 1997. Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The conversion of the convertible preferred stock, and the stock options and warrants have not been reflected as exercised for the purposes of computing earnings or loss per share since the conversion of such stock or exercise of such options and warrants would be antidilutive. The weighted average number of shares was 4,912,643, 2,585,590, and 2,456,000 for the year ended December 31, 1997, the eleven months ended December 31, 1996, and the year ended January 31, 1996. The adoption of FAS 128 did not result in a restatement of earnings per share in prior periods.

Preferred Stock
---------------

The entire redemption value of preferred shares, series 1, can be exchanged for common stock at 90% of the common stock average market price (as defined). Redemption value is $10 per share and shares are redeemable only by the Corporation with a 30 day notice. The preferred shares, series 1, have a liquidation preference over other stock to the extent of the redemption value plus unpaid dividends. This stock has an annual cumulative dividend rate of 5%, payable quarterly and no dividends may be paid on common stock if preferred share dividends are in arrears. Because the shares were issued effective December 31, 1997, no preferred dividends were paid and there are no preferred dividends in arrears.

Depreciation
------------

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Permits were amortized over a 40-year period representing their estimated economic lives.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Corporation has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of the grant over the amount an employee is required to pay for the stock. There was no compensation expense under APB 25.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements to combine the assets of discontinued operations and net these assets with the related liabilities.

New Accounting Standards
------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events in a period other than transactions with owners. The Corporation does not anticipate that the statement will have a significant impact on its financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Corporation does not anticipate that the adoption of the statement will have a significant impact on its financial statements other than potentially providing more financial statement disclosures.

Statement of Financial Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits. This statement requires additional information on changes in benefit obligations and fair values of plan assets. It revises prior standards and is effective for years beginning after December 15, 1997. Because the Corporation does not currently have such employee benefit plans nor intends to initiate any in the near-term, there should not be an impact on its financial statements.

Note 2.  Discontinued Operations

Environmental Remediation Services Segment
------------------------------------------

The Corporation sold its environmental remediation services segment effective April 30, 1997. The transaction was accounted for as a discontinued operation for the year ended December 31, 1997. Certain assets were sold and the purchaser assumed liabilities related to those assets. As part of the sale transaction, the Corporation retained cash, receivables, accounts payable and other accrued liabilities that had been part of the segment.

The segment was sold for $147, which was paid in cash. Contract revenue for this segment was $748 in the year ended December 31, 1997, $4,043 in the eleven months ended December 31 ,1996, and $328 in the year ended January 31, 1996.

Net assets associated with this segment at December 31, 1996, were property and equipment of $132 and long-term debt of $61, resulting in net assets of $71.

Waste Oil Recycling Facility
----------------------------

The waste oil recycling facility began operations in 1997 and had sales of $2,582 (68% to two major customers) for the year. However, later in the year, the Corporation decided to dispose of the facility and on December 23, 1997, the Corporation sold the subsidiary, including all of its assets and liabilities (except for certain debts payable to affiliated entities). The facility was sold for $1,000 with a down payment of $320 and a note for $680 due December 23, 1998, at 2.5% and secured by a letter of credit issued by a bank. Since the note is due in 1998, no interest was imputed and its fair value is estimated at $680.

Net assets associated with this segment at December 31, 1996, are summarized as follows:

Property and equipment           $         3,542
Other assets                                  76
Environmental liabilities                   (800)
Other liabilities                           (166)
                                 ---------------
                                 $         2,652
                                 ===============

The Corporation originally acquired this subsidiary in December 1996 for 2.5 million shares of common stock (valued at $1.0 million) and a promissory note in the amount of $1,425. The cost of the assets acquired was $3,619, and $1,194 in liabilities were assumed. The acquisition was accounted for as a purchase.

Soil Remediation Facility
-------------------------

In prior years, the Corporation provided services associated with the decontamination of petroleum contaminated soils in Florida. The Corporation developed a plan during 1996 to exit this segment of the remediation industry which was accounted for as a discontinued operation as of January 31, 1996.

Note 3.  Accounts Receivable and Indemnifications

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral. The Corporation had contracts to provide services involving the remediation of underground storage tank sites for private customers in Florida. Receivables from this Florida activity totaled $740 and $771 at December 31, 1997 and 1996, respectively.

The Corporation also was a subcontractor to other remediation companies in Florida which were providing services to the state. In certain circumstances, the Corporation provided an indemnification for any amounts not paid to the prime contractor. At December 31, 1997 and 1996, the Corporation provided such indemnifications for $1,711 and $4,596, respectively. The Corporation has provided for estimated potential future losses associated with these indemnifications as a part of the allowance for doubtful accounts.

Note 4.  Credit Arrangements

The Corporation had two credit arrangements with the same company which provided funding for certain of its remediation activities in Florida during prior years. Receivables relating to a state-sponsored remediation program were financed at 100%. Any outstanding balances under these credit arrangements are to be repaid as the financed receivables are collected. Under one of the arrangements, the Corporation has outstanding balances of $358 and $750 at December 31, 1997 and 1996 respectively, with interest accruing at 2% above the prime rate.

The amounts outstanding under the second arrangement were $2,605 and $4,000 at December 31, 1997 and 1996, respectively. In connection with obtaining this financing, the Corporation issued to the creditor a warrant to purchase 100,000 shares of its common stock at an exercise price of $1.37 per share. The warrant will expire on January 1, 1999 and the Corporation recorded $50 as the market value of the warrant during the year ended January 31, 1996. The interest rate on the outstanding balance under this arrangement is the prime rate plus 3%. Both arrangements required that the Corporation deposit a portion of the borrowings into an escrow account to cover potential nonpayment of receivable balances. The total amounts deposited were $617 and $1,254 at December 31, 1997 and 1996, respectively.

Since 1996, no additional advances have been allowed under either arrangement.

Note 5.  Long-Term Debt

                                                      1997            1996
                                                   -----------    -----------
Note payable to Logan, due December 1999, interest
at 8% payable monthly, collateralized by certain
assets of the Corporation's subsidiaries.  Interest
due on this loan for 1997 was $114, which was all
waived by Logan.  This note was converted to
preferred stock in 1997 which is a noncash
transaction.                                       $         -    $     1,425

Amounts due to an insurance company in monthly
payments of $38.  No interest is charged on this
debt. No interest has been imputed since the
amount is not material.  Payments are in arrears
so the entire balance is considered due in 1998.           757            945
                                                   -----------    -----------
                                                           757          2,370
Less current portion                                      (757)          (454)
                                                   -----------    -----------
                                                   $         -    $     1,916
                                                   ===========    ===========

The Corporation paid approximately $541, $442, and $643 for interest expense during the year ended December 31, 1997, the eleven months ended December 31, 1996, and the year ended January 31, 1996.

The fair value of the note payable to Logan was estimated to approximate the recorded value. The fair value of the amount due to an insurance company is estimated to be $743 and $895 at December 31, 1997 and 1996, respectively. Fair values are based on the terms of the related debt and assume all remaining payments will be made in accordance with the o6riginal settlement terms.

Note 6.  Income Taxes

The reconciliation of income tax on income from continuing operations computed at the federal statutory rates to income tax expense is as follows:

                                                      Eleven
                                     Year Ended    Months Ended    Year Ended
                                     December 31,  December 31,   January 31,
                                        1997           1996           1996
                                     ------------  ------------   -----------

Tax at statutory rate                $       (349) $       (449)  $      (402)
Increase in net operating loss
  carryover                                   377           832           400
Other                                         (28)         (383)            2
                                     ------------  ------------   -----------
                                     $          -  $          -   $         -
                                     ============  ============   ===========

The significant components of the Corporation's deferred tax assets as of December 31, 1997 and 1996, are as follows:

                                                      1997           1996
                                                  ------------   ------------

Accounts receivable allowance                     $        191   $        213
Net operating loss carryforwards                         2,999          1,732
                                                  ------------   ------------
Net deferred tax assets before valuation allowance       3,190          1,945

Valuation allowance for deferred tax assets             (3,190)        (1,945)
                                                  ------------    -----------
Net deferred tax assets                           $          -    $         -
                                                  ============    ===========

The Corporation had net operating loss carryforwards of approximately $8,800 and $4,600 at December 31, 1997 and 1996, respectively. Of the $8,800 carryover as of December 31, 1997, $500 expires in 2004, $1,800 expires in 2010, $2,300 expires in 2011, and $4,200 expires in 2012. The Corporation's utilization of the losses is subject to limitation due to ownership and operational changes, except those that expire in 2012.

Note 7.  Stock Option Plans

1994 Amended Stock Option Plan
------------------------------

The Corporation maintains a stock option plan which provides for the issuance of up to 350,000 shares of the Corporation's common stock to employees and non-employee directors.

The following table summarizes information with respect to the 1994 Amended Stock Option Plan:

                                                                 Weighted
                                                                 Average
                                                Number           Exercise
                                              of Shares           Price
                                          ----------------   ----------------

Outstanding at January 31, 1995                    137,500   $            .75
Granted                                             22,500                .75
Canceled - Reusable                                (12,500)               .75
                                          ----------------

Outstanding at January 31, 1996                    147,500                .75
Granted                                             42,500               1.18
Canceled - Reusable                                (10,500)               .75
                                          ----------------

Outstanding at December 31, 1996                   179,500                .81

Granted                                            145,000               2.00
Canceled - Reusable                                (89,500)              1.10
                                          ----------------

Outstanding at December 31, 1997                   235,000   $           1.39
                                          ================   ================

Exercisable at December 31, 1997                   115,000   $            .76
                                          ================   ================
Reserved for future grants at
  December 31, 1997                                115,000
                                          ================

The weighted average fair values (per option) at date of grant for options granted during the year ended December 31, 1997, and the eleven months ended December 31, 1996, was $.65 and $1.18, respectively. Almost all options have an expiration date ten years after issuance. No options have been exercised.

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

The following table summarizes information with respect to the 1995 Qualified Incentive Stock Option Plan:

                                                                 Weighted
                                                                 Average
                                                Number           Exercise
                                              of Shares           Price
                                          ----------------   ----------------

Outstanding at January 31, 1996                          -   $              -
Granted                                            150,000                .75
Canceled - Reusable                                (25,000)               .75
                                          ----------------
Outstanding at December 31, 1996                   125,000                .75

Canceled - Reusable                                (25,000)               .75
                                          ----------------
Outstanding at December 31, 1997                   100,000   $            .75
                                          ================   ================
Exercisable at December 31, 1997                   100,000   $            .75
                                          ================   ================
Reserved for future grants at December
  31, 1997                                          50,000
                                          ================

The weighted average fair value (per option) at grant date for options granted during the eleven months ended December 31, 1996, was $.72. All options have an expiration date ten years after issuance. No options have been exercised.

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

                                                              Eleven Months
                                               Year Ended          Ended
                                              December 31,     December 31,
                                                  1997             1996
                                              ------------    -------------
Net loss
---------------------------------
    As reported                               $     (4,054)   $      (1,399)
                                              ============    =============
    Pro forma                                 $     (4,085)   $      (1,551)
                                              ============    =============

Basic earnings per share data
---------------------------------
    As reported                               $       (.83)   $        (.54)
                                              ============    =============
    Pro forma                                 $       (.83)   $        (.60)
                                              ============    =============

The fair value of each option granted is estimated on the grant date using the Black Scholes model.

The assumptions used in calculating fair value are as follows:

                                                               Eleven Months
                                               Year Ended          Ended
                                              December 31,     December 31,
                                                 1997              1996
                                              ------------    -------------
Risk-free interest rate                           6.0%             5.0%
Expected life of the options                    3 years          10 years
Expected volatility                              101.2%           111.5%
Expected dividend yield                           0.0%             0.0%

Note 8.  Contingencies

The Corporation has been named as a defendant in a purported class action lawsuit filed in U.S. Federal Court involving all persons and entities who purchased the Corporation's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff is seeking recision for the purchase of shares of common stock by members of the class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. The Corporation believes that the plaintiff's allegations are without merit or that there are meritorious defenses, and intends to defend the action vigorously. However, if the plaintiff is successful, it may have an adverse effect on the Corporation. No liability has been recorded in connection with this lawsuit.

No claims have been made against the Corporation with respect to environmental liabilities. However, if claims were to be made in the future, and were not paid by the current or future owners of the waste oil recycling facility (or other responsible parties), the Corporation could be deemed a responsible party and could potentially be liable. No liability has been recorded for potential environmental claims at December 31, 1997.

Note 9.  Subsequent Event

In February 1998, the Corporation sold 250,000 convertible preferred shares, series 1, for $2,500 in cash to affiliates and others.

------------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  (206) 382-7777 FAX 382-7700
                                                CERTIFIED PUBLIC ACCOUNTANTS


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Ichor Corporation and Subsidiaries


Our report on the consolidated financial statements of Ichor Corporation and Subsidiaries is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Peterson Sullivan P.L.L.C.
February 21, 1998
Seattle, Washington

                      ICHOR CORPORATION AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Year Ended December 31, 1997, Eleven Months Ended December 31, 1996
                       and Year Ended January 31, 1996
                          (In Thousands of Dollars)


                                       Additions
                                 --------------------
                     Balance at              Charged               Balance at
                     beginning    Charged    to other                close
                     of period   to income   accounts  Deductions   of period
                     ----------  ---------   --------  ----------  ----------

Year Ended December
  31, 1997                                                     (3)
Allowance for
  doubtful accounts  $     690   $       2   $       -  $      130  $     562
                     =========   =========   =========  ==========  =========

Eleven Months Ended
  December 31, 1996                                 (1)         (2)
Allowance for
  doubtful accounts  $     724   $      40   $     130  $      204  $     690*
                     =========   =========   =========  ==========  =========

Year Ended January
  31, 1996                                                      (2)
Allowance for
  doubtful accounts  $     307         387   $       -  $      (30) $     724
                     =========   =========   =========  ==========  =========

(1) Allowance for uncollectibility to reflect the fair value of receivables purchased; recorded at the date of acquisition of the waste oil recycling facility.
(2)  Uncollectible accounts written off, net of recoveries.
(3) Allowance for uncollectibility sold in conjunction with sale of waste oil recycling facility.




* The consolidated balance sheet shows the allowance for doubtful accounts to be $560 (instead of $690). This is because of $130 was reclassified to "net assets of discontinued waste oil recycling facility" at December 31, 1996.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1998                       ICHOR CORPORATION

                                            By:   /s/ Michael J. Smith
                                                ------------------------------
                                                Michael J. Smith, President,
                                                Chief Financial Officer and
                                                Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                            March 25, 1998
------------------------------
Michael J. Smith
President, Chief Financial Officer,
Treasurer and Director


/s/ Roy Zanatta                                 March 25, 1998
------------------------------
Roy Zanatta
Secretary and Director


/s/ John Musacchio                              March 25, 1998
------------------------------
John Musacchio
Director


/s/ Leonard Petersen                            March 25, 1998
------------------------------
Leonard Petersen
Director


/s/ Young-Soo Ko                                March 25, 1998
------------------------------
Young-Soo Ko
Director


/s/ Jae-Sun Lee                                 March 25, 1998
------------------------------
Jae-Sun Lee
Director

                                EXHIBIT INDEX
                                -------------

     Exhibit Number         Description
     --------------         -----------

          2.1 Agreement and Plan of Merger dated October 1, 1996 between ICHOR Corporation and PDG Remediation,
                            Inc. Incorporated by reference to the Corporation's
                            Schedule 14C dated September 17, 1996.

          3.1               Articles of Incorporation.(1)

          3.2 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated March 12, 1998.

          3.3               Bylaws.(1)

          10.1              Amended 1994 Stock Option Plan.(2)

          10.2              1995 Qualified Incentive Stock Option Plan.(2)

          10.3              Amended and Restated Employment Agreement for John
                            M. Musacchio dated February 1, 1997.

          10.4 Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc. and the Corporation.(1)

          10.5 Purchase Agreement dated December 13, 1996 between the Corporation and Logan International Corp.(3)

          10.6              Order of Court of the Honorable Jack B.
                            Schmeitterer of the United States Bankruptcy Court of the Northern District of Illinois, Eastern Division approving the sale of assets of Enviropur Waste Refining and Technology, Inc. to Ortek Inc. (formerly BC Ventures Limited).(3)

          10.7 Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.(4)

          10.8 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(4)

          10.9 Amendment to Loan Agreement dated June 30, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.

          10.10 Stock Purchase Agreement between the Corporation and Evergreen Holding Inc. dated December 23, 1997. Incorporated by reference to the Corporation's Form 8-K dated January 7, 1998.

          10.11 Debt Settlement Agreement between Logan International Corp. and the Corporation dated September 30, 1997.(5)

          10.12 Debt Settlement Agreement between Logan International Corp. and the Corporation dated February 20, 1998.(5)

          10.13 Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated February 20, 1998.(5)

          10.14 Subscription Agreement between Constable Investments Ltd. and the Corporation dated February 26, 1998.(5)

          10.15 Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated February 26, 1998.

          10.16 Subscription Agreement between Sutton Park International Ltd. and the Corporation dated February 26, 1998.(5)

          10.17 Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the Corporation dated February 26, 1998.

          21                List of subsidiaries of the Registrant.

          23                Consent of Independent Auditors.

          27 Article 5 - Financial Data Schedule for the year ended December 31, 1997.

-------------------------
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
(3) Incorporated by reference to the Corporation's Form 8-K dated December 17, 1996.
(4) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.
(5)  Incorporated by reference to a Schedule 13D\A dated March 13, 1998.