Form 10-Q
period 1998-03-31
ICHOR CORP
filed 1998-05-15
CIK 927761

=============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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


   Suite 1250, 400 Burrard Street, Vancouver
           British Columbia, Canada                      V6C 3A6
   (Address of principal executive offices)            (Zip Code)

                              (604) 683-5767
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                          Outstanding at May 14, 1998
               -----                          ---------------------------
        Common Stock, $0.01                            4,907,520
             par value

=============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                      PART I.   FINANCIAL INFORMATION
                                ---------------------

ITEM 1.    FINANCIAL STATEMENTS



                             ICHOR CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (Unaudited)

                              ICHOR CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                           (dollars in thousands)

                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------
     ASSETS

Current Assets
  Cash and cash equivalents                $        1,638     $          127
  Cash held in escrow                                   -                617
  Accounts receivable, net                            801                332
  Notes receivable                                    680                680
  Advance to an affiliate                             270                270
                                           --------------     --------------
     Total current assets                           3,389              2,026

Other Assets                                            2                  2
                                           --------------     --------------
                                           $        3,391     $        2,028
                                           ==============     ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                         $            -     $           39
  Accrued interest and
    other liabilities                                 101                363
  Advance from an affiliate                           780                780
  Current portion
    of long-term liabilities                            -                757
                                           --------------     --------------
     Total liabilities                                881              1,939

Shareholders' Equity
  Common stock                                         50                 50
  Preferred stock                                      27                  2
  Additional paid-in capital                       10,121              7,916
  Retained deficit                                 (7,617)            (7,808)
                                           --------------     --------------
                                                    2,581                160

  Less cost of shares of common stock
    held in treasury                                  (71)               (71)
                                           --------------     --------------
     Total equity                                   2,510                 89
                                           --------------     --------------
                                           $        3,391     $        2,028
                                           ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                              For the Three   For the Three
                                              Months Ended    Months Ended
                                              March 31, 1998  March 31, 1997
                                              --------------  --------------
Selling, general and
  administrative expenses                     $          108  $          178
                                              --------------  --------------

Loss from operations                                    (108)           (178)

Other income (expense):
  Interest expense                                      (100)           (180)
  Other                                                    -               2
                                              --------------  --------------
                                                        (208)           (356)

Gain on disposal of a subsidiary                         437               -
                                              --------------  --------------

Income (loss) from continuing operations                 229            (356)

Discontinued operations:
  (Loss) from discontinued operations                      -            (135)
                                              --------------  --------------

(Loss) from discontinued operations                        -            (135)
                                              --------------  --------------

Net income (loss)                             $          229  $         (491)
                                              ==============  ==============

Basic earnings (loss) per share:
  Income (loss) from continuing operations    $         0.04  $        (0.07)
  (Loss) from discontinued operations                      -           (0.03)
                                              --------------  --------------
                                              $         0.04  $        (0.10)
                                              ==============  ==============

Diluted earnings (loss) per share:
  Income (loss) from continuing operations    $         0.04  $        (0.07)
  (Loss) from discontinued operations                      -           (0.03)
                                              --------------  --------------
                                              $         0.04  $        (0.10)
                                              ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (dollars in thousands)

                                                   For the Three   For the Three
                                                   Months Ended    Months Ended
                                                   March 31, 1998  March 31, 1997
                                                   --------------  --------------
Cash Flows from Continuing Operating Activities:
  Net income (loss) from continuing operations     $          229  $         (356)
  Adjustments to reconcile net income (loss) to
    cash flows from continuing
    operating activities
    Gain on disposal of a subsidiary                         (437)              -

  Changes in current assets and liabilities,
    net of effect of a subsidiary disposed
    Cash held in escrow                                       145             168
    Accounts receivable                                      (595)              -
    Accounts payable                                          (30)            (44)
    Payable to affiliate                                        -             (35)
    Other accrued liabilities                                 (31)            (62)
                                                   --------------  --------------
      Net cash used in operating activities
      of continuing operations                               (719)           (329)

Cash Flows from Continuing Investing Activities:
                                                                -               -
                                                   --------------  --------------
      Net cash provided by (used in) investing
      activities of continuing operations                       -               -

Cash Flows from Continuing Financing Activities:
  Proceeds from issuance of
    preferred shares, net                                   2,230               -
                                                   --------------  --------------
      Net cash provided by financing activities
      of continuing operations                              2,230               -
                                                   --------------  --------------

Net cash provided by (used in)
  continuing operations                                     1,511            (329)
Net cash (used in) discontinued operations                      -             129
                                                   --------------  --------------

Increase (decrease) in cash and cash equivalents            1,511            (200)
Cash and cash equivalents, beginning of period                127             598
                                                   --------------  --------------
Cash and cash equivalents, end of period           $        1,638  $          398
                                                   ==============  ==============

 The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1998
                                  (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of ICHOR Corporation (the
"Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three months ended March 31, 1998 were of a normal, recurring nature. The amounts presented for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 2.  Net Earnings (Loss) Per Share
--------------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the three months ended March 31, 1998 and 1997, respectively. The weighted average number of shares outstanding was 4,907,520 and 4,922,553 for the three months ended March 31, 1998 and 1997, respectively.

Diluted earnings per share takes into account common shares outstanding and potentially dilutive common shares. Stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the three months ended March 31, 1997, since the exercise of such options and warrants would be anti-dilutive.

Note 3.  Commitments and Contingencies
--------------------------------------

As discussed in further detail in "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997, the Corporation, its former parent company, certain of its officers and directors, and the underwriters of its initial public offering have been named as defendants in a class action lawsuit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

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

                      PART I.   FINANCIAL INFORMATION
                                ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the three months ended March 31, 1998 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

The Corporation sold its environmental remediation services operations in April 1997 and its waste oil recycling facility in December 1997, and these operations have been accounted for as discontinued operations for the three months ended March 31, 1998. The Corporation's comparative financial statements for the three months ended March 31, 1997 have been restated to conform to this method of presentation.

Results of Operations - Three Months Ended March 31, 1998
---------------------------------------------------------

Selling, general and administrative expenses for the three months ended March 31, 1998 decreased to $0.1 million from $0.2 million in the comparative period of 1997, primarily as a result of the right-sizing of the corporate office during the three months ended March 31, 1998. Interest expense decreased to $0.1 million in the three months ended March 31, 1998 from $0.2 million in the three months ended March 31, 1997, primarily as a result of a decrease in amounts funded by Sirrom Environmental Funding, LLC, through whom ICHOR Services, Inc. ("Ichor Services"), a wholly-owned subsidiary of the Corporation, had funded amounts billed and outstanding under certain Florida State rehabilitation programs. The Corporation reported other income of $2,000 in the three months ended March 31, 1997.

Effective March 31, 1998, the Corporation sold Ichor Services. The Corporation recognized a gain of $0.4 million on the sale as a result of the disposal of net liabilities of Ichor Services. In the three months ended March 31, 1998, the Corporation commenced providing certain environmental consulting services.

Income from continuing operations was $0.2 million or $0.04 per share in the three months ended March 31, 1998, compared to a loss from continuing operations of $0.4 million or $0.07 per share in the three months ended March 31, 1997. The Corporation reported a loss from discontinued operations of $0.1 million or $0.03 per share for the three months ended March 31, 1997.

Net income was $0.2 million or $0.04 per share for the three months ended March 31, 1998, compared to a net loss of $0.5 million or $0.10 per share for the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Corporation had cash and cash equivalents of $1.6 million, a net increase of $1.5 million from $0.1 million at December 31, 1997. The Corporation maintains one line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at March 31, 1998.

Net cash used in continuing operating activities was $0.7 million in the three months ended March 31, 1998, compared to $0.3 million for the three months ended March 31, 1997. Operating activities used cash primarily as a result of the sale of Ichor Services and an increase in accounts receivable. A decrease in cash held in escrow provided cash of $0.1 million in the three months ended March 31, 1998.

Financing activities provided cash of $2.2 million in the three months ended March 31, 1998. In the first quarter of 1998, the Corporation completed the issuance of an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 of the Corporation in consideration of debt forgiveness of $2.2 million and cash of $2.5 million.

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

                        PART II.   OTHER INFORMATION
                                   -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number                       Description
    ------                       -----------

      27     Article 5 - Financial Data Schedule for the 1st Quarter 1998
                         Form 10-Q.

(b) Reports on Form 8-K

    The Corporation filed the following reports with respect to the indicated items during the three months ended March 31, 1998:

    Form 8-K Dated January 7, 1998:
      Item 2.  Acquisition or Disposition of Assets.
      Item 7.  Financial Statements and Exhibits.

    Form 8-K Dated March 12, 1998:
      Item 5.  Other Events.
      Item 7.  Financial Statements and Exhibits.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 14, 1998
                                       ICHOR CORPORATION


                                       By:  /s/ Michael J. Smith
                                           ----------------------------------
                                           Michael J. Smith, President, Chief
                                           Financial Officer and Treasurer

                               EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------

  27     Article 5 - Financial Data Schedule for the 1st Quarter 1998 Form 10-Q.