Form 10-K/A
period 1997-12-31
ICHOR CORP
filed 1998-05-27
CIK 927761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

                  TRANSACTION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,405,725 as of March 24, 1998, computed on the basis of the average of the bid and ask prices on such date.

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

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10/K filed March 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding each nominee for election as a Director, each Director whose term of office will continue after the Company's Annual Meeting of Shareholders to be held on July 9, 1998, and each of the Company's executive officers.

                                                                                  Expiration of
Name                       Current Position with the Company           Age      Term as a Director
Michael J. Smith           President, Chief Financial Officer,
                            Treasurer and Director                     50             1998
Roy Zanatta                Secretary and Director                      33             1998
John Musacchio             Chief Operating Officer
                            and Director                               50             1999
Young-Soo Ko               Director                                    41             1999
Leonard Petersen           Director                                    44             2000
Jae-Sun Lee                Director                                    71             2000

     Michael J. Smith became a director of the Company during 1996 and President and Chief Financial Officer of the Company on January 10, 1997. Mr. Smith is the President, Chief Executive Officer and a director of MFC Bancorp Ltd. ("MFC"). He was Chief Financial Officer of Mercer International Inc. from May 1988 until 1996. Mr. Smith is Chief Executive Officer, Chief Financial Officer and a director of Logan International Corp. ("Logan") and of Drummond Financial Corporation ("Drummond").

     Roy Zanatta is currently an employee and director of MFC and has been associated with MFC in various capacities since 1993. Mr. Zanatta joined Drummond as Secretary in March 1995 and became a Vice-President in May 1995. During 1992 and 1993, he was employed as a management consultant by the British Columbia Hydro and Power Authority, a major electric utility. From 1991 to 1992, Mr. Zanatta was employed as a project manager with the Canadian Standards Association. Mr. Zanatta earned a B.Sc. Degree in 1987 from the University of British Columbia and an M.B.A. from McGill University in 1991.

     Leonard Petersen has been a director of the Company since 1996. Since 1990, he has served as a director and a senior officer of Pemcorp Management, Inc. He was a chartered accountant with Davidson & Company from 1987 to 1990. Mr. Petersen is a director of Logan.

     John Musacchio was President of the Company from July 1994 until January 10, 1997. Mr. Musacchio served as Vice President - Technical Services of PDG Environmental, Inc. ("PDGE") from November 1992 until July 1994. In this position he was responsible for PDGE's remediation business. From 1984 until November 1992, Mr. Musacchio was a partner at Paul C. Rizzo Associates, Inc., an environmental consulting firm. During that period he served as Director, Senior Vice President and Chief Operating Officer of that corporation.

     Young-Soo Ko became a director of the Company in February 1998. Since 1991, he has been the Managing Director of Sung Sim Services Ltd., and from 1984 until 1991 he was the Manager of Kolon Trading Co., Ltd. of Seoul, Korea, and Hong Kong. Mr. Ko earned a B.A. Degree in International Commerce in 1984 from Dankook University in Seoul.

     Jae-Sun Lee became a director of the Company in February 1998. Since 1990, he has been the Chairman of EE-Chin Industrial Co. Ltd., Seoul, Korea. He earned a Masters Degree in Economics in 1962 from Sung Kyun-Kwan Graduate School in Korea and he graduated in 1960 from the National Defense College in Korea.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

     Based solely on the review of the copies of such reports received by the Company, the Company believes that, with respect to its fiscal year ended December 31, 1997, all of its executive officers, directors and 10% shareholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the last three fiscal years information on the annual compensation for the Company's chief executive officer ( the "CEO") and the Company's only executive officer other than the CEO that received aggregate annual remuneration from the Company in excess of $100,000 during the fiscal year ended December 31, 1997 (collectively, with the CEO, the "Named Executive Officers").

                                            Summary Compensation Table

                                                                                             Long Term
                                                 Annual Compensation                       Compensation
                              ---------------------------------------------------------    ------------
                                                                                            Securities
                                                                          Other             Underlying
       Name and Principal                                                 Annual             Options/            All Other
            Position            Year       Salary($)     Bonus($)    Compensation($)          SARs(#)         Compensation($)
            --------            ----       ---------     --------    ---------------          -------         ---------------
     Michael J. Smith,        1997            0            0                0                    0                   0
     President and Chief      1996(1)         0            0                0                 10,000                 0
     Financial Officer        1996(2)         0            0                0                    0                   0

     John M. Musacchio,       1997         170,250         0                0                 120,000                0
     Chief Operating          1996(1)      114,960         0                0                    0                   0
     Officer(3)               1996(2)      115,842         0                0                 100,000                0
-----------------------

(1)      Represents the eleven-month period from February 1 through December 31,
         1996. Effective February 1, 1996, the Company changed its fiscal year to a calendar year. Prior to that, the Company's fiscal year ended
         January 31.

(2) Represents the twelve-month period from February 1, 1995 through January 31, 1996. See Note 1 above.

(3) Effective January 10, 1997, Mr. Musacchio ceased to be President of the Company and became Chief Operating Officer.

Stock Options

     The following table sets forth information concerning the award of stock options to the Named Executive Officers during fiscal 1997:

                                       Option/SAR Grants in Last Fiscal Year

                               Number of         % of Total                                     Potential Realizable Value
                               Securities       Options/SARs                                    at Assumed Annual Rates of
                               Underlying        Granted to      Exercise or                       Stock Price Appreciation
                              Options/SARs      Employees in      Based Price    Expiration            for Option Term
Name                          Granted (#)        Fiscal Year      ($/Sh)           Date               5% ($)     10% ($)
John M. Musacchio               120,000             82.8%            2.00        11/5/2007           150,934    382,498


     The options granted to Mr. Musacchio in 1997 were granted pursuant to the Company's 1994 Amended Stock Option Plan (the "1994 Plan"). Half of those options becomes exercisable on May 5, 1999, and the remaining half becomes exercisable on May 5, 2000.

Option Exercises; Outstanding Options

     The table below provides information on exercises of options during 1997 by the Named Executive Officers and information with respect to unexercised options held by the Named Executive Officers at December 31, 1997.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

                                                                       Number of Securities   Value of Unexercised
                                                                            Underlying            In-The-Money
                                                                            Unexercised          Options/SARs at
                                Common Shares                            Options/SARs at      Fiscal Year-End ($)
                                Acquired on                            Fiscal Year-End (#)       Exercisable/
           Name                 Exercise (#)      Value Realized ($)      Exercisable/           Unexercisable
                                                                           Unexercisable
Michael J. Smith                     0                     0                 10,000/0                1,325/0
John M. Musacchio                    0                     0              120,000/120,000              0/0


Employment Agreement

     Under the terms of an employment agreement dated November 30, 1995, as amended February 1, 1997, Mr. Musacchio's annual salary is $165,000 or such greater amount as may be set from time to time by the President or the Board of Directors. Mr. Musacchio's 1997 salary was $170,250. While he is employed by the Company, Mr. Musacchio is entitled to participate in all Company employee benefit plans generally available to the Company's executives and to participate equitably in bonuses and/or additional incentive compensation as determined in the discretion of the Compensation Committee of the Board of Directors. Mr. Musacchio is employed "at will" by the Company and may be terminated at any time without cause. If the Company terminates him without cause, Mr. Musacchio shall be entitled to a severance benefit equivalent to one year's salary (the "Severance Benefit"). Mr. Musacchio may terminate his employment agreement on six months' written notice to the Company. Subject to certain exceptions, Mr. Musacchio may not, during the term of his employment agreement, for two years after he retires or at any time when he is receiving his annual salary or the Severance Benefit, engage in any business that is substantially competitive with any business then actively conducted by the Company or any of its subsidiaries.

Compensation of Directors

     Employee directors are not compensated in their role as directors. The outside directors of the Company receive $500 for each meeting they attend plus reimbursement for their actual expenses incurred in attending such meetings. In addition, the Company has established the 1994 Plan which provides for grants of options to employee and non-employee directors.

     Pursuant to the 1994 Plan, each non-employee director ordinarily is automatically granted an option to purchase 10,000 shares upon becoming a director. Each director who has served for at least 12 months ordinarily will automatically be granted an additional option to purchase 1,250 shares on the fifth business day following the Company's Annual Meeting of Shareholders. Options granted to non-employee directors are exercisable immediately upon grant and for a period of ten years thereafter. No non-employee director may be awarded more than 15,000 options.

     Options granted to non-employee directors have a per share exercise price equal to at least the fair market value of a share of the Company's Common Shares at the time the option is granted. Options granted to non-employee directors terminate ten years from grant, unless the termination is due to the director's death, in which event the exercise period is one year following death, but not beyond the original FFmaximum term of the option. During the fiscal year ended December 31, 1997, no options were granted to non-employee directors.

     The   following   Report  of  the   Compensation   Committee  on  Executive
Compensation and the Peformance Graph included in this Amendment No. 1 to the Company's Report on Form 10-K for the year ended December 31, 1998, shall not be deemed to be incorporated by reference by any general statement incorporating for reference the Company's Form 10-K, as amended, into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.

Report of the Compensation Committee on Executive Compensation

     The Company's approach to executive compensation is designed to enable it to recruit, retain and motivate executives to achieve the Company's performance objectives and to increase shareholder value. The Company currently determines executive compensation using a number of different criteria. Each executive officer's individual performance and area of responsibility is evaluated on an annual basis in relation to base salary, comparative compensation surveys which include benefits and the Company's long-term incentive compensation plans.

     Performance management reviews are conducted periodically for all employees of the Company and executive officers. Individual goals are established at that time, incorporating the overall strategic plans and objectives of the Company. The performance review focuses on an executive officer's specific area of responsibility, accomplishments and contributions as they relate to both personal performance and the Company's overall performance.

     The basic benefits offered to executive officers, which include participation in the Company's 401(k) Plan, group health insurance, group term life insurance and disability insurance, are the same as those provided to other employees of the Corporation. Additionally, certain executive officers are provided with automobile allowances and club memberships which are used for both business and personal purposes.

     Executive officers of the Company are eligible to participate in the Company's 1994 Plan and the Company's 1995 Qualified Incentive Stock Option Plan (the "1995 Plan"). The Compensation Committee approves periodic grants of options to executive officers under the 1994 Plan and the 1995 Plan as part of the performance review process.

     The 1997 compensation of the Company's President, Mr. Smith, was maintained at the level specified in his employment agreement. No bonus or stock options were awarded to Mr. Smith in 1997.

     This report was approved by the Compensation Committee.

                                   /s/ Roy Zanatta            /s/ Michael Smith

Performance Graph

     The information set forth in the table below and the graph on the following page compares the value of the Common Shares to the NASDAQ Market Index and an industry index representing peer issuers. Each of the total cumulative total returns presented assumes a $100.00 investment on February 9, 1995, the date of the Company's initial public offering, and reinvestment of dividends. The industry index of peer issuers is comprised of the following securities: EA Engineering Science & Technology; EMCON; Fluor Daniel GTI Inc. (formerly Groundwater Technology, Inc.); GZA Geoenvironmental Technologies, Inc.; International Technology Corp.;New Horizons Worldwide (formerly Handex Corp.); OHM Corp; Sevenson Environmental; and Roy F. Weston Inc. (Class A). Omega Environmental, Inc., which previously was included in the group of peer issuers, was omitted from this year's group, because it was delisted from the Nasdaq Stock Market in September 1997.

                                                                        Fiscal Year Ended December 31
Company or Index                     February 9, 1995      --------------------------------------------------------
----------------                     ----------------              1995                  1996                  1997
                                                                   ----                  ----                  ----
ICHOR Corporation                           100.00                13.89                 37.50                 33.33
Peer Group Index                            100.00                95.04                 93.38                 97.77
Nasdaq Market Index                         100.00                128.69                159.91                195.61


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares as of May 8, 1998, by: (i) all persons known by the Company to own more than five percent of the outstanding Common Shares; (ii) each of the Company's executive officers and directors that beneficially owns any Common Shares; and (iii) all executive officers and directors as a group. The following is based solely on statements filed with the Securities and Exchange Commission or other information the Company believes to be reliable.

Name and Address of                                    Amount and Nature of
Beneficial Owner                                      Beneficial Ownership(1)                   Percent of Class
MFC Bancorp Ltd.                                              6,951,802(2)                            88.1%
6 Rue Charles-Bonnet
1206 Geneva, Switzerland

Michael J. Smith                                                 10,000(3)                              *
6 Rue Charles-Bonnet
1206 Geneva, Switzerland

Roy Zanatta                                                      10,000(3)                              *
2 Stratford Place
London, England
United Kingdom, W1N 9AE

John M. Musacchio                                               120,050(4)                            2.4%
507 Lakewood Drive
Monroeville,PA  15146

Leonard Petersen                                                 10,000(3)                              *
Suite 1270, Granville Street
Vancouver, B.C.
Canada V7Y 1G6

All executive officers and directors                            150,050(5)                            3.1%
as a group (6 persons)

-----------------
*        Less than 1%.

(1) To the extent set forth in the footnotes below, includes Common Shares issuable in exchange for the Company's 5% Cumulative Redeemable
         Convertible Preferred Shares, Series 1 ("Preferred Shares"). The conversion price is 90% of the 20-day average closing trading price of the Common Shares on the stock exchange or quotation system through which the largest number of Common Shares traded during the period immediately preceding the date that notice of conversion is delivered to the Company. For the purposes of this table, the conversion price and amount of Common Shares underlying the Preferred Shares has been calculated as of May 8, 1998, based on a conversion price of $1.35 per Common Share.

(2)       Represents  3,970,320  outstanding  Common  Shares  and the  2,981,482
          Common  Shares into which the 402,500  Preferred  Shares  beneficially owned by MFC Bancorp Ltd. ("MFC") were convertible at May 8, 1998. MFC shares  voting and  dispositive  power over  these  Common  Shares and
          Preferred Shares with Logan  International Corp.  ("Logan"),  Drummond
          Financial  Corporation  ("Drummond"),  Sutton Park  International Ltd.
          ("Sutton Park") and Constable  Investments  Ltd.  ("Constable") as set
          forth below. MFC beneficially  owns 71.1% of the voting  securities of
          Logan,  including  60,000 shares of Logan's Series B Preferred  Shares over which MFC shares voting and  dispositive  control with  Drummond.
          MFC beneficially  owns 47.9% of the outstanding  voting  securities of
          Drummond, comprised of Common Shares of Drummond over which MFC shares
          voting  and  dispositive  power  with  its  wholly-owned   subsidiary,
          Ballinger  Corporation,  and all of  Drummond's  Series  1,  Preferred
          Stock. Sutton Park and Constable are wholly-owned  operating companies of MFC.

          Logan owns 2,500,000 Common Shares and 142,500 Preferred Shares,  over which it shares voting and dispositive power with MFC. At May 8, 1998, the 142,500  Preferred  Shares were  convertible into 1,055,556 Common
          Shares.  Drummond owns  1,470,320  Common  Shares over which  Drummond shares voting and dispositive power with MFC. Sutton Park owns 175,000
          Preferred  Shares over which it shares  voting and  dispositive  power
          with  MFC.  At  May  8,  1998,  the  175,000   Preferred  Shares  were
          convertible  into  1,296,296  Common  Shares.  Constable  owns  85,000
          Preferred  Shares over which it shares  voting and  dispositive  power with MFC. At May 8, 1998, the 85,000 Preferred Shares were convertible into 629,630 Common Shares.

(3)      Represents Common Shares underlying options exercisable within 60 days.

(4)      Includes 120,000 Common Shares underlying options exercisable within
         60 days.

(5)      Includes 150,000 Common Shares underlying options exercisable within
         60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

     In February 1998, Conqueror Holdings Ltd. ("Conqueror") completed the acquisition of 30,000 Preferred Shares for $300,000. Mr. Smith is President and a director of Conqueror.

     On March 6, 1998, Logan completed the acquisition of 142,500 Preferred Shares in consideration of debt forgiveness in the amounts of $600,000 and $825,000 effective, respectively, September 30 and December 31, 1997. The indebtedness had been represented by the Company's 8% note due December 1999, payable monthly to Logan and collateralized by certain assets of the Company's subsidiaries. Logan waived interest of $114,000 due for 1997. Logan shares voting and dispositive power with MFC over 59.6% of the Company's Common Shares as of May 8, 1998, including 1,055,556 Common Shares issuable upon conversion of the 142,500 Preferred Shares calculated as of May 8, 1998, based upon a conversion price of $1.35 per Common Share. Michael J. Smith, President, Chief Financial Officer, Treasurer and a director of the Company, is President, Chief Financial Officer and a director of Logan and President, Chief Executive Officer and a director of MFC. Roy Zanatta, Secretary and a director of the Company is Secretary and a director of MFC.

     On March 6, 1998, the Company issued 175,000 Preferred Shares to Sutton Park in consideration of $1,000,000 cash and Sutton Park's release, effective December 31, 1997, of the Company's guarantee of a $750,000 loan to Ortek Inc. ("Ortek") due January 1, 1999. Interest on the loan accrued at 11% per annum and was secured by all of Ortek's personal property. Sutton Park is a wholly-owned operating subsidiary of MFC and shared voting and dispositive power with MFC over 20.9% of the Company's Common Shares as of May 8, 1998, including 1,296,296 Common Shares issuable upon conversion of the 175,000 Preferred Shares calculated as of May 8, 1998, based upon a conversion price of $1.35 per Common Share. Mr. Smith is a director of Sutton Park.

     On March 6, 1998, Constable completed the acquisition of 85,000 Preferred Shares for $850,000. Constable is a wholly-owned operating subsidiary of MFC and shared voting and dispositive power with MFC over 11.4% of the Company's Common Shares as of May 8, 1998, including 629,630 Common Shares issuable upon conversion of the 85,000 Preferred Shares calculated as of May 8, 1998, based upon a conversion price of $1.35 per Common Share. Mr. Smith is a director of Constable.

     Drummond established a $750,000 credit facility for the Company and its wholly-owned subsidiary, ICHOR Services, Inc., pursuant to a loan agreement effective January 15, 1997, as amended effective June 30, 1997. The demand loan is secured by all of the personal property of the Company and ICHOR Services Inc. and accrues interest at 10% per annum. After June 30, 1997, Drummond increased the credit facility on the same terms to $780,000. That amount was the principal balance outstanding at December 31, 1997 and the amount currently outstanding. Drummond shares voting and dispositive power with MFC over 30.0% of the Company's Common Shares as of May 8, 1998. Mr. Smith is President, Chief Executive Officer, Chief Financial Officer and a director of Drummond. Mr. Zanatta is Vice President and a director of Drummond.

     At December 31, 1997, the Company had an intercompany receivable from Logan in the amount of $270,000. See "Indebtedness of Management."

Indebtedness of Management

     At December 31, 1997, the Company had an intercompany receivable from Logan in the amount of $270,000, which is not yet paid. The receivable represents an amount that Logan collected on the Company's behalf in connection with the Company's sale of a subsidiary in 1997 to an unrelated third party.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)      Index to Financial Statements

     Independent   Auditors'   Report*  Report  of   Independent   Auditors*
     Consolidated Balance Sheets* Consolidated Statements of Operations*
     Consolidated   Statements   of   Changes   in   Shareholders'   Equity*
     Consolidated Statements of Cash Flows* Notes to Financial Statements*

*Incorporated by reference to the Registrant's Form 10-K dated March 31, 1998.

     (2)      Financial Statement Schedules

     Independent Auditors' Report*
     Schedule II - Valuation and Qualifying Amounts*

     All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

*Incorporated by reference to the Registrant's Form 10-K dated March 31, 1998.

     (3)      List of Exhibits
             2.1      Agreement  and Plan of Merger  dated  October  1, 1996
                      between ICHOR  Corporation and PDG  Remediation,  Inc.
                      Incorporated   by  reference   to  the   Corporation's
                      Schedule 14C dated September 17, 1996.

             3.1      Articles of Incorporation(1)

             3.2      Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated March 12, 1998.

             3.3      Bylaws.(1)

             10.1     Amended 1994 Stock Option Plan.(2)

             10.2     1995 Qualified Incentive Stock Option Plan.(2)

             10.3     Amended and Restated Employment Agreement for John M. Musacchio dated February 1,
                      1997.(3)

             10.4     Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc.
                      and the Corporation.(1)

             10.5     Purchase Agreement dated December 13, 1996 between the Corporation and Logan
                      International Corp.(4)

             10.6     Order of Court of the Honorable Jack B. Schmeitterer of the United States Bankruptcy
                      Court of the Northern District of Illinois, Eastern Division approving the sale of assets of Enviropur Waste Refining and Technology, Inc. to Ortek Inc. (formerly
                      BC Ventures Limited).(4)

             10.7     Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.(5)

             10.8     Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the
                      Corporation and ICHOR Services, Inc.(5)

             10.9     Amendment to Loan Agreement dated June 30, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(3)

             10.10    Stock Purchase Agreement between the Corporation and Evergreen Holding, Inc. dated
                      December 23, 1997.  Incorporated by reference to the Corporation's Form 8-K dated
                      January 7, 1998.

             10.11    Debt Settlement Agreement between Logan International Corp. and the Corporation dated
                      September 30, 1997.(6)

             10.12    Debt Settlement Agreement between Logan International Corp. and the Corporation dated
                      February 20, 1998.(6)

             10.13    Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated February 20, 1998.(6)

             10.14    Subscription Agreement between Constable Investments Ltd. and the Corporation dated
                      February 26, 1998.(6)

             10.15    Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated
                      February 26, 1998.(3)

             10.16    Subscription Agreement between Sutton Park International Ltd. and the Corporation dated
                      February 26, 1998.(6)

             10.17    Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the
                      Corporation dated February 26, 1998.(3)

             21       List of subsidiaries of the Registrant.(3)

             23       Consent of Independent Auditors.(3)

             27       Article 5 - Financial Data Schedule for the year ended December 31, 1997.(1)

         -----------------------------

         (1)Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
         (2)Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
         (3)Incorporated by reference to the Corporation's Form 10-K dated March 31, 1998.
         (4)Incorporated by reference to the Corporation's Form 8-K dated December 17, 1996.
         (5)Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.
         (6)Incorporated by reference to a Schedule 13D\A dated March 13, 1998.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 71, 1998                    ICHOR CORPORATION




                                    By: /s/ Michael J. Smith
                                        Michael J. Smith,  President,
                                         Chief Financial  Officer and
                                         Treasurer

                                                 ICHOR CORPORATION

                                                   EXHIBIT INDEX

     Exhibit No. Description

         2.1      Agreement  and Plan of Merger  dated  October 1, 1996  between
                  ICHOR Corporation and PDG Remediation, Inc. Incorporated by reference to the Corporation's Schedule 14C dated September
                  17, 1996.

         3.1      Articles of Incorporation(1)

         3.2      Certificate of Designations.  Incorporated by reference to the Corporation's Form 8-K dated
                  March 12, 1998.

         3.3      Bylaws.(1)

         10.1     Amended 1994 Stock Option Plan.(2)

         10.2     1995 Qualified Incentive Stock Option Plan.(2)

         10.3     Amended and Restated Employment Agreement for John M. Musacchio dated February 1, 1997.(3)

         10.4     Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc. and the
                  Corporation.(1)

         10.5     Purchase Agreement dated December 13, 1996 between the Corporation and Logan International
                  Corp.(4)

         10.6     Order of Court of the Honorable Jack B. Schmeitterer of the United States Bankruptcy Court of
                  the Northern District of Illinois, Eastern Division approving the sale of assets of Enviropur
                  Waste Refining and Technology, Inc. to Ortek Inc. (formerly BC Ventures Limited).(4)

         10.7     Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.(5)

         10.8     Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and
                  ICHOR Services, Inc.(5)

         10.9     Amendment to Loan Agreement dated June 30, 1997 among Drummond Financial Corporation, the
                  Corporation and ICHOR Services, Inc.(3)

         10.10    Stock Purchase Agreement between the Corporation and Evergreen Holding, Inc. dated December 23,
                  1997.  Incorporated by reference to the Corporation's Form 8-K dated January 7, 1998.

         10.11    Debt Settlement Agreement between Logan International Corp. and the Corporation dated
                  September 30, 1997.(6)

         10.12    Debt Settlement Agreement between Logan International Corp. and the Corporation dated
                  February 20, 1998.(6)

         10.13    Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated
                  February 20, 1998.(6)

         10.14    Subscription Agreement between Constable Investments Ltd. and the Corporation dated
                  February 26, 1998.(6)

         10.15    Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated February 26,
                  1998.(3)

         10.16    Subscription Agreement between Sutton Park International Ltd. and the Corporation dated
                  February 26, 1998.(6)

         10.17    Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the Corporation
                  dated February 26, 1998.(3)

         21       List of subsidiaries of the Registrant.(3)

         23       Consent of Independent Auditors.(3)

         27       Article 5 - Financial Data Schedule for the year ended December 31, 1997.(1)

         -----------------------------

         (1)Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
         (2)Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
         (3)Incorporated by reference to the Corporation's Form 10-K dated March 31, 1998.
         (4)Incorporated by reference to the Corporation's Form 8-K dated December 17, 1996.
         (5)Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.
         (6)Incorporated by reference to a Schedule 13D\A dated March 13, 1998.