Form 10-Q
period 1998-06-30
ICHOR CORP
filed 1998-08-14
CIK 927761

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

                 For the quarterly period ended June 30, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                     Commission File Number:  000-25132

                              ICHOR CORPORATION
           (Exact name of Registrant as specified in its charter)

              Delaware                                 25-1741849
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

 Suite 1250, 400 Burrard Street, Vancouver,
          British Columbia, Canada                       V6C 3A6
 (Address of principal executive offices)             (Postal Code)

                              (604) 683-5767
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                            Outstanding at August 7, 1998
             -----                            -----------------------------
      Common Stock, $0.01                               4,907,520
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


                      PART I. FINANCIAL INFORMATION
                              ---------------------

ITEM 1. FINANCIAL STATEMENTS



                              ICHOR CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                 (Unaudited)

                              ICHOR CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                           (dollars in thousands)

                                           June 30, 1998     December 31, 1997
                                           -------------     -----------------
                                   ASSETS

Current Assets
  Cash and cash equivalents                $          62       $         127
  Cash held in escrow                                  -                 617
  Accounts receivable, net                           980                 332
  Notes receivable                                 2,080                 680
  Advance to an affiliate                            270                 270
                                           -------------       -------------
      Total current assets                         3,392               2,026

Other Assets                                           2                   2
                                           -------------       -------------
                                           $       3,394       $       2,028
                                           =============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable                         $           -       $          39
  Accrued interest and other liabilities             134                 363
  Advance from an affiliate                          780                 780
  Current portion
    of long-term liabilities                           -                 757
                                           -------------       -------------
      Total liabilities                              914               1,939

Shareholders' Equity
  Common stock                                        50                  50
  Preferred stock                                     27                   2
  Additional paid-in capital                      10,121               7,916
  Retained deficit                                (7,647)             (7,808)
                                           -------------       -------------
                                                   2,551                 160

  Less cost of shares of common stock
    held in treasury                                 (71)                (71)
                                           -------------       -------------
      Total equity                                 2,480                  89
                                           -------------       -------------
                                           $       3,394       $       2,028
                                           =============       =============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                          For the Six         For the Six
                                          Months Ended        Months Ended
                                          June 30, 1998       June 30, 1997
                                          --------------      --------------
                                                                (Restated)
Selling, general and administrative
  expenses                                $          294      $          182
                                          --------------      --------------

Loss from operations                                (294)               (182)

Other income (expense):
  Interest expense                                  (100)               (380)
  Interest income                                     28                   2
  Bad debt recovery                                  100                   -
  Fee income                                          84                   -
                                          --------------      --------------
                                                    (182)               (560)

Gain on disposal of a subsidiary                     437                   -
                                          --------------      --------------

Income (loss) from continuing
  operations                                         255                (560)

Discontinued operations:
  Loss from discontinued operations                    -                (463)
  Gain on disposal                                     -                  59
                                          --------------      --------------

Loss from discontinued operations                      -                (404)
                                          --------------      --------------

Net income (loss)                         $          255      $         (964)
                                          ==============      ==============

Basic and diluted earnings (loss)
  per share:
  Income (loss) from continuing
    operations                            $         0.03      $        (0.11)
  Loss from discontinued operations                    -               (0.08)
                                          --------------      --------------
                                          $         0.03      $        (0.19)
                                          ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                          For the Three       For the Three
                                          Months Ended        Months Ended
                                          June 30, 1998       June 30, 1997
                                          --------------      --------------
                                                                (Restated)
Selling, general and administrative
  expenses                                $          186      $            4
                                          --------------      --------------

Loss from operations                                (186)                 (4)

Other income (expense):
  Interest expense                                     -                (200)
  Interest income                                     28                   -
  Bad debt recovery                                  100                   -
  Fee income                                          84                   -
                                          --------------      --------------
                                                      26                (204)
                                          --------------      --------------

Income (loss) from continuing
  operations                                          26                (204)

Discontinued operations:
  Loss from discontinued operations                    -                (328)
  Gain on disposal                                     -                  59
                                          --------------      --------------

Loss from discontinued operations                      -                (269)
                                          --------------      --------------

Net income (loss)                         $           26      $         (473)
                                          ==============      ==============

Basic and diluted loss per share:
  Loss from continuing operations         $        (0.01)     $        (0.04)
  Loss from discontinued operations                    -               (0.05)
                                          --------------      --------------
                                          $        (0.01)     $        (0.09)
                                          ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (dollars in thousands)

                                          For the Six         For the Six
                                          Months Ended        Months Ended
                                          June 30, 1998       June 30, 1997
                                          --------------      --------------
                                                                (Restated)
Cash Flows from Operating Activities:
  Net income (loss) from continuing
    operations                            $          255      $         (560)
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities
    Gain on disposal of a subsidiary                (437)                  -
    Bad debt recovery                               (100)                  -

  Changes in current assets and
    liabilities, net of effect of a
    subsidiary disposed
    Cash held in escrow                              145                 325
    Accounts receivable                             (674)                (42)
    Accounts payable                                 (30)               (197)
    Payable to affiliate                               -                  90
    Other accrued liabilities                        (54)                 24
                                          --------------      --------------
      Net cash used in operating
      activities of continuing
      operations                                    (895)               (360)

Cash Flows from Investing Activities:
  Note receivable                                 (1,400)                  -
                                          --------------      --------------
      Net cash used in investing
      activities of continuing operations         (1,400)                  -

Cash Flows from Financing Activities:
  Proceeds from issuance of preferred
    shares, net                                    2,230                   -
                                          --------------      --------------
      Net cash provided by financing
      activities of continuing operations          2,230                   -
                                          --------------      --------------

Net cash used in continuing operations               (65)               (360)
Net cash provided by discontinued
  operations                                           -                   7
                                          --------------      --------------

Decrease in cash and cash equivalents                (65)               (353)
Cash and cash equivalents, beginning
  of period                                          127                 524
                                          --------------      --------------
Cash and cash equivalents, end of period  $           62      $          171
                                          ==============      ==============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                 Notes to Consolidated Financial Statements
                               June 30, 1998
                                (Unaudited)

Note 1. Basis of Presentation
-----------------------------

The accompanying financial statements of ICHOR Corporation (the
"Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

The Corporation sold its environmental remediation services operations in April 1997 and its waste oil recycling facility in December 1997. In addition, the Corporation sold its wholly-owned subsidiary, ICHOR Services, Inc., effective March 31, 1998. These operations have been accounted for as discontinued operations for the six months and three months ended June 30, 1998, respectively. The Corporation's comparative financial statements for the six months and three months ended June 30, 1998, respectively, have been restated to conform to this method of presentation.

All adjustments made during the six months and three months ended June 30, 1998, respectively, were of a normal, recurring nature. The amounts presented for the six months and three months ended June 30, 1998, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.


Note 2. Earnings (Loss) Per Share
---------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the six months and three months ended June 30, 1998 and 1997, respectively. The weighted average number of shares outstanding was 4,907,520 and 4,917,716 for the six months ended June 30, 1998 and 1997, respectively, and 4,907,520 and 4,912,933 for the three months ended June 30, 1998 and 1997, respectively.

Diluted earnings per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. Stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the six months and three months ended June 30 1997, respectively, since the exercise of such options and warrants would be anti-dilutive.


Note 3. Commitments and Contingencies
-------------------------------------

The Corporation has agreed to pay $259,500 in settlement of a class action law suit alleging that the Corporation, its former parent, certain of its officers and directors, and the underwriters of its initial public offering violated certain federal securities laws. The action was initiated by the persons and entities purchasing the Corporation's common stock from February
9, 1995 through May 23, 1995. The settlement is subject to the execution of the settlement documents and court approval. See "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 for further details with respect to the action.

                       PART I. FINANCIAL INFORMATION
                               ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the six months and three months ended June 30, 1998, respectively, should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 1998
------------------------------------------------------

Selling, general and administrative expenses for the six months ended June 30, 1998 increased to $0.3 million from $0.2 million in the comparative period of 1997, primarily as a result of an increase in legal and consulting fees. Interest expense decreased to $0.1 million in the six months ended June 30, 1998 from $0.4 million in the six months ended June 30, 1997, primarily as a result of the sale of the Corporation's subsidiary, Ichor Services, Inc. ("Ichor Services"), in the first quarter of 1998, which had financed certain receivables for work performed under certain Florida State rehabilitation programs. In the six months ended June 30, 1998, the Corporation reported income of $0.1 million from consulting fees collected for providing certain environmental consulting services and income of $0.1 million from the recovery of bad debts.

Effective March 31, 1998, the Corporation sold Ichor Services and recognized a gain of $0.4 million on the sale as a result of the disposal of net liabilities of Ichor Services.

Income from continuing operations was $0.3 million or $0.03 per share in the six months ended June 30, 1998, compared to a loss from continuing operations of $0.6 million or $0.11 per share in the six months ended June 30, 1997.

Net income was $0.3 million or $0.03 per share for the six months ended June 30, 1998, compared to a net loss of $1.0 million or $0.19 per share for the six months ended June 30, 1997.

Results of Operations - Three Months Ended June 30, 1998
--------------------------------------------------------

Selling, general and administrative expenses for the three months ended June 30, 1998 increased to $0.2 million from $4,000 in the comparative period of 1997, primarily as a result of an increase in legal and consulting fees. Interest expense was nil in the three months ended June 30, 1998, compared to $0.2 million in the three months ended June 30, 1997, primarily as a result of the sale of Ichor Services in the first quarter of 1998. In the three months ended June 30, 1998, the Corporation reported income of $0.1 million from consulting fees collected for providing certain environmental consulting services and income of $0.1 million from the recovery of bad debts.

Income from continuing operations was $26,000, or a loss of $0.01 per share after the accrual of dividends on the Corporation's preferred shares, in the three months ended June 30, 1998, compared to a loss from continuing operations of $0.2 million or $0.04 per share in the three months ended June 30, 1997.

Net income was $26,000, or a net loss of $0.01 per share after the accrual of dividends on the Corporation's preferred shares, for the three months ended June 30, 1998, compared to a net loss of $0.5 million or $0.09 per share for the three months ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $62,000 at June 30, 1998, compared to $0.1 million at December 31, 1997. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at June 30, 1998.

Net cash used in continuing operating activities was $0.9 million in the six months ended June 30, 1998, compared to $0.4 million for the six months ended June 30, 1997. Operating activities in the six months ended June 30, 1998 used cash primarily as a result of an increase in accounts receivable. A decrease in cash held in escrow provided cash of $0.1 million in the six months ended June 30, 1998, compared to $0.3 million in the period ended June 30, 1997.

Net cash used in investing activities was $1.4 million in the six months ended June 30, 1998, as a result of an increase in a note receivable.

Financing activities provided cash of $2.2 million in the six months ended June 30, 1998. In the first quarter of 1998, the Corporation completed the issuance of an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 of the Corporation in consideration of debt forgiveness of $2.2 million and cash of $2.5 million.

The Corporation believes that its assets and line of credit should enable the Corporation to meet its current ongoing requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and will seek such capital through debt and/or equity financing.

                       PART II. OTHER INFORMATION
                                -----------------

ITEM 1. LEGAL PROCEEDINGS

The Corporation has agreed to pay $259,500 in settlement of a class action law suit alleging that the Corporation, its former parent, certain of its officers and directors, and the underwriters of its initial public offering violated certain federal securities laws. The action was initiated by the persons and entities purchasing the Corporation's common stock from February 9, 1995 through May 23, 1995. The settlement is subject to the execution of the settlement documents and court approval. See "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 for further details with respect to the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 1998, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act") as transactions not involving a public offering under Section 4(2) of the Securities Act, the Corporation issued an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 (the "Preferred Shares") as follows: (i) 317,500 Preferred Shares were issued to creditors of the Corporation in satisfaction of indebtedness of $2.4 million and a release of a guarantee of $0.8 million; and (ii) 150,000 Preferred Shares were issued for proceeds of $1.5 million pursuant to an agency placement by MFC Merchant Bank S.A. (the "Agent") for which the Agent was paid a fee of $250,000 and reimbursed for certain expenses. The Preferred Shares may be converted into shares of common stock of the Corporation at a price equal to 90% of the 20-day average closing trading price of the common stock on The NASDAQ SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number                      Description
    -------                     -----------

      27      Article 5 - Financial Data Schedule for the 2nd Quarter 1998
                          Form 10-Q.

(b) Reports on Form 8-K
    -------------------

    None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 11, 1998
                                           ICHOR CORPORATION


                                       By:  /s/ Michael J. Smith
                                           ----------------------------
                                           Michael J. Smith, President,
                                           Chief Financial Officer and
                                           Treasurer

                               EXHIBIT INDEX

   Exhibit
   Number                       Description
   -------                      -----------

     27      Article 5 - Financial Data Schedule for the 2nd Quarter 1998
                         Form 10-Q.