Form 10-Q
period 1998-09-30
ICHOR CORP
filed 1998-11-16
CIK 927761

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

             Class                   Outstanding at November 11, 1998
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


                       PART I.   FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.    FINANCIAL STATEMENTS



                              ICHOR CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                 (Unaudited)

                              ICHOR CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)


                                      September 30, 1998     December 31, 1997
                                      ------------------     -----------------
                                    ASSETS

Current Assets
   Cash and cash equivalents             $           50        $          127
   Cash held in escrow                                -                   617
   Accounts receivable, net                         555                   332
   Notes receivable                               2,080                   680
   Advance to an affiliate                          548                   270
                                         --------------        --------------
       Total current assets                       3,233                 2,026

Other Assets                                         76                     2
                                         --------------        --------------
                                         $        3,309        $        2,028
                                         ==============        ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                      $            -        $           39
   Accrued interest and other
     liabilities                                    420                   363
   Advance from an affiliate                        780                   780
   Debt                                               -                   757
                                         --------------        --------------
       Total current liabilities                  1,200                 1,939

Shareholders' Equity
   Common stock                                      50                    50
   Preferred stock                                   27                     2
   Additional paid-in capital                    10,121                 7,916
   Retained deficit                              (8,018)               (7,808)
                                         --------------        --------------
                                                  2,180                   160

   Less cost of shares of common stock
     held in treasury                               (71)                  (71)
                                         --------------        --------------
       Total equity                               2,109                    89
                                         --------------        --------------
                                         $        3,309        $        2,028
                                         ==============        ==============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                      For the Nine          For the Nine
                                      Months Ended          Months Ended
                                      September 30, 1998    September 30, 1997
                                      ------------------    ------------------
                                                                (Restated)
Revenues
   Fee income                           $           132       $             -
   Interest income                                   60                     7
   Gain on disposal of a subsidiary                 437                     -
                                        ---------------       ---------------
                                                    629                     7
                                        ---------------       ---------------
Costs and expenses
   General and administrative expenses              418                   289
   Interest expense                                 101                   581
   Litigation settlement                            260                     -
   Bad debt recovery                               (100)                    -
                                        ---------------       ---------------
                                                    679                   870
                                        ---------------       ---------------
Loss from continuing operations
   before income tax                                (50)                 (863)
Income Tax                                          (12)                    -
                                        ---------------       ---------------
Loss from continuing operations
   after income tax                                 (62)                 (863)

Discontinued operations
   Loss from discontinued operations                  -                  (717)
   Gain on disposal                                   -                    59
                                        ---------------       ---------------
Loss from discontinued operations                     -                  (658)
                                        ---------------       ---------------
Net loss                                $           (62)      $        (1,521)
                                        ===============       ===============
Loss per share
   Loss from continuing operations      $         (0.04)      $         (0.18)
   Loss from discontinued operations                  -                 (0.13)
                                        ---------------       ---------------
                                        $         (0.04)      $         (0.31)
                                        ===============       ===============

  The accompanying notes are an integral part of these financial statements.

                              ICHOR CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                      For the Three         For the Three
                                      Months Ended          Months Ended
                                      September 30, 1998    September 30, 1997
                                      ------------------    ------------------
                                                                (Restated)
Revenues
   Fee income                           $            48       $             -
   Interest income                                   32                     5
                                        ---------------       ---------------
                                                     80                     5
                                        ---------------       ---------------
Costs and expenses
   General and administrative expenses              124                   107
   Interest expense                                   1                   201
   Litigation settlement                            260                     -
                                        ---------------       ---------------
                                                    385                   308
                                        ---------------       ---------------
Loss from continuing operations before
   income tax                                      (305)                 (303)
Income tax                                          (12)                    -
                                        ---------------       ---------------
Loss from continuing operations after
   income tax                                      (317)                 (303)

Discontinued operations
   Loss from discontinued operations                  -                  (254)
                                        ---------------       ---------------
Loss from discontinued operations                     -                  (254)
                                        ---------------       ---------------
Net loss                                $          (317)      $          (557)
                                        ===============       ===============
Loss per share
   Loss from continuing operations      $         (0.08)      $         (0.07)
   Loss from discontinued operations                  -                 (0.05)
                                        ---------------       ---------------
                                        $         (0.08)      $         (0.12)
                                        ===============       ===============

  The accompanying notes are an integral part of these financial statements.

                            ICHOR CORPORATION
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                         (dollars in thousands)

                                          For the Nine          For the Nine
                                          Months Ended          Months Ended
                                          September 30, 1998    September 30, 1997
                                          ------------------    ------------------
                                                                     (Restated)
Cash Flows from Operating Activities:
   Net loss from continuing operations     $           (62)      $          (863)
   Adjustments to reconcile net
      loss to net cash used by
      operating activities
      Gain on disposal of a subsidiary                (437)                    -
      Bad debt recovery                               (100)                    -
      Depreciation                                       1                     -

   Changes in current assets and
      liabilities, net of effect of
      a subsidiary disposed
      Cash held in escrow                              145                   495
      Accounts receivable                             (248)                  (24)
      Accounts payable                                 (30)                 (139)
      Due from (to) affiliate                         (278)                   90
      Other accrued liabilities                        177                    16
                                           ---------------       ---------------
          Net cash used in operating
          activities of continuing
          operations                                  (832)                 (425)

Cash Flows from Investing Activities:
   Note receivable                                  (1,400)                    -
   Other                                               (75)                    -
                                           ---------------       ---------------
          Net cash used in investing
          activities of continuing
          operations                                (1,475)                    -

Cash Flows from Financing Activities:
   Proceeds from issuance of
      preferred shares, net                          2,230                     -
   Purchase of stock held in treasury                    -                   (19)
                                           ---------------       ---------------
         Net cash provided by (used in)
         financing activities of
         continuing operations                       2,230                   (19)
                                           ---------------       ---------------
Net cash used in continuing operations                 (77)                 (444)
Net cash used in discontinued operations                 -                   (17)
                                           ---------------       ---------------
Decrease in cash and cash equivalents                  (77)                 (461)
Cash and cash equivalents, beginning
   of period                                           127                   524
                                           ---------------       ---------------
Cash and cash equivalents, end of
   period                                  $            50       $            63
                                           ===============       ===============

  The accompanying notes are an integral part of these financial statements.

                                  ICHOR CORPORATION
                      Notes to Consolidated Financial Statements
                                  September 30, 1998
                                     (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of ICHOR Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

The Corporation sold its environmental remediation services operations in April 1997 and its waste oil recycling facility in December 1997. These operations have been accounted for as discontinued operations for the nine months and three months ended September 30, 1998, respectively. The Corporation's comparative financial statements for the nine months and three months ended September 30, 1998, respectively, have been restated to conform to this method of presentation. In addition, the Corporation sold its wholly-owned subsidiary, ICHOR Services, Inc., effective March 31, 1998.

All adjustments made during the nine months and three months ended September 30, 1998, respectively, were of a normal, recurring nature. The amounts presented for the nine months and three months ended September 30, 1998, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the nine months and three months ended September 30, 1998 and 1997, respectively. The weighted average number of shares outstanding was 4,907,520 and 4,914,369 for the nine months ended September 30, 1998 and 1997, respectively, and 4,907,520 and 4,907,783 for the three months ended September 30, 1998 and 1997, respectively.

Diluted earnings per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. Stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the nine months and three months ended September 30 1998 and 1997, respectively, since the exercise of such options and warrants would be anti-dilutive.

Note 3.  Commitments and Contingencies
--------------------------------------

The Corporation has accrued $259,500 in settlement of a class action law suit which alleged that the Corporation, its former parent, certain of its officers and directors, and the underwriters of its initial public offering violated certain federal securities laws. The action was initiated by the persons and entities purchasing the Corporation's common stock from February 9, 1995 through May 23, 1995. The settlement documents have been executed, preliminary court approval for the settlement has been obtained and the settlement amount was paid on October 14, 1998. However, the settlement is subject to final court approval. See "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 for further details with respect to the action.

                      PART I.   FINANCIAL INFORMATION
                                ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the nine months and three months ended September 30, 1998, respectively, should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended September 30, 1998
------------------------------------------------------------

Revenues for the nine months ended September 30, 1998 increased to $0.6 million, including $0.1 million from providing environmental consulting services, from $7,000 for the comparative period of 1997. Effective March 31, 1998, the Corporation sold Ichor Services, Inc. ("Services") and recognized a gain of $0.4 million on the sale as a result of the disposal of net liabilities of Services.

Costs and expenses decreased to $0.7 million in the nine months ended September 30, 1998 from $0.9 million in the nine months ended September 30, 1997. Interest expense decreased to $0.1 million in the nine months ended September 30, 1998 from $0.6 million in the nine months ended September 30, 1997, primarily as a result of the sale of the Corporation's subsidiary, Services, in the first quarter of 1998, which had financed certain receivables for work performed under certain Florida State rehabilitation programs. General and administrative expenses for the nine months ended September 30, 1998 increased to $0.4 million from $0.3 million in the comparative period of 1997, primarily as a result of an increase in professional fees. The Corporation recovered bad debts of $0.1 million in the nine months ended September 30, 1998.

In the nine months ended September 30, 1998, the Corporation accrued $0.3 million in settlement of a class action lawsuit. See "Part II. Other Information - Item 1. Legal Proceedings" herein for further details with respect to the action.

In the nine months ended September 30, 1998, the Corporation reported a loss from continuing operations of $62,000 or $0.04 per share, compared to $0.9 million or $0.18 per share in the nine months ended September 30, 1997. The Corporation reported a loss from discontinued operations of $0.7 million or $0.13 per share in the nine months ended September 30, 1997.

Results of Operations - Three Months Ended September 30, 1998
-------------------------------------------------------------

Revenues for the three months ended September 30, 1998 increased to $0.1 million from $5,000 for the comparative period of 1997. In the three months ended September 30, 1998, the Corporation had revenues of $48,000 from providing environmental consulting services. The Corporation reported interest income of $32,000 in the three months ended September 30, 1998, compared to $5,000 in the comparative period of 1997.

Costs and expenses increased to $0.4 million in the three months ended September 30, 1998 from $0.3 million in the three months ended September 30, 1997. Interest expense decreased to $1,000 in the three months ended September 30, 1998 from $0.2 million in the three months ended September 30, 1997, primarily as a result of the sale of Services in the first quarter of 1998. General and administrative expenses were $0.1 million for the three months ended September 30, 1998 and 1997, respectively.

In the three months ended September 30, 1998, the Corporation accrued $0.3 million in settlement of a class action lawsuit. See "Part II. Other Information - Item 1. Legal Proceedings" herein for further details with respect to the action.

In the three months ended September 30, 1998, the Corporation reported a loss from continuing operations of $0.3 million or $0.08 per share, compared to $0.3 million or $0.07 per share in the three months ended September 30, 1997. The Corporation reported a loss from discontinued operations of $0.3 million or $0.05 per share in the three months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $50,000 at September 30, 1998, compared to $0.1 million at December 31, 1997. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at September 30, 1998.

Net cash used in continuing operating activities was $0.8 million in the nine months ended September 30, 1998, compared to $0.4 million in the nine months ended September 30, 1997. Operating activities in the nine months ended September 30, 1998 used cash primarily as a result of an increase in amounts due from an affiliate and an increase in accounts receivable. A decrease in cash held in escrow provided cash of $0.1 million in the nine months ended September 30, 1998, compared to $0.5 million in the period ended September 30, 1997. The Corporation recognized a gain of $0.4 million on the sale of Services in the nine months ended September 30, 1998.

Net cash used in investing activities was $1.5 million in the nine months ended September 30, 1998, primarily as a result of an increase in a note receivable. On October 20, 1998, the Corporation acquired all of the issued and outstanding shares of Nazca Holdings Ltd. ("Nazca") which, through its subsidiary, is in the business of the exploration for and development of ground water resources in Chile. Nazca holds two exploration concessions in Chile and has applied for an additional six concessions, and is in the process of conducting exploration and development work on the granted concessions.
The consideration payable by the Corporation for the Nazca shares consists of:
(i) $200,000 per concession, upon receipt of certain regulatory approvals, by the delivery of shares of common stock of the Corporation having an attributed value of between $1.00 and $1.75 per share at the time such approvals are granted, and (ii) one share of common stock of the Corporation for each $1.00 of net after tax income earned by the Corporation from the concessions, up to a maximum of 1,500,000 shares. The obligation to issue shares is subject to the receipt of any required shareholder approvals. For further details regarding the transaction, see the Corporation's Form 8-K dated October 20, 1998.

Financing activities provided cash of $2.2 million in the nine months ended September 30, 1998. In the first quarter of 1998, the Corporation completed the issuance of an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 of the Corporation in consideration of debt forgiveness of $2.2 million and cash of $2.5 million.

The Corporation believes that its assets and line of credit should enable the Corporation to meet its current ongoing requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and will seek such capital through debt and/or equity financing.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. Based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems as it only utilizes commercially available software and personal computers, which are Year 2000 compliant. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has initiated communications with clients to ascertain their Year 2000 readiness and develop contingency plans as required, and management intends to address this issue with any prospective client. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

                        PART II.   OTHER INFORMATION
                                   -----------------

ITEM 1.  LEGAL PROCEEDINGS


The Corporation has accrued $259,500 in settlement of a class action law suit which alleged that the Corporation, its former parent, certain of its officers and directors, and the underwriters of its initial public offering violated certain federal securities laws. The action was initiated by the persons and entities purchasing the Corporation's common stock from February 9, 1995 through May 23, 1995. The settlement documents have been executed, preliminary court approval for the settlement has been obtained and the settlement amount was paid on October 14, 1998. However, the settlement is subject to final court approval. See "Item 3. Legal Proceedings" contained in the Corporation's annual report on Form 10-K for the year ended December 31, 1997 for further details with respect to the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on July 9, 1998. At the meeting, Michael Smith and Roy Zanatta were re-elected Class I directors of the Corporation for three year terms, as follows:

                                                         Broker Non-Votes
                         VOTES For    VOTES Withheld     and Abstentions
                         ---------    --------------     ----------------

   Michael Smith         3,393,455         6,800                 -
   Roy Zanatta           3,393,455         6,800                 -

Leonard Petersen, Young-Soo Ko, John Musacchio and Jae-Sun Lee continued their terms as directors of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                     Description
      -------                    -----------
        27        Article 5 - Financial Data Schedule for the 3rd
                              Quarter 1998 Form 10-Q.

(b)   Reports on Form 8-K

      The Corporation filed the following reports with respect to the indicated items in October 1998:

      Form 8-K dated October 20, 1998:
        Item 2.  Acquisition or Disposition of Assets
        Item 7.  Financial Statements and Exhibits

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 12, 1998

                                           ICHOR CORPORATION


                                      By:    /s/ Michael J. Smith
                                           ----------------------------------
                                           Michael J. Smith, President, Chief
                                           Financial Officer and Treasurer

                                EXHIBIT INDEX

     Exhibit
     Number                       Description
     -------                      -----------

      27              Article 5 - Financial Data Schedule for the 3rd Quarter
                                  1998 Form 10-Q.