Form 10-K405
period 1998-12-31
ICHOR CORP
filed 1999-03-29
CIK 927761

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

                  For the fiscal year ended December 31, 1998

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

     Suite 1250, 400 Burrard Street
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,785,095 as of March 23, 1999, computed on the basis of the average of the bid and ask prices on such date.

As of March 23, 1999, there were 4,907,520 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Proxy Statement to be filed within 120 days of the period ended December 31, 1998 are incorporated by reference into Part III.

==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government and regulatory authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                               TABLE OF CONTENTS
                               -----------------
                                                                          PAGE
                                                                          ----
                                    PART I
                                    ------

ITEM 1.    BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2.    PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 5

                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 7

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . 8

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . . .10

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .10

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .10

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . .11

ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .11

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .11

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

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

General
-------

From its inception to December 1997, the Corporation operated in the environmental services business. The Corporation's initial operations included a thermal treatment facility in Florida and remediation services offices in Florida and Pennsylvania. In December 1996, the Corporation acquired a waste oil recycling facility in Illinois.

In response to changes in the Florida market, the Corporation closed certain remediation services offices and sold certain remediation facilities in 1995 and 1996. The Corporation sold the balance of its remediation services operations in April 1997 and its waste oil recycling facility in December 1997. In March 1998, the Corporation sold its wholly-owned subsidiary, ICHOR Services, Inc. ("Services").

In 1998, the Corporation provided certain consulting services to an industrial customer in Europe. The Corporation is currently seeking new business opportunities.

The Corporation completed its initial public offering in February 1995. In July 1996, Drummond Financial Corporation ("Drummond") acquired a 59.5% interest in the Corporation from PDG Environmental, Inc. In December 1996, the Corporation issued approximately 50.3% of the Corporation's common stock to Logan International Corp. ("Logan") as partial consideration for a loan receivable through which the Corporation acquired its waste oil recycling facility. Logan and Drummond are controlled by MFC Bancorp Ltd. ("MFC"). In the first quarter of 1998, the Corporation completed the issuance of an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 (the "Preferred Stock") of the Corporation to affiliates of MFC. In December 1998, Drummond and Logan transferred all of their shares of common stock of the Corporation to a wholly-owned subsidiary of MFC.

Acquisition
-----------

In October 1998, the Corporation entered into an agreement to acquire all of the issued and outstanding shares of common stock of Nazca Holdings Ltd. ("Nazca"), subject to the satisfaction by Nazca of certain performance criteria. Nazca, through its subsidiary, is in the business of the exploration for and development of ground water resources in Chile. Nazca holds two exploration concessions in Chile and has applied for an additional six concessions, and is in the process of conducting exploration and development work on the granted concessions. The consideration payable by the Corporation for the Nazca shares consists of: (i) $200,000 per concession, upon receipt of certain regulatory approvals, by the delivery of shares of common stock of the Corporation having an attributed value of between $1.00 and $1.75 per share, depending upon the fair market value of the shares at the time such approvals are granted, and (ii) one share of common stock of the Corporation for each $1.00 of net after tax income earned by the Corporation from the concessions, up to a maximum of 1,500,000 shares. Incorporated by reference herein is the Corporation's Form 8-K dated October 20, 1998 relating to the agreement to acquire the shares of common stock of Nazca.

At December 31, 1998, the Corporation had 4 employees.

ITEM 2.  PROPERTIES

The Corporation's administrative facilities are located on leased premises located in Vancouver, British Columbia, Canada.

ITEM 3.  LEGAL PROCEEDINGS

In June 1995, Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB) was filed in the United States District Court for the Southern District of New York and alleged that the Corporation, its directors and certain of its officers, PDGE and the underwriters of the Corporation's initial public offering issued or participated in issuing a registration statement and prospectus which contained material misstatements or omissions, which were relied upon by the plaintiff. Specifically, the plaintiff alleged that the defendants knew or should have known that the Florida reimbursement program in which the Corporation participated was operating at a deficit and was being revised to eliminate funding of environmental remediation activities for lower priority sites. The action was certified as a class action on behalf of all purchasers of the Corporation's common stock from February 9, 1995 through May 23, 1995. The plaintiff sought: (i) either the rescission of any agreement with respect to the purchase of shares of common stock of the Corporation by members of the class or statutory damages, and (ii) interest, attorneys' fees and other costs and expenses.

In October 1998, the Corporation agreed to an out of court settlement of all claims in the aforesaid class action lawsuit, without any admission of liability or wrongdoing, pursuant to which it paid the settlement amount of $259,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the NASDAQ SmallCap Market under the trading symbol "ICHR". The following table sets forth the quarterly high and low sale price per share of the Corporation's common stock for the periods indicated:

Fiscal Quarter Ended                 High               Low
--------------------                ------            ------

1997
March 31. . . . . . . . . . . . .   $ 1.63            $ 1.19
June 30 . . . . . . . . . . . . .     1.50              1.25
September 30. . . . . . . . . . .     1.75              1.63
December 31 . . . . . . . . . . .     1.75              1.50

1998
March 31. . . . . . . . . . . . .   $ 1.75            $ 1.25
June 30 . . . . . . . . . . . . .     2.00              1.25
September 30. . . . . . . . . . .     2.25              1.25
December 31 . . . . . . . . . . .     3.25              1.25

(b) Shareholders. At March 23, 1999, the Corporation had approximately 16 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 1998 and 1997, respectively, the 11 months ended December 31, 1996 and the fiscal year ended January 31, 1996. In September 1996, the Corporation changed its fiscal year end from January 31 to December 31. The Corporation does not have access to the information necessary to reclassify its financial information for the year ended January 31, 1995.

                                For the Year    For the Year    For the 11    For the Year
                                    Ended           Ended      Months Ended       Ended
                                December 31,    December 31,   December 31,   January 31,
                                ------------    ------------   ------------   ------------
                                    1998            1997           1996           1996
                                ------------    ------------   ------------   ------------
                                     (Dollars in thousands, except per share amounts)
OPERATING DATA
Fee income . . . . . . . . . . .$        144    $          -   $          -   $          -
General and administrative
  expenses . . . . . . . . . . .         497             418          1,042            791
Interest expense . . . . . . . .         102             613            423            406
Loss from continuing
  operations . . . . . . . . . .        (178)         (1,025)        (1,320)        (1,183)
Net loss . . . . . . . . . . . .        (178)         (4,054)        (1,399)        (2,858)

COMMON SHARE DATA(1)
Loss from continuing
  operations per common share. .       (0.08)          (0.21)         (0.51)         (0.48)
Net loss per common share. . . .       (0.08)          (0.83)         (0.54)         (1.16)
Weighted average common
  shares outstanding
  (in thousands) . . . . . . . .       4,908           4,913          2,586          2,456

BALANCE SHEET DATA
Working capital. . . . . . . . .       2,141              89          3,903          2,417
Total assets . . . . . . . . . .       3,281           2,028          5,582          5,578
Long-term obligations. . . . . .           -               -          1,916              -
Total stockholders' equity . . .       2,141              89          1,987          2,438

-------------------
(1)       Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1998 and 1997, respectively, and the 11 months ended December 31, 1996 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein. In September 1996, the Corporation changed its fiscal year end from January 31 to December 31. As a result, the comparison of the year ended December 31, 1997 to the 11 months ended December 31, 1996 is a comparison between 12 and 11 month periods.

The Corporation sold its environmental remediation services operations in April 1997 and a waste oil recycling facility in December 1997. These operations have been accounted for as discontinued operations for the year ended December 31, 1997. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's method of presentation.

Results of Operations for the Year Ended December 31, 1998 Compared to the
--------------------------------------------------------------------------
Year Ended December 31, 1997
----------------------------

Revenues for the year ended December 31, 1998 increased to $0.7 million, from $6,000 for the comparative period of 1997. In the year ended December 31, 1998, the Corporation reported income of $0.1 million from consulting fees. Effective March 31, 1998, the Corporation sold Services and recognized a non-cash accounting gain of $0.4 million on the sale as a result of the disposal of net liabilities of Services.

Costs and expenses decreased to $0.9 million in the year ended December 31, 1998 from $1.0 million in the year ended December 31, 1997. Interest expense decreased to $0.1 million in the year ended December 31, 1998 from $0.6 million in the year ended December 31, 1997, primarily as a result of the sale of Services in the first quarter of 1998, which had financed certain receivables for work performed under certain Florida State rehabilitation programs. General and administrative expenses for the year ended December 31, 1998 increased to $0.5 million from $0.4 million in the comparative period of 1997, primarily as a result of an increase in professional fees.

In the year ended December 31, 1998, the Corporation paid $0.3 million in settlement of a class action lawsuit. See "Item 3. Legal Proceedings" herein for further details with respect to the action.

The Corporation reported a net loss of $0.2 million, or $0.08 per share, in the year ended December 31, 1998. In the year ended December 31, 1997, the Corporation reported a net loss of $4.1 million, or $0.83 per share, which included a loss of $3.0 million, or $0.62 per share, from discontinued operations.

Results of Operations for the Year Ended December 31, 1997 Compared to the 11
-----------------------------------------------------------------------------
Months Ended December 31, 1996
------------------------------

Selling, general and administrative expenses for the year ended December 31, 1997 decreased to $0.4 million from $1.0 million for the 11 months ended December 31, 1996, primarily as a result of the legal and accounting costs associated with certain litigation involving the Corporation and the costs associated with a proposed acquisition in the 11 months ended December 31, 1996 and reduced staffing as a result of the sale of the Corporation's environmental remediation services operations and a waste oil recycling facility in 1997. Interest expense was $0.6 million in the period ended December 31, 1997, compared to $0.4 million in the period ended December 31, 1996, primarily as a result of an increase in amounts funded under two agreements with Sirrom Environmental Funding, LLC during the year ended December 31, 1997, whereby the Corporation had funded the amounts billed and outstanding under certain Florida State environmental rehabilitation programs in the amount of $3.0 million, at the rate of prime plus 2% and 3%, respectively.

The Corporation reported a loss from continuing operations of $1.0 million in the year ended December 31, 1997, compared to $1.3 million in the 11 months ended December 31, 1996.

The Corporation recognized a loss from the operation of its environmental remediation services operations of $0.5 million in the year ended December 31, 1997, compared to $0.2 million in the period ended December 31, 1996. The Corporation recorded a gain of $59,000 from the sale of these operations in the period ended December 31, 1997. The Corporation reported a loss of $1.2 million from the operation of a waste oil recycling facility and a loss of $1.4 million from the sale of the facility in the year ended December 31, 1997. The Corporation had income from the operation of its soil remediation facility of $90,000 in the 11 months ended December 31, 1996, as a result of a reduction in the reserve for operating losses.

The Corporation's net loss for the year ended December 31, 1997 was $4.1 million, or $0.83 per share, compared to $1.4 million, or $0.54 per share, for the 11 months ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash of $50,000 at December 31, 1998, compared to $0.1 million at December 31, 1997. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at December 31, 1998.

Net cash used in operating activities was $0.9 million in the year ended December 31, 1998, compared to $1.0 million in the year ended December 31, 1997. A decrease in accounts payable and other liabilities used cash of $0.1 million in the year ended December 31, 1998, compared to $0.4 million in the comparable period of 1997. A decrease in cash held in escrow provided cash of $0.1 million in the year ended December 31, 1998, compared to $0.6 million in the year ended December 31, 1997. The Corporation recognized a non-cash accounting gain of $0.4 million on the sale of Services in the year ended December 31, 1998.

Investing activities used cash of $1.5 million in the year ended December 31, 1998, primarily as a result of the acquisition of a note receivable. The note is due in the near term and bears interest at a rate of 8.75% per annum. On October 20, 1998, the Corporation entered into an agreement to acquire all of the issued and outstanding shares of common stock of Nazca, which is in the business of the exploration for and development of ground water resources in Chile. See "Item 1. Business - Acquisition" herein for further details with respect to the agreement.

Financing activities provided cash of $2.2 million in the year ended December 31, 1998, compared to $0.5 million in the year ended December 31, 1997. In the first quarter of 1998, the Corporation completed the issuance of an aggregate of 467,500 shares of Preferred Stock of the Corporation in consideration of debt forgiveness of $2.2 million and cash of $2.2 million, net of expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report commencing on page 14.

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

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) (1)     Index to Financial Statements
            -----------------------------

    Independent Auditors' Report
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Changes in Shareholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

    (2)     Financial Statement Schedules
            -----------------------------

    Independent Auditors' Report
    Schedule II - Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)     List of Exhibits
            ----------------

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

    3.3     Bylaws.(1)

    10.1    Amended 1994 Stock Option Plan.(2)

    10.2    1995 Qualified Incentive Stock Option Plan.(2)

    10.3 Amended and Restated Employment Agreement for John M. Musacchio dated February 1, 1997.(3)

    10.4 Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.(4)

    10.5 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(4)

    10.6 Amendment to Loan Agreement dated June 30, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(3)

    10.7 Stock Purchase Agreement between the Corporation and Evergreen Holding Inc. dated December 23, 1997. Incorporated by reference to the Corporation's Form 8-K dated January 7, 1998.

    10.8 Debt Settlement Agreement between Logan International Corp. and the Corporation dated September 30, 1997.(5)

    10.9 Debt Settlement Agreement between Logan International Corp. and the Corporation dated February 20, 1998.(5)

    10.10 Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated February 20, 1998.(5)

    10.11 Subscription Agreement between Constable Investments Ltd. and the Corporation dated February 26, 1998.(5)

    10.12 Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated February 26, 1998.(3)

    10.13 Subscription Agreement between Sutton Park International Ltd. and the Corporation dated February 26, 1998.(5)

    10.14 Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the Corporation dated February 26, 1998.(3)

    10.15 Purchase Agreement between the Corporation and Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.

    23      Consent of Independent Auditors.

    27      Article 5 - Financial Data Schedule for the year ended December
            31, 1998.

---------------
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
(3) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1997.
(4) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.
(5)  Incorporated by reference to a Schedule 13D\A dated March 13, 1998.


(b)  Reports On Form 8-K
     -------------------

The Corporation filed the following reports with respect to the indicated items:

     Form 8-K dated October 20, 1998:
        Item 2. Acquisition or Disposition of Assets.
        Item 7. Financial Statements and Exhibits.

     Form 8-K/A dated January 4, 1999:
        Item 7. Financial Statements and Exhibits.

------------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  (206) 382-7777 FAX 382-7700
                                                CERTIFIED PUBLIC ACCOUNTANTS



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors and Shareholders
Ichor Corporation and Subsidiary



We have audited the consolidated balance sheets of Ichor Corporation and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and the eleven months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ichor Corporation and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and the eleven months ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Peterson Sullivan P.L.L.C.
February 17, 1999
Seattle, Washington

                       ICHOR CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
                          (In Thousands of Dollars)

                                                      1998            1997
                                                   ----------      ----------
          ASSETS
Current Assets
  Cash                                             $       50      $      127
  Cash held in escrow                                       -             617
  Accounts receivable, less allowance for doubtful
    accounts of none and $562 at December 31,
    1998 and 1997, respectively                           560             332
  Notes receivable                                      2,080             680
  Advances to affiliates                                  540             270
  Other assets                                             51               2
                                                   ----------      ----------

      Total current assets                              3,281           2,028
                                                   ----------      ----------

                                                   $    3,281      $    2,028
                                                   ==========      ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and other liabilities           $        8      $      402
  Advances from affiliates                              1,132             780
  Debt                                                      -             757
                                                   ----------      ----------

      Total current liabilities                         1,140           1,939

Shareholders' Equity
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; Series 1, nonvoting;
    shares issued and outstanding 467,500 at
    December 31, 1998 and 217,500 at
    December 31, 1997                                       5               2
  Common stock, $.01 par value; 30,000,000
    shares authorized; shares issued 4,970,320
    at December 31, 1998 and 1997                          50              50
  Additional paid-in capital on preferred stock         4,400           2,173
  Additional paid-in capital on common stock            5,743           5,743
  Retained deficit                                     (7,986)         (7,808)
                                                   ----------      ----------

                                                        2,212             160

  Less cost of 62,800 shares of common stock held
    in treasury at December 31, 1998 and 1997             (71)            (71)
                                                   ----------      ----------

                                                        2,141              89
                                                   ----------      ----------

                                                   $    3,281      $    2,028
                                                   ==========      ==========


  The accompanying notes are an integral part of these financial statements.

                       ICHOR CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ended December 31, 1998 and 1997
                  and Eleven Months Ended December 31, 1996
           (In Thousands of Dollars, Except for Per Share Amounts)

                                           1998          1997         1996
                                        ----------    ----------   ----------
Revenues
  Fees                                  $      144    $        -   $        -
  Interest                                      92             6            -
  Gain on disposal of a subsidiary             437             -            -
  Other                                          8             -          145
                                        ----------    ----------   ----------

                                               681             6          145

Costs and expenses
  General and administrative                   497           418        1,042
  Interest                                     102           613          423
  Litigation settlement                        260             -            -
                                        ----------    ----------   ----------

                                               859         1,031        1,465
                                        ----------    ----------   ----------

Loss from continuing operations               (178)       (1,025)      (1,320)

Discontinued operations (any tax
  benefits from losses are fully
  reserved; any taxes associated
  with gains are offset by tax
  losses)
  Loss from operation of
    environmental remediation
    services segment                             -          (489)        (169)
  Gain on sale of environmental
    remediation services segment                 -            59            -
  Loss from operation of waste oil
    recycling facility                           -        (1,224)           -
  Loss on sale of waste oil
    recycling facility                           -        (1,375)           -
  Gain from operation of soil
    remediation facility                         -             -           90
                                        ----------    ----------   ----------

Loss from discontinued operations                -        (3,029)         (79)
                                        ----------    ----------   ----------

          Net loss                      $     (178)   $   (4,054)  $   (1,399)
                                        ==========    ==========   ==========

Basic loss per common share
  Loss from continuing operations       $     (.08)   $     (.21)  $     (.51)
  Discontinued operations                        -          (.62)        (.03)
                                        ----------    ----------   ----------

          Net loss                      $     (.08)   $     (.83)  $     (.54)
                                        ==========    ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                       ICHOR CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Years Ended December 31, 1998 and 1997
                   and Eleven Months Ended December 31, 1996
                           (In Thousands of Dollars)

                        ---------------Common Stock---------------  --------Preferred Stock--------
                                              Additional                                 Additional
                         Number       Par      Paid-in    Treasury    Number      Par     Paid-in   Retained
                        of Shares    Value     Capital     Stock    of Shares    Value    Capital   Deficit    Total
                        ---------  ---------  ----------  --------  ---------  --------- ---------- --------  -------
Balance at January
  31, 1996              2,470,320  $      25  $    4,768  $      -          -  $       - $        - $ (2,355)  $ 2,438

Net loss for eleven
  months ended
  December 31, 1996             -          -           -         -          -          -          -   (1,399)   (1,399)
Common shares issued in
  the acquisition of
  wholly-owned
  subsidiary            2,500,000         25         975         -          -          -          -        -     1,000
Repurchase of 47,600
  shares of common stock
  held in treasury        (47,600)         -           -       (52)         -          -          -        -       (52)
                        ---------  ---------  ----------  --------  ---------  --------- ---------- --------   -------

Balance at December
  31, 1996              4,922,720         50       5,743       (52)         -          -          -   (3,754)    1,987

Net loss for year ended
  December 31, 1997             -          -           -         -          -          -          -   (4,054)   (4,054)
Conversion of debt from
  related parties to
  preferred stock               -          -           -         -    217,500          2      2,173        -     2,175
Repurchase of 15,200
  shares of common stock
  held in treasury        (15,200)         -           -       (19)         -          -          -        -       (19)
                        ---------  ---------  ----------  --------  ---------  --------- ---------- --------   -------

Balance at December
  31, 1997              4,907,520         50       5,743       (71)   217,500          2      2,173   (7,808)       89

Net loss for year ended
  December 31, 1998             -          -           -         -          -          -          -     (178)     (178)
Preferred shares issued
  for cash (215,000
  shares purchased by
  related parties at
  $10 per share)                -          -           -         -    250,000          3      2,227        -     2,230
                        ---------  ---------  ----------  --------  ---------  --------- ---------- --------   -------

Balance at December
  31, 1998              4,907,520  $      50  $    5,743  $    (71)   467,500  $       5 $    4,400 $ (7,986)  $ 2,141
                        =========  =========  ==========  ========  =========  ========= ========== ========   =======


  The accompanying notes are an integral part of these financial statements.

                       ICHOR CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1998 and 1997
                  and Eleven Months Ended December 31, 1996
                          (In Thousands of Dollars)

                                           1998          1997         1996
                                        ----------    ----------   ----------
Cash Flows from Operating Activities
  Net loss                              $     (178)   $   (4,054)  $   (1,399)
  Adjustments to reconcile net
    loss to cash flows from
    operating activities
    Gain on disposal of subsidiary            (437)            -            -
  Changes in current assets and
    liabilities
    Cash held in escrow                        145           637         (286)
    Accounts receivable                       (254)         (185)       3,077
    Advances to affiliates                    (270)         (270)           -
    Repayments to former parent                  -             -         (117)
    Prepaid expenses and other assets            -           106          (40)
    Accounts payable and other
      liabilities                             (115)         (403)      (1,127)
    Advances from affiliates                   352           360          193
    Net assets of discontinued
      operations                                 -         2,723           74
    Other                                     (100)           42          (84)
                                        ----------    ----------   ----------

          Net cash provided by (used
            in) operating activities          (857)       (1,044)         291

Cash Flows from Investing Activities
  Increase in note receivable               (1,400)            -            -
  Investment                                   (50)            -            -
                                        ----------    ----------   ----------

          Net cash used in investing
            activities                      (1,450)            -            -

Cash Flows from Financing Activities
  Proceeds from issuance of preferred
    shares                                   2,230             -            -
  Purchase of stock held in treasury             -           (19)         (52)
  Proceeds from debt                             -           750           51
  Principal payments on debt                     -          (188)         (24)
                                        ----------    ----------   ----------

          Net cash provided by (used
            in) financing activities         2,230           543          (25)
                                        ----------    ----------   ----------

Increase (decrease) in cash                    (77)         (501)         266

Cash, beginning of year                        127           628          362
                                        ----------    ----------   ----------

Cash, end of year                       $       50    $      127   $      628
                                        ==========    ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                       ICHOR CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands of Dollars, Except for Per Share Amounts)



Note 1.  The Company and Summary of Significant Accounting Policies

The Company
-----------

Prior to December 1997, Ichor Corporation ("the Company") was in the environmental industry, providing environmental remediation services and operating a recycling waste oil facility. The Company sold the remediation services segment of its business in April 1997 for $147 in cash and retained the segment's current assets and liabilities. The waste oil recycling facility was sold in December 1997 for $1,000 including $320 in cash and a $680 note which was paid in 1999. Both segments were accounted for as discontinued operations and unless otherwise stated, all notes to financial statements relate to continuing operations.

In March 1998, the Company sold its subsidiary at a non-cash accounting gain of $437 which resulted from the assumption of the subsidiary's liabilities by the purchaser. The Company is presently evaluating other potential business acquisitions.

During 1998, the Company entered into an agreement to acquire Nazca Holdings Ltd. ("Nazca"). A wholly-owned subsidiary of Nazca is in the business of locating and developing ground water resources in Chile to be sold to mining, agricultural and public utility customers. Because the transaction was incomplete at December 31, 1998, the results of Nazca's operations are not included in these consolidated financial statements.

In July 1996, Drummond Financial Corporation ("Drummond") acquired a 59.5% interest in the Company. In December 1996, Logan International Corporation ("Logan") acquired a 50.3% interest in the Company which reduced Drummond's ownership to 29.6%. Because of these acquisitions, the Company changed its year end from January 31 to December 31, beginning in 1996. Effective December 31, 1998, Drummond and Logan transferred their interests in the Company to a subsidiary of their common parent corporation, MFC Bancorp Ltd. ("MFC"). Advances to/from affiliates involve various subsidiaries of MFC and are due in the near term.

Notes receivable include $1,400 from one company which is secured with collateral in excess of the note balance, bears interest at 8.75%, and is due in the near term.

In 1997, Logan converted $1,425 of its debt from the Company into 142,500 shares of the Company's Preferred Stock, Series 1. In addition, another subsidiary of MFC converted a $750 advance into 75,000 shares of Preferred Stock, Series 1. Interest paid on a cash basis was the same as interest expense for 1998 and 1997. No interest was paid in cash in 1996.

During 1998, the Company settled a purported class action lawsuit for $260 involving purchases of its common stock in a prior year.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash
----

Cash balances are occasionally in excess of federally insured amounts. Cash held in escrow represents amounts which were subject to withdrawal restrictions.

Taxes on Income
---------------

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The conversion of the convertible preferred stock, warrants and the stock options have not been reflected as exercised for the purposes of computing earnings or loss per share since the conversion of such stock or exercise of such warrants and options would be antidilutive. The weighted average number of shares was 4,907,520, 4,912,643, and 2,585,590 for the years ended December 31, 1998, 1997, and the eleven months ended December 31, 1996. The loss from operations to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $214 and none for 1998 and 1997, respectively. The Company has 1,150,000 warrants outstanding which allows the holder to acquire common shares at $6 each until 2000. The Company also has 100,000 warrants outstanding which allows the holder to acquire common shares at $1.37 each until 1999.

Preferred Stock
---------------

The entire redemption value of Preferred Shares, Series 1, can be exchanged for common stock at 90% of the common stock average market price (as defined). Redemption value is $10 per share and shares are redeemable only by the Company with a 30 day notice. The Preferred Shares, Series 1, have a liquidation preference over other stock to the extent of the redemption value plus unpaid dividends. This stock has an annual cumulative dividend rate of 5%, payable quarterly and no dividends may be paid on common stock if preferred share dividends are in arrears.

Stock-Based Compensation
------------------------

Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. There is no stock-based compensation included in these consolidated financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Recorded Instruments
----------------------------------

The fair value of the notes receivable and advances to/from an affiliate were estimated to approximate their recorded values based on the terms of the instruments.

New Accounting Standards
------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure of all changes in equity of an entity that result from transactions and other economic events of the period other than transactions with owners. There are no elements of other comprehensive income for 1998, 1997 and 1996; therefore, no disclosures are necessary beyond the consolidated statements of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Currently, the Company has limited operations and, therefore, management believes there are no identifiable segments and no additional segment information is provided.

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company does not engage in any derivatives or hedging activities, there should be no impact on its financial statements.



Note 2.  Income Taxes

The reconciliation of income tax on income from continuing operations computed at the federal statutory rates to income tax expense is as follows:

                                                                     Eleven
                                     Year Ended     Year Ended    Months Ended
                                    December 31,   December 31,   December 31,
                                        1998           1997           1996
                                    ------------   ------------   ------------
Tax at statutory rate               $        (60)  $       (349)  $       (449)
Permanent difference
  associated with gain on
  disposal of subsidiary                    (149)             -              -
Valuation allowance                          209            377            832
Other                                          -            (28)          (383)
                                    ------------   ------------   ------------
                                    $          -   $          -   $          -
                                    ============   ============   ============

The significant components of the Company's deferred tax asset as of December 31, 1998 and 1997, is as follows:

                                                        1998          1997
                                                     ----------    ----------
Accounts receivable allowance                        $        -    $      191
Net operating loss carryforward                             629         2,999
                                                     ----------    ----------
Net deferred tax asset before valuation allowance           629         3,190

Valuation allowance for deferred tax asset                 (629)       (3,190)
                                                     ----------    ----------
Net deferred tax asset                               $        -    $        -
                                                     ==========    ==========

The Company has a net operating loss carryforward of approximately $1,850 at December 31, 1998, which expires at: $756 in 2010; $35 in 2011; $443 in 2012;
$616 in 2013. The Company's utilization of the losses is subject to limitation due to ownership and operational changes, except those that expire in 2012 and 2013. At December 31, 1997, $2,770 of the deferred tax asset was attributable to the net operating loss carryforwards of a subsidiary which was disposed of in 1998.



Note 3.  Stock Option Plans

1994 Amended Stock Option Plan
------------------------------

The Company maintains a stock option plan which provides for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors.

The following table summarizes information with respect to the 1994 Amended Stock Option Plan:

                                                                   Weighted
                                                                   Average
                                                    Number of      Exercise
                                                     Shares         Price
                                                    ---------      --------
Outstanding at January 31, 1996                       147,500      $    .75
Granted                                                42,500          1.18
Canceled - Reusable                                   (10,500)          .75
                                                    ---------
Outstanding at December 31, 1996                      179,500           .81

                                                                   Weighted
                                                                   Average
                                                    Number of      Exercise
                                                     Shares         Price
                                                    ---------      --------
Granted                                               145,000          2.00
Canceled - Reusable                                   (89,500)         1.10
                                                    ---------
Outstanding at December 31, 1997                      235,000          1.39
Granted                                                     -             -
Canceled - Reusable                                  (170,000)         1.39
                                                    ---------
Outstanding at December 31, 1998                       65,000      $    .83
                                                    =========      ========
Exercisable at December 31, 1998                       65,000      $    .83
                                                    =========      ========
Reserved for future grants at December 31, 1998       285,000
                                                    =========

The weighted average fair value (per option) at date of grant for options granted during the year ended December 31, 1997, and the eleven months ended December 31, 1996, was $.65 and $1.18, respectively. Almost all options have an expiration date ten years after issuance. No options have been exercised.

1995 Qualified Incentive Stock Option Plan
------------------------------------------

The Company's board of directors approved a second stock option plan on August 15, 1996. This plan provides for the issuance of up to 150,000 shares of the Company's common stock to key employees.

The following table summarizes information with respect to the 1995 Qualified Incentive Stock Option Plan:

                                                                   Weighted
                                                                   Average
                                                    Number of      Exercise
                                                     Shares         Price
                                                    ---------      --------
Outstanding at January 31, 1996                             -      $      -
Granted                                               150,000           .75
Canceled - Reusable                                   (25,000)          .75
                                                    ---------
Outstanding at December 31, 1996                      125,000           .75
Granted                                                     -             -
Canceled - Reusable                                   (25,000)          .75
                                                    ---------
Outstanding at December 31, 1997                      100,000           .75

                                                                   Weighted
                                                                   Average
                                                    Number of      Exercise
                                                     Shares         Price
                                                    ---------      --------
Granted                                                     -             -
Canceled - Reusable                                  (100,000)          .75
                                                    ---------
Exercisable at December 31, 1998                            -      $      -
                                                    =========      ========
Reserved for future grants at December 31, 1998       150,000
                                                    =========

The weighted average fair value (per option) at grant date for options granted during the eleven months ended December 31, 1996, was $.72. All options have an expiration date ten years after issuance. No options have been exercised.

Compensation
------------

For both the 1994 Amended Stock Option Plan and the 1995 Qualified Incentive Stock Option Plan, when options are granted, or the exercise price is adjusted, the exercise price cannot be less than the fair market value of the Company's common stock (as defined). However, had compensation expense been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," instead of the accepted accounting method used by the Company, net loss and per share data would have been adjusted as follows:

                                                                     Eleven
                                     Year Ended     Year Ended    Months Ended
                                    December 31,   December 31,   December 31,
                                        1998           1997           1996
                                    ------------   ------------   ------------

Net loss
-------------------------------
  As reported                       $      (178)   $    (4,054)   $    (1,399)
                                    ===========    ===========    ===========
  Proforma                          $      (178)   $    (4,085)   $    (1,551)
                                    ===========    ===========    ===========

Basic earnings per share data
-------------------------------
  As reported                       $      (.08)   $      (.83)   $      (.54)
                                    ===========    ===========    ===========
  Proforma                          $      (.08)   $      (.83)   $      (.60)
                                    ===========    ===========    ===========

The fair value of each option granted is estimated on the grant date using the Black Scholes model. The assumptions used in calculating fair value are as follows:

                                                                     Eleven
                                                    Year Ended    Months Ended
                                                   December 31,   December 31,
                                                       1997           1996
                                                   ------------   ------------
Risk-free interest rate                                6.0%            5.0%
Expected life of the options                         3 years         10 years
Expected volatility                                   101.2%          111.5%
Expected dividend yield                                0.0%            0.0%

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



                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Ichor Corporation and Subsidiaries



Our report on the consolidated financial statements of Ichor Corporation and Subsidiary is included on page 14 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Peterson Sullivan P.L.L.C.
February 17, 1999
Seattle, Washington

                       ICHOR CORPORATION AND SUBSIDIARY
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Year Ended December 31, 1998 and 1997
                  and Eleven Months Ended December 31, 1996
                          (In Thousands of Dollars)


                                       Additions
                                 --------------------
                     Balance at              Charged               Balance at
                     beginning    Charged    to other                 close
                     of period   to income   accounts  Deductions   of period
                     ----------  ---------   --------  ----------  ----------

Year Ended December
  31, 1998                                                     (4)
Allowance for
  doubtful accounts  $      562  $       -   $      -  $      562  $        -
                     ==========  =========   ========  ==========  ==========

Year Ended December
  31, 1997                                                     (3)
Allowance for
  doubtful accounts  $      690  $       2   $      -  $      130  $      562
                     ==========  =========   ========  ==========  ==========

Eleven Months Ended
  December 31, 1996                                (1)         (2)
Allowance for
  doubtful accounts  $      724  $      40   $    130  $      204  $      690*
                     ==========  =========   ========  ==========  ==========

(1) Allowance for uncollectibility to reflect the fair value of receivables purchased; recorded at the date of acquisition of the waste oil recycling facilities.
(2)  Uncollectible accounts written off, net of recoveries.
(3) Allowance for uncollectibility sold in conjunction with sale of waste oil recycling facility.
(4) Allowance for uncollectibility sold in conjunction with sale of ICHOR Services, Inc.





* The consolidated balance sheet shows the allowance for doubtful accounts to be $560 (instead of $690). This is because $130 was reclassified to "net assets of discontinued waste oil recycling facility" at December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1999             ICHOR CORPORATION

                                  By:  /s/ Michael J. Smith
                                     -----------------------------------------
                                     Michael J. Smith, President, Chief
                                     Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Smith                            March 26, 1999
------------------------------
Michael J. Smith
President, Chief Financial Officer,
Treasurer and Director


/s/ Roy Zanatta                                 March 26, 1999
------------------------------
Roy Zanatta
Secretary and Director


/s/ John Musacchio                              March 26, 1999
------------------------------
John Musacchio
Director


/s/ Leonard Petersen                            March 26, 1999
------------------------------
Leonard Petersen
Director


/s/ Young-Soo Ko                                March 26, 1999
------------------------------
Young-Soo Ko
Director


/s/ Jae-Sun Lee                                 March 26, 1999
------------------------------
Jae-Sun Lee
Director

                                 EXHIBIT INDEX

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

          3.3                Bylaws.(1)

          10.1               Amended 1994 Stock Option Plan.(2)

          10.2               1995 Qualified Incentive Stock Option Plan.(2)

          10.3 Amended and Restated Employment Agreement for John M. Musacchio dated February 1, 1997.(3)

          10.4 Loan Agreement dated January 15, 1997 between Ortek Inc. and Volendam Investments Limited.(4)

          10.5 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(4)

          10.6 Amendment to Loan Agreement dated June 30, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(3)

          10.7 Stock Purchase Agreement between the Corporation and Evergreen Holding Inc. dated December 23, 1997. Incorporated by reference to the Corporation's Form 8-K dated January 7, 1998.

          10.8 Debt Settlement Agreement between Logan International Corp. and the Corporation dated September 30, 1997.(5)

          10.9 Debt Settlement Agreement between Logan International Corp. and the Corporation dated February 20, 1998.(5)

          10.10 Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated February 20, 1998.(5)

          10.11 Subscription Agreement between Constable Investments Ltd. and the Corporation dated February 26, 1998.(5)

          10.12 Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated February 26, 1998.
                             (3)

          10.13 Subscription Agreement between Sutton Park International Ltd. and the Corporation dated February 26, 1998.(5)

          10.14 Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the Corporation dated February 26, 1998.(3)

          10.15 Purchase Agreement between the Corporation and Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.

          23                 Consent of Independent Auditors.

          27 Article 5 - Financial Data Schedule for the year ended December 31, 1998.

----------------
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
(3) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1997.
(4) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.
(5)  Incorporated by reference to a Schedule 13D\A dated March 13, 1998.