Form 10-Q
period 1999-03-31
ICHOR CORP
filed 1999-05-14
CIK 927761

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

                 For the quarterly period ended March 31, 1999

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

 Suite 1250, 400 Burrard Street, Vancouver
         British Columbia, Canada                      V6C 3A6
 (Address of principal executive offices)           (Postal Code)

                                (604) 683-5767
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                          Outstanding at May 12, 1999
               -----                          ---------------------------
        Common Stock, $0.01                            4,907,520
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                               ICHOR CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                  (Unaudited)

                               ICHOR CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in thousands)

                                            March 31, 1999  December 31, 1998
                                            --------------  -----------------
                                    ASSETS

Current Assets
  Cash and cash equivalents                 $          694     $           50
  Accounts receivable, net                             510                560
  Notes receivable                                   1,400              2,080
  Advances to affiliates                               587                540
  Other assets                                          50                 51
                                            --------------     --------------
     Total current assets                            3,241              3,281
                                            --------------     --------------
                                            $        3,241     $        3,281
                                            ==============     ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities    $           19     $            8
  Advance from an affiliate                          1,092              1,132
                                            --------------     --------------
     Total current liabilities                       1,111              1,140

Shareholders' Equity
  Preferred stock                                        5                  5
  Common stock                                          50                 50
  Additional paid-in capital on
    preferred stock                                  4,400              4,400
  Additional paid-in capital on
    common stock                                     5,743              5,743
  Retained deficit                                  (7,997)            (7,986)
                                            --------------     --------------
                                                     2,201              2,212
  Less cost of shares of common stock
    held in treasury                                   (71)               (71)
                                            --------------     --------------
     Total equity                                    2,130              2,141
                                            --------------     --------------
                                            $        3,241     $        3,281
                                            ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                            For the Three      For the Three
                                            Months Ended       Months Ended
                                            March 31, 1999     March 31, 1998
                                            --------------     --------------
Revenues
  Interest income                           $           48     $            1
  Gain on disposal of a subsidiary                       -                437
  Other income                                          13                  -
                                            --------------     --------------
                                                        61                438
                                            --------------     --------------

Costs and expenses
  General and administrative expenses                   72                108
  Interest expense                                       -                101
                                            --------------     --------------
                                                        72                209
                                            --------------     --------------

Net (loss) income                           $          (11)    $          229
                                            ==============     ==============

Basic and diluted (loss) earnings
  per share                                 $        (0.01)    $         0.04
                                            ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                            For the Three      For the Three
                                            Months Ended       Months Ended
                                            March 31, 1999     March 31, 1998
                                            --------------     --------------

Cash Flows from Operating Activities:
  Net (loss) income from continuing
    operations                              $          (11)    $          229
  Adjustments to reconcile net (loss)
    income to net cash used in operating
      activities
    Gain on disposal of a subsidiary                     -               (437)

  Changes in current assets and liabilities,
    net of effect of a subsidiary disposed
    Cash held in escrow                                  -                145
    Accounts receivable                                 50               (595)
    Accounts payable and other liabilities              11                (61)
    Advances to affiliates                             (47)                 -
    Advances from affiliates                           (40)                 -
    Other assets                                         1                  -
                                            --------------     --------------
      Net cash used in operating activities
       of continuing operations                        (36)              (719)

Cash Flows from Investing Activities:
  Decrease in note receivable                          680                  -
                                            --------------     --------------
      Net cash provided by investing
       activities of continuing operations             680                  -

Cash Flows from Financing Activities:
  Proceeds from issuance of preferred
    shares, net                                          -              2,230
                                            --------------     --------------
      Net cash provided by financing
       activities of continuing operations               -              2,230
                                            --------------     --------------

Increase in cash and cash equivalents                  644              1,511
Cash and cash equivalents, beginning
  of period                                             50                127
                                            --------------     --------------
Cash and cash equivalents, end of period    $          694     $        1,638
                                            ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of ICHOR Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three months ended March 31, 1999, were of a normal, recurring nature. The amounts presented for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998, and the interim period financial statements contained herein should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period's financial statements to conform with the current period's presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the three months ended March 31, 1999 and 1998, respectively. The weighted average number of shares outstanding were 4,907,520 for the three months ended March 31, 1999 and 1998, respectively.

Diluted earnings per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. Stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the three months ended March 31, 1999 and 1998, respectively, since the exercise of such options and warrants would be anti-dilutive.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the three months ended March 31, 1999 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended March 31, 1998
---------------------------------------------------------

Revenues for the three months ended March 31, 1999 decreased to $61,000 from $0.4 million for the comparative period of 1998. The Corporation reported interest income of $48,000 in the three months ended March 31, 1999, compared to $1,000 in the three months ended March 31, 1998, as a result of interest received on a loan.

Costs and expenses decreased to $72,000 in the three months ended March 31, 1999 from $0.2 million in the three months ended March 31, 1998, primarily as a result of a decrease in general and administrative expenses resulting from the sale by the Corporation of Ichor Services, Inc. ("Services"), a wholly-owned subsidiary of the Corporation, in the first quarter of 1998. Interest expense was nil in the three months ended March 31, 1999, compared to $0.1 million in the comparative period of 1998, as a result of the sale of Services which had financed certain receivables for work performed under certain Florida State rehabilitation programs.

The Corporation reported a net loss of $11,000, or $0.01 per share, in the three months ended March 31, 1999, compared to net income of $0.2 million, or $0.04 per share, in the three months ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.7 million at March 31, 1999, compared to $50,000 at December 31, 1998. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at March 31, 1999.

Net cash used in operating activities was $36,000 in the three months ended March 31, 1999, compared to $0.7 million in the three months ended March 31, 1998. Operating activities in the three months ended March 31, 1999 used cash primarily as a result of an increase in advances to affiliates and a decrease in advances from affiliates. A decrease in accounts receivable provided cash of $50,000 in the three months ended March 31, 1999, compared to an increase in accounts receivable using cash of $0.6 million in the comparable period of 1998.

Investing activities provided cash of $0.7 million in the three months ended March 31, 1999, as a result of payment received on a note receivable. On October 20, 1998, the Corporation entered into an agreement (the "Purchase Agreement") to acquire all of the issued and outstanding shares of common stock of Nazca Holdings Ltd. ("Nazca") from eight shareholders (the "Vendors").

Drummond Financial Corporation ("Drummond") and Logan International Corp. ("Logan"), two major shareholders of the Corporation, entered into an agreement (the "Agreement" and with the Purchase Agreement, the "Agreements") with the Vendors pursuant to which each of Drummond and Logan agreed to transfer a certain number of shares of common stock of the Corporation held by each of them to the Vendors as partial consideration for the Vendors entering into the Purchase Agreement with the Corporation. The obligation to transfer the shares of common stock was contingent upon Nazca meeting certain performance criteria on or before March 31, 1999. Effective March 31, 1999, Logan, Drummond, the Corporation and the Vendors entered into an agreement to amend the terms of the Agreements to extend the time for the satisfaction of the performance criteria and the delivery of the shares of common stock of the Corporation to May 31, 1999. For further details regarding the amending agreement, see the Corporation's Form 8-K dated April 9, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II.  OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is not presently subject to any material legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                    Description
     -------                   -----------
       27       Article 5 - Financial Data Schedule for the 1st Quarter 1999
                            Form 10-Q.

(b)  Reports on Form 8-K

     The Corporation filed the following reports with respect to the indicated items:

     Form 8-K/A dated April 9, 1999:
       Item 2.  Acquisition or Disposition of Assets.
       Item 7.  Financial Statements and Exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1999                        ICHOR CORPORATION


                                      By:   /s/ Michael J. Smith
                                            ----------------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Treasurer

                                 EXHIBIT INDEX

       Exhibit
       Number               Description
       -------              -----------

          27      Article 5 - Financial Data Schedule for the 1st Quarter
                              1999 Form 10-Q.