Form 10-Q
period 1999-06-30
ICHOR CORP
filed 1999-08-13
CIK 927761

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

                 For the quarterly period ended June 30, 1999

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

                                (604) 683-5767
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                       Outstanding at August 12, 1999
               -----                       ------------------------------
        Common Stock, $0.01                          4,907,520
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


                       PART I.   FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                               ICHOR CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (Unaudited)

                               ICHOR CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (dollars in thousands)

                                            June 30, 1999    December 31, 1998
                                            -------------    -----------------
                                    ASSETS

Current Assets
  Cash and cash equivalents                 $        667       $         50
  Accounts receivable, net                           543                560
  Notes receivable                                 1,400              2,080
  Advances to affiliates                             587                540
  Other assets                                         -                 51
                                            ------------       ------------
      Total current assets                         3,197              3,281
                                            ------------       ------------

Office Equipment                                       8                  -
Resource Property                                    852                  -
                                            ------------       ------------
                                            $      4,057       $      3,281
                                            ============       ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities    $        818       $          8
  Advance from an affiliate                        1,092              1,132
                                            ------------       ------------
      Total current liabilities                    1,910              1,140

Minority Interest                                     19                  -

Shareholders' Equity
  Preferred stock                                      5                  5
  Common stock                                        50                 50
  Additional paid-in capital on
    preferred stock                                4,400              4,400
  Additional paid-in capital on
    common stock                                   5,743              5,743
  Retained deficit                                (7,999)            (7,986)
                                            ------------       ------------
                                                   2,199              2,212

  Less cost of shares of common stock
    held in treasury                                 (71)               (71)
                                            ------------       ------------
      Total equity                                 2,128              2,141
                                            ------------       ------------
                                            $      4,057       $      3,281
                                            ============       ============

  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                                             For the Six       For the Six
                                             Months Ended      Months Ended
                                             June 30, 1999     June 30, 1998
                                             -------------     -------------
Revenues
  Fee income                                  $          -      $         84
  Interest income                                       89                28
  Gain on disposal of a subsidiary                       -               437
  Other income                                          30               100
                                              ------------      ------------
                                                       119               649
                                              ------------      ------------

Costs and expenses
  General and administrative expenses                  132               294
  Interest expense                                       -               100
                                              ------------      ------------
                                                       132               394
                                              ------------      ------------
Net (loss) income                             $        (13)     $        255
                                              ============      ============
Basic and diluted (loss) earnings
  per share                                   $      (0.03)     $       0.03
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
                (dollars in thousands, except per share amounts)

                                             For the Three     For the Three
                                             Months Ended      Months Ended
                                             June 30, 1999     June 30, 1998
                                             -------------     -------------
Revenues
  Fee income                                  $          -      $         84
  Interest income                                       41                28
  Other income                                          17               100
                                              ------------      ------------
                                                        58               212
                                              ------------      ------------

Costs and expenses
  General and administrative expenses                   60               186
                                              ------------      ------------
                                                        60               186
                                              ------------      ------------
Net (loss) income                             $         (2)     $         26
                                              ============      ============

Basic and diluted loss per share              $      (0.01)     $      (0.01)
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (dollars in thousands)

                                             For the Six       For the Six
                                             Months Ended      Months Ended
                                             June 30, 1999     June 30, 1998
                                             -------------     -------------

Cash Flows from Operating Activities:
  Net (loss) income from continuing
    operations                                $        (13)     $        255
  Adjustments to reconcile net (loss)
    income to cash flows from operating
    activities
    Gain on disposal of a subsidiary                     -              (437)
    Bad debt recovery                                    -              (100)

  Changes in current assets and liabilities,
    net of effect of a subsidiary disposed
    Cash held in escrow                                  -               145
    Accounts receivable                                 16              (674)
    Accounts payable and other liabilities               5               (84)
    Advances to affiliates                             (47)                -
    Advances from affiliates                           (40)                -
                                              ------------      ------------
      Net cash used in operating activities
        of continuing operations                       (79)             (895)

Cash Flows from Investing Activities:
  Purchase of a subsidiary, net of cash
    acquired                                            16                 -
  (Increase) decrease in note receivable               680            (1,400)
                                              ------------      ------------
      Net cash provided by (used in)
        investing activities of
        continuing operations                          696            (1,400)

Cash Flows from Financing Activities:
  Proceeds from issuance of
    preferred shares, net                                -             2,230
                                              ------------      ------------
      Net cash provided by financing
        activities of continuing operations              -             2,230
                                              ------------      ------------

Increase (decrease) in cash
  and cash equivalents                                 617               (65)
Cash and cash equivalents, beginning
  of period                                             50               127
                                              ------------      ------------
Cash and cash equivalents, end
  of period                                   $        667      $         62
                                              ============      ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of ICHOR Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the six months and three months ended June 30, 1999, respectively, were of a normal, recurring nature. The amounts presented for the six months and three months ended June 30, 1999, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the six months and three months ended June 30, 1999 and 1998, respectively. The weighted average number of shares outstanding was 4,907,520 for the six months ended June 30, 1999 and 1998, respectively, and 4,907,520 for the three months ended June 30, 1999 and 1998, respectively.

Diluted earnings per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. Stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the six months and three months ended June 30, 1999, respectively, since the exercise of such options and warrants would be anti-dilutive.

Note 3.  Acquisitions and Dispositions
--------------------------------------

In October 1998, the Corporation entered into an agreement to acquire all of the issued and outstanding shares of common stock of Nazca Holdings Ltd. ("Nazca"). Under a revised agreement entered into with the majority shareholders of Nazca in July 1999, the original purchase agreement was replaced and the Corporation acquired approximately 87% of the issued and outstanding shares of common stock of Nazca effective June 30, 1999.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the six months ended June 30, 1999 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 1999
------------------------------------------------------

Revenues for the six months ended June 30, 1999 decreased to $0.1 million from $0.6 million for the comparative period of 1998. The Corporation reported interest income of $0.1 million in the six months ended June 30, 1999, compared to $28,000 in the comparative period of 1998, as a result of the purchase of a promissory note in the second quarter of 1998.

Costs and expenses decreased to $0.1 million in the six months ended June 30, 1999 from $0.4 million in the six months ended June 30, 1998, primarily as a result of a decrease in general and administrative expenses resulting from the sale by the Corporation of Ichor Services, Inc. ("Services"), a wholly-owned subsidiary of the Corporation, in the first quarter of 1998 and the rationalization of the Corporation's administrative office in 1999. Interest expense decreased to nil in the six months ended June 30, 1999, from $0.1 million in the comparative period of 1998, as a result of the sale of Services which had financed certain receivables for work performed under certain Florida State rehabilitation programs.

The Corporation reported a net loss of $13,000, or $0.03 per share, in the six months ended June 30, 1999, compared to net income of $0.3 million, or $0.03 per share, in the six months ended June 30, 1998.

Results of Operations - Three Months Ended June 30, 1999
--------------------------------------------------------

Revenues for the three months ended June 30, 1999 decreased to $58,000 from $0.2 million for the comparative period of 1998. The Corporation reported interest income of $41,000 in the three months ended June 30, 1999, compared to $28,000 in the three months ended June 30, 1998, as a result of the purchase of a promissory note in the second quarter of 1998.

Costs and expenses decreased to $60,000 in the three months ended June 30, 1999 from $0.2 million in the three months ended June 30, 1998, primarily as a result of lower general and administrative expenses resulting from the rationalization of the Corporation's administrative office in 1999.

The Corporation reported a net loss of $2,000, or $0.01 per share, in the three months ended June 30, 1999, compared to net income of $26,000, or a loss of $0.01 per share, in the three months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.7 million at June 30, 1999, compared to $50,000 at December 31, 1998. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at June 30, 1999.

Net cash used in operating activities was $0.1 million in the six months ended June 30, 1999, compared to $0.9 million in the six months ended June 30, 1998. Operating activities in the six months ended June 30, 1999 used cash primarily as a result of an increase in advances to affiliates and a decrease in advances from affiliates. A decrease in accounts receivable provided cash of $16,000 in the six months ended June 30, 1999, compared to an increase in accounts receivable using cash of $0.7 million in the comparable period of 1998.

Investing activities provided cash of $0.7 million in the six months ended June 30, 1999, as a result of payment received on a note receivable. In October 1998, the Corporation entered into an agreement to acquire all of the issued and outstanding shares of common stock of Nazca Holdings Ltd. ("Nazca"). Under a revised agreement entered into with the majority shareholders of Nazca in July 1999, the original purchase agreement was replaced and the Corporation acquired approximately 87% of the issued and outstanding shares of common stock of Nazca effective June 30, 1999. For further information with respect to the transaction, including the revised agreement, see the Corporation's Form 8-K/A dated August 12, 1999, which is incorporated herein by reference.

The Corporation believes that its assets and line of credit should enable the Corporation to meet its current ongoing requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and will seek such capital through debt and/or equity financing.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. Based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems, as it only utilizes commercially available software and personal computers which are Year 2000 compliant. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has initiated communications with clients to ascertain their Year 2000 readiness and develop contingency plans as required, and management intends to address this issue with any prospective client. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                    Description
     -------                   -----------

     19.1         Form 8-K/A of the Corporation dated August 12, 1999.

     27           Article 5 - Financial Data Schedule for the 2nd Quarter 1999
                              Form 10-Q.

(b)  Reports on Form 8-K

     A report on Form 8-K/A dated August 12, 1999 was filed under:

       Item 2.  Acquisition or Disposition of Assets.
       Item 7.  Financial Statements and Exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 13, 1999
                                            ICHOR CORPORATION


                                        By: /s/ Michael J. Smith
                                            ----------------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Treasurer

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

19.1          Form 8-K/A of the Corporation dated August 12, 1999.

27            Article 5 - Financial Data Schedule for the 2nd Quarter 1999
                          Form 10-Q.