Form 10-Q
period 1999-09-30
ICHOR CORP
filed 1999-11-12
CIK 927761

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

               For the quarterly period ended September 30, 1999

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

                                (604) 683-5767
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                    Class                Outstanding at November 11, 1999
                    -----                --------------------------------

             Common Stock, $0.01                     4,918,770
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                               ICHOR CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                 (Unaudited)

                               ICHOR CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (dollars in thousands)

                                       September 30, 1999   December 31, 1998
                                       ------------------   -----------------

                                    ASSETS

Current Assets
  Cash and cash equivalents                $        783        $         50
  Accounts receivable, net                          277                 560
  Note receivable                                 1,400               2,080
  Advance to an affiliate                           587                 540
  Other assets                                        -                  51
                                           ------------        ------------
      Total current assets                        3,047               3,281
                                           ------------        ------------

Office Equipment                                      7                   -
Resource Property                                   989                   -
                                           ------------        ------------
                                           $      4,043        $      3,281
                                           ============        ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and
    other liabilities                      $        900        $          8
  Advances from affiliates                        1,092               1,132
                                           ------------        ------------
      Total current liabilities                   1,992               1,140

Minority Interest                                    27                   -

Shareholders' Equity
  Preferred stock                                     5                   5
  Common stock                                       50                  50
  Additional paid-in capital
    on preferred stock                            4,400               4,400
  Additional paid-in capital
    on common stock                               5,752               5,743
  Retained deficit                               (8,112)             (7,986)
                                           ------------        ------------
                                                  2,095               2,212

  Less cost of shares of common stock
    held in treasury                                (71)                (71)
                                           ------------        ------------
      Total equity                                2,024               2,141
                                           ------------        ------------
                                           $      4,043        $      3,281
                                           ============        ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                                       For the Nine         For the Nine
                                       Months Ended         Months Ended
                                       September 30, 1999   September 30, 1998
                                       ------------------   ------------------
Revenues
  Fee income                               $          -        $        132
  Interest income                                   126                  60
  Gain on disposal of a subsidiary                    -                 437
  Other                                              30                 100
                                           ------------        ------------
                                                    156                 729
                                           ------------        ------------

Costs and expenses
  General and administrative expenses               289                 418
  Interest expense                                    -                 101
  Litigation settlement                               -                 260
                                           ------------        ------------
                                                    289                 779
                                           ------------        ------------

Loss before minority interest
  and income tax                                   (133)                (50)

Minority interest                                     7                   -
                                           ------------        ------------

Loss before income tax                             (126)                (50)

Income tax                                            -                 (12)
                                           ------------        ------------
Net loss                                   $       (126)       $        (62)
                                           ============        ============

Basic and diluted loss per share           $      (0.06)       $      (0.04)
                                           ============        ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
               (dollars in thousands, except per share amounts)

                                       For the Three        For the Three
                                       Months Ended         Months Ended
                                       September 30, 1999   September 30, 1998
                                       ------------------   ------------------

Revenues
  Fee income                               $          -        $         48
  Interest income                                    37                  32
                                           ------------        ------------
                                                     37                  80
                                           ------------        ------------

Costs and expenses
  General and administrative expenses               157                 124
  Interest expense                                    -                   1
  Litigation settlement                               -                 260
                                           ------------        ------------
                                                    157                 385
                                           ------------        ------------

Loss before minority interest
  and income tax                                   (120)               (305)

Minority interest                                     7                   -
                                           ------------        ------------

Loss before income tax                             (113)               (305)

Income tax                                            -                 (12)
                                           ------------        ------------

Net loss                                   $       (113)       $       (317)
                                           ============        ============

Basic loss per share                       $      (0.03)       $      (0.08)
                                           ============        ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                       For the Nine         For the Nine
                                       Months Ended         Months Ended
                                       September 30, 1999   September 30, 1998
                                       ------------------   ------------------
Cash Flows from Operating Activities:
  Net loss from continuing operations      $       (126)       $        (62)
  Adjustments to reconcile net loss to
    cash flows from operating activities
      Gain on disposal of a subsidiary                -                (437)
      Bad debt recovery                               -                (100)
      Depreciation                                    -                   1
      Minority interest                              (7)                  -

  Changes in current assets and
    liabilities, net of effect of
    subsidiaries acquired and disposed
      Cash held in escrow                             -                 145
      Accounts receivable                           283                (248)
      Accounts payable and other
        liabilities                                  81                 147
      Due to affiliate                              (47)               (278)
      Advance from affiliate                        (40)                  -
                                           ------------        ------------
        Net cash provided by (used in)
          operating activities                      144                (832)

Cash Flows from Investing Activities:
  Purchase of subsidiary, net of
    cash acquired                                    16                   -
  (Increase) decrease in note receivable            680              (1,400)
  Increase in resource property                    (116)                  -
  Other                                               -                 (75)
                                           ------------        ------------
        Net cash provided by (used in)
        investing activities                        580              (1,475)

Cash Flows from Financing Activities:
  Proceeds from issuance of
    preferred shares, net                             -               2,230
  Proceeds from issuance of
    common shares, net                                9                   -
                                           ------------        ------------
        Net cash provided by
          financial activities                        9               2,230
                                           ------------        ------------

Increase (decrease) in cash and
  cash equivalents                                  733                 (77)
Cash and cash equivalents,
  beginning of period                                50                 127
                                           ------------        ------------
Cash and cash equivalents,
  end of period                            $        783        $         50
                                           ============        ============


  The accompanying notes are an integral part of these financial statements.

                               ICHOR CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of ICHOR Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the nine and three month periods ended September 30, 1999 were of a normal, recurring nature. The amounts presented for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1998, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the nine and three month periods ended September 30, 1999 and 1998, respectively. The weighted average number of shares outstanding was 4,907,561 and 4,907,520 for the nine month periods ended September 30, 1999 and 1998, respectively, and 4,907,642 and 4,907,520 for the three month periods ended September 30, 1999 and 1998, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. The conversion of convertible preferred shares, stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the nine and three month periods ended September 30, 1999 since the exercise of such options and warrants would be anti-dilutive.

Note 3.  Acquisitions
---------------------

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

Note 4.  Subsequent Events
--------------------------

In November 1999, the Corporation collected all outstanding principal and interest due on a note receivable in the principal amount of $1.4 million, and collected the full amount of approximately $0.6 million due from an affiliate. In addition, in November 1999 the Corporation repaid approximately $0.3 million of advances from affiliates.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the nine and three month periods ended September 30, 1999 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

The Corporation, through its 87% owned subsidiary, Nazca Holdings Ltd. ("Nazca"), is in the business of the exploration for and development of groundwater resources in Chile. The Corporation currently holds four water exploration concessions in Chile and has applied for one additional exploration concession, which it expects to be granted before the year end. Exploration and development work is continuing on the concessions with the objective of establishing perpetual water rights and supplying groundwater to customers under long-term supply agreements. To date, water rights for 327 litres/second of flow has been applied for with the Direccion General de Aguas of Chile. The Corporation believes the first water rights will be granted in late 1999 or early 2000. Based on its existing exploration concessions, the Corporation has the potential to develop water rights representing over 1,000 litres/second of flow. The Corporation is continuing negotiations with potential customers, in particular major mining companies and municipal water suppliers, regarding long-term supply water sales agreements, but to date has been unable to conclude any such agreement. The demand for groundwater resources depends on the level of mining activity conducted.

Results of Operations - Nine Months Ended September 30, 1999
------------------------------------------------------------

Revenues for the nine months ended September 30, 1999 decreased to $0.2 million from $0.7 million for the comparative period of 1998, primarily as a result of the sale by the Corporation of Ichor Services, Inc. ("Services"), a wholly-owned subsidiary of the Corporation, in the first quarter of 1998. In the nine months ended September 30, 1998, the Corporation had income of $0.1 million from the provision of certain environmental consulting services. Interest income increased to $0.1 million in the current period from $60,000 in the comparative period of 1998.

Costs and expenses decreased to $0.3 million for the nine months ended September 30, 1999 from $0.8 million for the nine months ended September 30, 1998, primarily as a result of a decrease in general and administrative expenses resulting from the sale of Services and lower head office expenses, partially offset by expenses related to Nazca. In the nine months ended September 30, 1998, the Corporation had accrued $0.3 million in settlement of a class action lawsuit. Interest expense decreased to nil in the nine months ended September 30, 1999 from $0.1 million in the comparative period of 1998, primarily as a result of the sale of Services which had financed certain receivables for work performed under certain Florida State rehabilitation programs.

The Corporation had a net loss of $0.1 million, or $0.06 per share, in the nine months ended September 30, 1999, compared to $62,000, or $0.04 per share, in the nine months ended September 30, 1998.

Results of Operations - Three Months Ended September 30, 1999
-------------------------------------------------------------

Revenues for the three months ended September 30, 1999 were $37,000 comprised of interest income, compared to $0.1 million for the comparative period of 1998. In the three months ended September 30, 1998, the Corporation had income of $48,000 from the provision of certain environmental consulting services.

Costs and expenses decreased to $0.2 million in the current period from $0.4 million in the three months ended September 30, 1998. In the three months ended September 30, 1998, the Corporation had accrued $0.3 million in settlement of a class action lawsuit. General and administrative expenses increased to $0.2 million in the three months ended September 30, 1999 from $0.1 million in the three months ended September 30, 1998, primarily as a result of costs and expenses relating to Nazca.

The net loss for the period was $0.1 million, or $0.03 per share, compared to $0.3 million, or $0.08 per share, for the comparative period of 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation had cash and cash equivalents of $0.8 million at September 30, 1999, compared to $50,000 at December 31, 1998. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized as at September 30, 1999.

Net cash provided by operating activities was $0.1 million in the nine months ended September 30, 1999, compared to cash used by operating activities of $0.8 million in the nine months ended September 30, 1998. A decrease in accounts receivable in the nine months ended September 30, 1999 provided cash of $0.3 million, compared to an increase in same using cash of $0.2 million in the comparative period in 1998. An increase in accounts payable and other liabilities provided cash of $0.1 million in the nine months ended September 30, 1999 and 1998, respectively. An increase in an advance to an affiliate used cash of $47,000 in the nine months ended September 30, 1999, compared to $0.3 million in the nine months ended September 30, 1998. A decrease in an advance from an affiliate used cash of $40,000 in the nine months ended September 30, 1999.

Investing activities provided cash of $0.6 million in the nine months ended September 30, 1999, primarily as a result of payment received on a promissory note held by the Corporation. Investing activities in the nine months ended September 30, 1998 used cash of $1.5 million, primarily as a result of the purchase of a promissory note by the Corporation.

In November 1999, the Corporation collected all principal and interest due on an outstanding note in the principal amount of $1.4 million and $0.6 million due from an affiliate. In addition, the Corporation repaid approximately $0.3 million of advances from affiliates in November 1999.

The Corporation believes that its assets and line of credit should enable the Corporation to meet its current ongoing requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and will seek such capital through debt and/or equity financing.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. Based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems, as it only utilizes commercially available software and personal computers, which are Year 2000 compliant. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has initiated communications with clients to ascertain their Year 2000 readiness and develop contingency plans as required, and management intends to address this issue with any prospective client. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Not applicable.

                         PART II.  OTHER INFORMATION
                                   -----------------

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is not presently subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on July 14, 1999. At the meeting, John Musacchio and Young-Soo Ko were re-elected Class II directors of the Corporation for three year terms, as follows:

                                                              ABSTENTIONS AND
                             VOTES FOR     VOTES WITHHELD     BROKER NON-VOTES
                             ---------     --------------     ----------------

John M. Musacchio            4,426,525           -                   -
Young-Soo Ko                 4,426,525           -                   -

Michael J. Smith, Roy Zanatta, Leonard Petersen and Jae-Sun Lee continued their terms as directors of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit
     Number                           Description
     -------                          -----------
       27              Article 5 - Financial Data Schedule for the 3rd Quarter
                                   1999 Form 10-Q.

(b)  Reports on Form 8-K

     The Corporation filed the following reports with respect to the indicated items in September 1999:

     Form 8-K\A dated September 27, 1999:
       Item 7.  Financial Statements and Exhibits

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 1999                   ICHOR CORPORATION


                                       By:   /s/ Michael J. Smith
                                            ----------------------------------
                                            Michael J. Smith, President, Chief
                                            Financial Officer and Treasurer

                                EXHIBIT INDEX

    Exhibit
    Number                       Description
    -------                      -----------

      27               Article 5 - Financial Data Schedule for the 3rd Quarter
                                   1999 Form 10-Q.