Form 10-K
period 1999-12-31
ICHOR CORP
filed 2000-03-30
CIK 927761

==========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                         ---------    ---------

                      Commission File Number 000-25132

                             ICHOR Corporation
          (Exact name of Registrant as specified in its charter)

                Delaware                              25-1741849
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

        Suite 1620, 400 Burrard Street
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,656,900 as of March 15, 2000, computed on the basis of the average of the bid and ask prices on such date.

As of March 27, 2000, there were 4,918,770 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1999 Proxy Statement to be filed within 120 days of the period ended December 31, 1999 are incorporated by reference into Part III.

==========================================================================

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

ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .5

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .6

                                PART II
                                -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .6

ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .7

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . 10

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . 10

                               PART III
                               --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . 10

ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . 10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . 11

                               PART IV
                               -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                PART I

ITEM 1.   BUSINESS

The Corporation

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

Development of the Corporation

From its inception to December 1997, the Corporation operated in the environmental services business. The Corporation's initial operations included a thermal treatment facility in Florida and remediation services offices in Florida and Pennsylvania. In December 1996, the Corporation acquired a waste oil recycling facility in Illinois.

The Corporation completed its initial public offering in February 1995.
In July 1996, Drummond Financial Corporation ("Drummond") acquired a 59.5% interest in the Corporation from PDG Environmental, Inc. In December 1996, the Corporation issued approximately 50.3% of the Corporation's common stock to TriMaine Holdings, Inc. ("TriMaine") (previously Logan International Corp.) as partial consideration for a loan receivable through which the Corporation acquired its waste oil recycling facility. TriMaine and Drummond are controlled by MFC Bancorp Ltd. ("MFC").

In response to changes in the Florida market, the Corporation closed certain remediation services offices and sold certain remediation facilities in 1995 and 1996. The Corporation sold the balance of its remediation services operations in April 1997 and its waste oil recycling facility in December 1997. In March 1998, the Corporation sold its wholly-owned subsidiary, ICHOR Services, Inc. ("Services"). In 1998, following the sale of Services, ICHOR provided consulting services to an industrial customer in Europe.

In the first quarter of 1998, the Corporation completed the issuance of an aggregate of 467,500 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 of the Corporation to affiliates of MFC. In December 1998, Drummond and Logan transferred all of their shares of common stock of the Corporation to a wholly-owned subsidiary of MFC. In the last quarter of 1999 the Corporation completed the issuance of an aggregate of 97,206 shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 2 of the Corporation to Drummond in consideration of a debt forgiveness of $972,060. For further information with respect to this transaction, including the Debt Settlement Agreement between Drummond and the Corporation dated November 30, 1999, see the Corporation's Form 8-K dated December 7, 1999.

On February 8, 2000, the Corporation's securities were delisted from the Nasdaq SmallCap Market for failure to meet listing qualifications. For further information with respect to such matter see the Corporation's Form 8-K dated February 9, 2000.

Current Business

In October, 1998, the Company entered into an agreement (the "Original Purchase Agreement") with the shareholders of Nazca Holdings Ltd. ("Nazca") to acquire all of the issued and outstanding shares of Nazca. Effective June 30, 1999, the Corporation and the former majority shareholders of Nazca entered into a revised agreement (the "Revised Agreement"), pursuant to which, the Original Purchase Agreement was replaced and the Corporation acquired approximately 87% of the issued and outstanding shares of common stock of Nazca.

Nazca, through a subsidiary, is in the business of the exploration for and development of ground water resources in Chile. Chile is divided into seven regions (referred to herein as "Regions I - VII") having separate regimes dealing with the grant and administration of Water Rights ("Water Rights"). Nazca completed a hydrogeological reconnaissance of Regions I and II in 1995 and 1996. Nazca's hydrogeological reconnaissance of Regions III - VII is currently ongoing. Nazca, through a subsidiary company, has applied for a number of exploration concessions (each a "Concession") and has been granted three Concessions to date and expects to be granted one additional Concession in the near future.

Exploration and development work is continuing with respect to Concessions having a potential production capacity of 1,300 litres/ second, with the objective of establishing perpetual Water Rights and supplying ground water to customers under long term supply agreements. A Water Right provides the holder a perpetual right to sell the amount of water flow (calculated in litres/second) from the Well which the Water Right pertains to. Following application, it can take up to two years for a Water Right to be granted. Following the grant of Water Rights, water may be legally sold by the holder thereof. To complete delivery of a water resource to an end-user, construction of a pumping station and piping to transmit the water must be completed, following which production and sales of water may commence. An alternative available to Nazca is to sell Water Rights after they are obtained rather than proceeding with the development of an operating utility. To date, applications for Water Rights for 57 litres/second of flow have been applied for by Nazca and are outstanding with the Direccion General de Aquas of Chile.

In connection with the Revised Agreement, the Corporation granted options in favour of certain former shareholders of Nazca, allowing them to repurchase shares of Nazca common stock sold to the Corporation in certain circumstances. In December of 1999, two former shareholders of Nazca purported to exercise their options to repurchase approximately 38% of Nazca's common stock. The Corporation believes the attempted exercise of the former shareholders' options to be invalid as certain conditions required to be met prior to exercise were not satisfied. However, as a result of the dispute the Corporation has accounted for its interest in Nazca on an equity accounting basis after having given effect to the purported option exercise.

At December 31, 1999, the Corporation had no employees.

ITEM 2.   PROPERTIES

The Corporation's administrative facilities are located on leased premises located in Vancouver, British Columbia, Canada.

ITEM 3.   LEGAL PROCEEDINGS

The Corporation is subject to routine litigation incidental to its business. The Corporation does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                               PART II
                               -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock were quoted on the NASDAQ SmallCap Market under the trading symbol "ICHR" until February 8, 2000 when the Corporation's securities were delisted from The Nasdaq Stock Market. The following table sets forth the quarterly high and low sale price per share of the Corporation's common stock for the periods indicated:

Fiscal Quarter Ended                  High               Low
--------------------                  ----               ----

1998
March 31                            $ 1.75              $ 1.25
June 30                               2.00                1.25
September 30                          2.25                1.25
December 31                           3.25                1.25

1999
March 31                            $ 2.88              $ 1.25
June 30                               3.25                1.50
September 30                          4.63                1.00
December 31                           5.00                2.00

(b) Shareholders. At March 27, 2000, the Corporation had approximately 15 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 1999, 1998 and 1997, respectively, the 11 months ended December 31, 1996 and the fiscal year ended January 31, 1996. In September 1996, the Corporation changed its fiscal year end from January 31 to December 31.



                          For the Year  For the Year  For the Year  For the 11    For the Year
                             Ended         Ended         Ended     Months Ended      Ended
                          December 31,  December 31,  December 31,  December 31,  January 31,
                          ------------  ------------  ------------  ------------  ------------
                             1999           1998          1997          1996          1996
                          ------------  ------------  ------------  ------------  ------------
                                    (Dollars in thousands, except per share amounts)

OPERATING DATA
Fee income                $   -         $  144        $     -       $     -       $    -
General and
  administrative expenses   373            497            418         1,042          791
Interest expense            192            102            613           423          406
Loss from continuing
  operations               (470)          (178)        (1,025)       (1,320)      (1,183)
Net loss                   (470)          (178)        (4,054)       (1,399)      (2,858)

COMMON SHARE DATA<F1>
Loss from continuing
  operations per
  common share            (0.14)         (0.08)         (0.21)        (0.51)       (0.48)
Net loss per
  common share            (0.14)         (0.08)         (0.83)        (0.54)       (1.16)
Weighted average common
  shares outstanding
  (in thousands)          4,910          4,908          4,913         2,586        2,456

BALANCE SHEET DATA
Working capital           2,289          2,141             89         3,903        2,417
Total assets              2,681          3,281          2,028         5,582        5,578
Long-term obligations         -              -              -         1,916            -
Total stockholders'
  equity                  2,652          2,141             89         1,987        2,438
------------

<F1>
(1)   Basic and diluted common share data is the same.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 1999, 1998 and 1997, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein. .

The Corporation sold its environmental remediation services operations in April 1997 and a waste oil recycling facility in December 1997. These operations have been accounted for as discontinued operations for the year ended December 31, 1997. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's method of presentation.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Revenues for the year ended December 31, 1999 decreased to $0.2 million, from $0.7 million for the comparative period of 1998 primarily as a result of the sale by the Corporation of Ichor Services, Inc. ("Services"), a wholly-owned subsidiary of the Corporation, in the first quarter of 1998 which was reported as a gain on disposal of a subsidiary in 1998.

Costs and expenses decreased to $0.7 million in the year ended December 31, 1999 from $0.9 million in the year ended December 31, 1998 primarily as a result of a decrease in general and administrative expenses resulting from the sale of Services and lower head office expenses, partially offset by an equity loss related to Nazca. In the year ended December 31, 1998, the Corporation had accrued $0.3 million in settlement of a class action lawsuit. Interest expense increased to $0.2 million in the year ended December 31, 1999 from $0.1 million in the year ended December 31, 1998 primarily as a result of interest paid on an amount owing under a line of credit with an affiliate. General and administrative expenses for the year ended December 31, 1999 decreased to $0.4 million from $0.5 million in the comparative period of 1998, primarily as a result of a decrease in employees of the Corporation.

The Corporation reported a net loss of $0.5 million, or $0.14 per share, in the year ended December 31, 1999. In the year ended December 31, 1998, the Corporation reported a net loss of $0.2 million, or $0.08 per share.


Results of Operations for the Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

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

Liquidity and Capital Resources

The Corporation had cash of $2.3 million at December 31, 1999, compared to $50,000 at December 31, 1998. The Corporation maintains a line of credit with an affiliate in the amount of $0.8 million to fund working capital requirements. The line of credit was fully utilized and repaid by the issuance of preferred stock as at December 31, 1999.

Net cash provided by operating activities was $0.6 million in the year ended December 31, 1999, compared to cash used by operating activities of $0.9 million in the year ended December 31, 1998. A decrease in accounts receivable provided cash of $0.5 million in the year ended December 31, 1999, compared to an increase in same using cash of $0.3 million in the comparable period of 1998. An increase in accounts payable and other liabilities provided cash of $21,000 in the year ended December 31, 1999 and used cash of $0.1 million in the year ended December 31,1998.

Investing activities provided cash of $1.6 million in the year ended December 31, 1999 primarily as a result of payment received on a promissory notes held by the Corporation. Investing activities in the year ended December 31, 1998 used cash of $1.5 million, primarily as a result of the acquisition of a note receivable. On October 20, 1998, the Corporation entered into an agreement to acquire all of the issued and outstanding shares of common stock of Nazca, which is in the business of the exploration for and development of ground water resources in Chile. See "Item 1. Business - Current Business" herein for further details with respect to the agreement. Under a revised agreement entered into with the majority shareholders of Nazca in July 1999, the original purchase agreement was replaced and the Corporation acquired approximately 87% of the issued and outstanding shares of common stock of Nazca effective June 30, 1999. For further information with respect to the transaction, including the revised agreement, see the Corporation's Form 8-K/A dated August 12, 1999, which is incorporated herein by reference.

In November of 1999, the Corporation collected all outstanding principal and interest due on a note receivable in the principal amount of $1.4 million, and collected the full amount of approximately $0.6 million due from an affiliate. In addition, in November of 1999 the Corporation repaid approximately $0.3 million in advances from affiliates.

Financing activities provided cash of $9,000 in the year ended December 31, 1999, compared to $2.2 million in the year ended December 31, 1998.

The Corporation believes that its assets and line of credit should enable the Corporation to meet its current ongoing requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and will seek such capital through debt and/or equity financing.

Year 2000

Many of the world's computer systems currently record years in a two-digit format. These computer systems may be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. To date, the Corporation has not experienced any significant problems as a result of the Year 2000 issue and based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems as it only utilizes commercially available software and personal computers, which are Year 2000 compliant. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has had communications with clients to ascertain their Year 2000 readiness and developed contingency plans as required. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

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

   (2)   Financial Statement Schedules

   Independent Auditors' Report
   Schedule II - Valuation and Qualifying Accounts
   Schedule III - Unaudited Financial Statements of Nazca Holdings Ltd.

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

   3.1      Articles of Incorporation.<F1>

   3.2 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated March 12, 1998.

   3.3 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

   3.4      Bylaws.<F1>






   10.1     Amended 1994 Stock Option Plan.<F2>

   10.2     1995 Qualified Incentive Stock Option Plan.<F2>

   10.3     Loan Agreement dated January 15, 1997 among Drummond Financial
            Corporation, the Corporation and ICHOR Services, Inc.<F5>

   10.4     Debt Settlement Agreement between Logan International Corp.
            and the Corporation dated February 20, 1998.<F4>

   10.5     Debt Settlement Agreement between Sutton Park International
            Ltd. and the Corporation dated February 20, 1998.<F4>

   10.6 Subscription Agreement between Constable Investments Ltd. and the Corporation dated February 26, 1998.<F4>

   10.7     Subscription Agreement between Conqueror Holdings Ltd. and the
            Corporation dated February 26, 1998.<F3>

   10.8     Subscription Agreement between Sutton Park International Ltd.
            and the Corporation dated February 26, 1998.<F4>

   10.9     Subscription Agreement between Zellstoff-und Papierfabrik
            Rosenthal GmbH and the Corporation dated February 26,
            1998.<F3>

   10.10 Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998.
            Incorporated by reference to the Corporation's Form 8-K dated
            October 20, 1998.

   10.11 Amendment to the Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17,
            1998.  Incorporated by reference to the Corporation's Form 8-
            K/A dated April 9, 1999.

   10.12 Revised Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated July 28,
            1999.  Incorporated by reference to the Corporation's Form 8-
            K/A dated August 12, 1999.

   10.13    Debt Settlement Agreement between Drummond Financial
            Corporation and the Corporation dated November 30, 1999.
            Incorporated by reference to the Corporation's Form 8-K dated
            December 7, 1999.

   23       Consent of Independent Auditors.

   27       Article 5 - Financial Data Schedule for the year ended
            December 31, 1999.
------------------

<F1>
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
<F2>
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
<F3>
(3) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1997.
<F4>
(4)  Incorporated by reference to a Schedule 13D\A dated March 13, 1998.
<F5>
(5) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.


(b)   Reports on Form 8-K

The Corporation filed the following reports with respect to the indicated items:

   Form 8-K dated October 26, 1999:
      Item 5. Other Events

   Form 8-K/A dated November 15, 1999:
      Item 5. Other Events
      Item 7. Financial Statements and Exhibits

   Form 8-K dated December 7, 1999:
      Item 5. Other Events
      Item 7. Financial Statements and Exhibits

   Form 8-K/A dated December 8, 1999:
      Item 5. Other Events

   Form 8-K dated February 9, 2000:
      Item 5. Other Events

--------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET SUITE 2300 SEATTLE WA 98101 (206) 382-7777 FAX 382-7700
                              CERTIFIED PUBLIC ACCOUNTANTS



                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------



To the Board of Directors and Shareholders
Ichor Corporation and Subsidiary



We have audited the consolidated balance sheets of Ichor Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ichor Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Peterson Sullivan P.L.L.C.
March 24, 2000
Seattle, Washington

                      ICHOR CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998
                          (In Thousands of Dollars)



            ASSETS                             1999               1998
                                            ---------          ---------

Current Assets
   Cash and cash equivalents                $   2,262           $     50
   Accounts receivable                             56                560
   Notes receivable                                 -              2,080
   Advances to affiliates                           -                540
   Other assets                                     -                 51
                                            ---------          ---------

            Total current assets                2,318              3,281

Investment in and advances to
   unconsolidated subsidiary                      363                  -
                                            ---------          ---------
                                            $   2,681           $  3,281
                                            =========          =========


The accompanying notes are an integral part of these financial statements.



   LIABILITIES AND SHAREHOLDERS' EQUITY        1999              1998
                                             ---------         ---------

Current Liabilities
  Accounts payable and other liabilities     $      29          $      8
  Advances from affiliates                           -             1,132
                                             ---------         ---------

            Total current liabilities               29             1,140

Shareholders' Equity
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; Series 1, nonvoting;
    shares issued and outstanding 564,706
    at December 31, 1999, and 467,500 at
    December 31, 1998                                6                 5
  Common stock, $.01 par value; 30,000,000
    shares authorized; shares issued
    4,981,570 at December 31, 1999, and
    4,970,320 at December 31, 1998                  50                50
  Additional paid-in capital on preferred
    stock                                        5,371             4,400
  Additional paid-in capital on common
    stock                                        5,752             5,743
  Retained deficit                              (8,456)           (7,986)
                                             ---------         ---------
                                                 2,723             2,212

  Less cost of 62,800 shares of common
    stock held in treasury at December 31,
    1999 and 1998                                  (71)              (71)
                                             ---------         ---------
                                                 2,652             2,141
                                             ---------         ---------
                                             $   2,681          $  3,281
                                             =========         =========


The accompanying notes are an integral part of these financial statements.

                       ICHOR CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1999, 1998 and 1997
           (In Thousands of Dollars, Except for Per Share Amounts)



                                              1999        1998      1997
                                             ------      ------   --------
Revenues
   Interest                                  $  153      $   92      $   6
   Fees                                           -         144          -
   Gain on disposal of a subsidiary               -         437          -
   Other                                         30           8          -
                                             ------      ------   --------
                                                183         681          6

Costs and expenses
   General and administrative                   373         497        418
   Interest                                     192         102        613
   Litigation settlement                          -         260          -
   Equity in loss of unconsolidated
     subsidiary                                  88           -          -
                                             ------      ------   --------
                                                653         859      1,031

Loss from continuing operations                (470)       (178)    (1,025)

Discontinued operations (any tax
   benefits from losses are fully
   reserved; any taxes associated with gains
   are offset by tax losses)
   Loss from operation of environmental
     remediation services segment                 -           -       (489)
   Gain on sale of environmental
     remediation services segment                 -           -         59
   Loss from operation of waste oil
     recycling facility                           -           -     (1,224)
   Loss on sale of waste oil recycling
     facility                                     -           -     (1,375)
                                             ------      ------   --------
Loss from discontinued operations                 -           -     (3,029)
                                             ------      ------   --------
            Net loss                         $ (470)     $ (178)  $ (4,054)

Basic loss per common share
   Loss from continuing operations           $ (.14)     $ (.08)  $   (.21)
   Discontinued operations                        -           -       (.62)
                                             ------      ------   --------
            Net loss                         $ (.14)     $ (.08)  $   (.83)
                                             ======      ======   ========


The accompanying notes are an integral part of these financial statements.

                       ICHOR CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Years Ended December 31, 1999, 1998 and 1997
                          (In Thousands of Dollars)



                        --------------Common Stock-------------  ------------Preferred Stock-----------
                                           Additional                              Additional
                        Number      Par     Paid-in    Treasury  Number of   Par     Paid-in   Retained
                        of Shares  Value    Capital    Stock      Shares    Value    Capital    Deficit   Total
                        ---------  -----   ---------   --------  ---------  -----  ----------  --------   -----

Balance at December
  31, 1996              4,922,720  $  50   $ 5,743     $  (52)         -    $   -    $   -     $ (3,754)  $1,987

Net loss                        -      -         -          -          -        -        -       (4,054)  (4,054)
Conversion of debt
  by other subsidiaries
  of the Company's
  parent                        -      -         -          -    217,500        2    2,173            -    2,175
Repurchase of common
  stock held in
  treasury                (15,200)     -         -        (19)         -        -        -            -      (19)
                        ---------  -----  --------    --------    ------  -------  -------  -----------  -------

Balance at December
  31, 1997              4,907,520     50     5,743        (71)   217,500        2    2,173       (7,808)      89

Net loss                        -      -         -          -          -        -        -         (178)    (178)
Preferred shares issued
  for cash (215,000
  shares purchased by
  related parties at
  $10 per share)                -      -         -          -    250,000        3    2,227            -    2,230
                        ---------  -----  --------  ---------    -------   ------  -------    ---------  -------
Balance at December
  31, 1998              4,907,520     50     5,743        (71)   467,500        5    4,400       (7,986)   2,141

Net loss                        -      -         -          -          -        -        -         (470)    (470)
Shares issued for
  exercise of options      11,250      -         9          -          -        -        -            -        9
Preferred shares issued
  for payment of debt
  to another subsidiary
  of MFC                        -      -         -          -     97,206        1      971            -      972
                        ---------  -----  --------  ---------    -------   -------   ------   ---------   ------
Balance at December
  31, 1999              4,918,770  $  50  $  5,752  $     (71)   467,500        5    4,400       (7,986)   2,141
                        =========  =====  ========  =========    =======   =======   ======   ==========  =======



The accompanying notes are an integral part of these financial statements.

                      ICHOR CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1999, 1998 and 1997
                        (In Thousands of Dollars)



                                             1999         1998      1997
                                            ------       ------    ------
Cash Flows from Operating Activities
  Net loss                                   $ (470)    $  (178)  $(4,054)
  Adjustments to reconcile net loss
    to cash flows from operating
    activities
    Equity in loss of unconsolidated
      subsidiary                                 88          -          -
    Gain on disposal of subsidiary                -        (437)        -
  Changes in current assets and
    liabilities
    Cash held in escrow                           -         145       637
    Accounts receivable                         504        (254)     (185)
    Advances to affiliates                      540        (270)     (270)
    Prepaid expenses and other assets             -           -       106
    Accounts payable and other liabilities       21        (115)     (403)
    Advances from affiliates                   (160)        352       360
    Net assets of discontinued operations         -           -     2,723
    Other                                        51        (100)       42
                                             ------      ------    ------
         Net cash provided by (used in)
           operating activities                 574        (857)   (1,044)

Cash Flows from Investing Activities
  Change in note receivable                   2,080      (1,400)        -
  Advances to unconsolidated subsidiary        (451)          -         -
  Investment                                      -         (50)        -
                                             ------      ------    ------
         Net cash provided by (used in)
           investing activities               1,629      (1,450)        -

Cash Flows from Financing Activities
  Proceeds from issuance of preferred
    shares                                        -       2,230         -
   Proceeds from issuance of common shares        9           -         -
   Purchase of stock held in treasury             -           -       (19)
   Proceeds from debt                             -           -       750
   Principal payments on debt                     -           -      (188)
                                             ------      ------    ------
         Net cash provided by financing
           activities                             9       2,230       543
                                             ------      ------    ------
Increase (decrease) in cash                   2,212         (77)     (501)

Cash, beginning of year                          50         127       628
                                             ------      ------    ------
Cash, end of year                           $ 2,262      $   50    $  127


The accompanying notes are an integral part of these financial statements.

                      ICHOR CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In Thousands of Dollars, Except for Per Share Amounts)


Note 1.  The Company and Summary of Significant Accounting Policies

The Company
-----------

Under an agreement, effective June 30, 1999, Ichor Corporation ("the Company") completed the acquisition of its present interest in Nazca Holdings Ltd. ("NHL"). A wholly-owned subsidiary of NHL is in the business of locating and developing ground water resources in Chile to be sold to mining, agricultural and public utility customers. NHL is included in these consolidated financial statements under the equity method beginning July 1, 1999. The Company was a subsidiary of MFC Bancorp Ltd. ("MFC") until December 1999. Prior to December 1997, the Company was in the environmental industry, providing environmental remediation services and operating a recycling waste oil facility. The Company sold the remediation services segment of its business in April 1997 for $147 in cash and retained the segment's current assets and liabilities. The waste oil recycling facility was sold in December 1997 for $1,000 including $320 in cash and a $680 note which was paid in 1999. Both segments were accounted for as discontinued operations and unless otherwise stated, all notes to financial statements relate to continuing operations. Further, in March 1998, the Company sold a subsidiary at a non-cash accounting gain of $437 which resulted from the assumption of the subsidiary's liabilities by the purchaser.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

Cash equivalents consist of highly liquid debt instruments with maturities of three months or less. Cash balances are occasionally in excess of federally insured amounts.

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

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The conversion of convertible preferred stock and stock options have not been reflected as exercised for the purposes of computing earnings or loss per share since the conversion of such stock or exercise of such options would be antidilutive. The weighted average number of shares was 4,910,386, 4,907,520 and 4,912,643 for the years ended December 31, 1999, 1998 and 1997. The loss from operations to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends in arrears of $237, $214 and none for 1999, 1998 and 1997, respectively.

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

Stock-Based Compensation
------------------------

Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. There is no stock-based compensation included in these consolidated financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the notes receivable and advances to/from an affiliate at December 31, 1998, were estimated to approximate their recorded values based on the terms of the instruments. Notes receivable at December 31, 1998, included $1,400 from one company which was secured and had interest at 8.75%. Interest paid amounted to none, $102 and $613 for 1999, 1998 and 1997, respectively.

New Accounting Standard
-----------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for periods beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company does not engage in any derivative or hedging activities, there should be no impact on its financial statements.


Note 2.  Investment In and Advances To Unconsolidated Subsidiary

The Company advanced $451 to NHL and has agreed to pay 20% of future operating cash flows, as defined, of the Chilean operations discussed in
Note 1 for the NHL shares. The following is a summary of NHL's financial position at December 31, 1999, and the results of its operations for the six-month period ended December 31, 1999.

        Assets                       $  1,313
        Liabilities                     1,231
        Shareholders' equity               82

        Revenues                     $     49
        Net loss                          180


Note 3.  Income Taxes

The reconciliation of income tax on income from continuing operations computed at the federal statutory rates to income tax expense is as follows:


                                         Years Ended December 31
                               ------------------------------------------
                                 1999              1998            1997
                               --------          --------        --------
Tax at statutory rate          $   (160)         $    (60)       $   (349)
Permanent difference
  associated with gain on
  disposal of subsidiary              -              (149)              -
Equity in loss of
  unconsolidated subsidiary          30                 -               -
Valuation allowance                 130               209             377
Other                                 -                 -             (28)
                               --------          --------        --------
                               $      -          $      -        $      -
                               ========          ========        ========


The significant components of the Company's deferred tax asset as of December 31, 1999 and 1998, is as follows:



                                            1999             1998
                                          --------         --------
Net operating loss carryforward           $  1,158         $  1,028

Valuation allowance for deferred
  tax asset                                 (1,158)          (1,028)
                                          --------         --------
Net deferred tax asset                    $      -         $    -
                                          ========         ========


The Company has a net operating loss carryforward of approximately $3,407 at December 31, 1999, which expires at: $756 in 2010; $35 in 2011; $1,449 in 2012; $785 in 2018; $382 in 2019. The Company's utilization of the losses is subject to limitation due to ownership and operational changes, except those that expire in 2012 and 2013.


Note 4.  Stock Option Plans

1994 Amended Stock Option Plan
------------------------------

The Company's 1994 stock option plan provides for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The following table summarizes information with respect to this plan:



                                                                  Weighted
                                                                  Average
                                                     Number of    Exercise
                                                     Shares       Price
                                                     ---------    --------

Outstanding at January 1, 1997                         179,500     $   .81
Granted                                                145,000        2.00
Canceled - Reusable                                    (89,500)       1.10
                                                      --------
Outstanding at December 31, 1997                       235,000        1.39
Canceled - Reusable                                    (30,000)       1.19
                                                      --------
Outstanding at December 31, 1998                       205,000        1.51
Exercised                                              (11,250)        .75
                                                      --------
Exercisable at December 31, 1999                       193,750     $  1.55
                                                      ========     =======
Reserved for future grants at December 31, 1999        145,000
                                                      ========


Almost all options have an expiration date ten years after issuance.

1995 Qualified Incentive Stock Option Plan
------------------------------------------

The Company's board of directors approved a second stock option plan on August 15, 1996 which provides for the issuance of up to 150,000 shares of the Company's common stock to key employees. The following table summarizes information with respect to this plan:




                                                                  Weighted
                                                                  Average
                                                     Number of    Exercise
                                                     Shares       Price
                                                     ---------    --------

Outstanding at January 1, 1997                         125,000    $    .75
Granted                                                      -           -
Canceled - Reusable                                    (25,000)        .75
                                                     ---------
Outstanding at December 31, 1999, 1998 and 1997        100,000    $    .75
                                                     =========    ========
Reserved for future grants at December 31, 1999         50,000
                                                     =========



Compensation
------------

For both the 1994 Amended Stock Option Plan and the 1995 Qualified Incentive Stock Option Plan, when options are granted, or the exercise price is adjusted, the exercise price cannot be less than the fair market value of the Company's common stock (as defined). However, had compensation expense been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," instead of the method used by the Company, there would have been no proforma effect with respect to net loss at either December 31, 1999 or 1998, and the effect at December 31, 1997, was not material.

--------------------------------------------------------------------------
PETERSON SULLIVAN P.L.L.C.
601 UNION STREET SUITE 2300 SEATTLE WA 98101 (206) 382-7777 FAX 382-7700
                            CERTIFIED PUBLIC ACCOUNTANTS


                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Ichor Corporation and Subsidiary



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



/s/ Peterson Sullivan P.L.L.C.
March 24, 2000
Seattle, Washington

                      ICHOR CORPORATION AND SUBSIDIARY
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Year Ended December 31, 1999, 1998 and 1997
                       (In Thousands of Dollars)



                                  Additions
                               ------------------
                   Balance at             Charged               Balance at
                   beginning   Charged    to other                 close
                   of period   to income  accounts  Deductions   of period
                   ----------  ---------  --------  ----------  ----------

Year Ended
  December 31,
  1999
Allowance for
  doubtful
  accounts         $       -   $      -   $      -  $       -   $        -
                   =========   ========   ========  =========   ==========

Year Ended
  December 31,
  1998                                                     (2)
Allowance for
  doubtful
  accounts         $     562   $      -   $      -  $     562   $        -
                   =========   ========   ========  =========   ==========

Year Ended
  December 31,
  1997                                                     (1)
Allowance for
  doubtful
  accounts         $     690   $      2   $      -  $     130   $      562
                   =========   ========   ========  =========   ==========


(1) Allowance for uncollectibility sold in conjunction with sale of waste oil recycling facility.
(2) Allowance for uncollectibility sold in conjunction with sale of ICHOR Services, Inc.

                        ICHOR CORPORATION AND SUBSIDIARY
                  SCHEDULE III - UNAUDITED FINANCIAL STATEMENTS
                            OF NAZCA HOLDINGS LTD.

                              NAZCA HOLDINGS LTD.
                          CONSOLIDATED BALANCE SHEET
                          December 31, 1999 and 1998
                          Expressed in U.S. dollars
                                  (Unaudited)



                                                     1999          1998

                ASSETS

Current Assets
  Tax debtors                                    $   30,058     $   22,492
  Directors' and employees' advances                      -            456
  Cash at bank and in hand                            2,291          5,791
                                                 ----------     ----------
                                                     32,349         28,739
Fixed Assets
  Office Equipment                                    6,289          8,385
  Database                                          140,000        140,000
  Concession development direct expenditure       1,134,099        835,430
                                                 ----------     ----------
                                                 $1,312,737     $1,012,554
                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Amounts due to directors and employees         $  269,999     $   78,203
  Amount due to affiliates                          794,941        339,619
  Tax creditors                                           -          5,002
  Accrued expenses                                  166,047        133,120
                                                 ----------     ----------
                                                  1,230,987        555,944
Shareholders' Equity
  Share capital                                   1,079,021      1,079,021
  Accumulated deficit                              (997,271)      (622,411)
                                                 ----------     ----------
                                                     81,750        456,610
                                                 ----------     ----------
                                                 $1,312,737     $1,012,554
                                                 ==========     ==========



                           NAZCA HOLDINGS LTD.
                  CONSOLIDATED PROFIT & LOSS ACCOUNT
            For the years ended December 31, 1999 and 1998
                       Expressed in U.S. dollars
                             (Unaudited)



                                                    1999          1998

Income
  Consultancy income                               $  48,681     $       -

Expenses
  Directors' fees                                          -        51,000
  Directors' and employees' salaries
    and benefits                                     209,976       140,655
  Legal and accounting fees                           56,242        32,976
  Administration and general expenses                100,835        57,599
  Interest charge                                     22,527        16,402
  Depreciation                                         2,096         1,000
  Exchange losses                                     31,865             -
                                                   ---------     ---------
                                                     423,541       299,632
                                                   ---------     ---------
Loss for the year                                   (374,860)     (299,632)

Accumulated deficit brought forward                 (622,411)     (322,779)
                                                   ---------     ---------
Accumulated deficit carried forward                $(997,271)    $(622,411)
                                                   =========     =========


                               NAZCA HOLDINGS LTD.
                      Notes to the Consolidated Accounts
                For the years ended December 31, 1999 and 1998
                                  (Unaudited)


1.   PRINCIPAL ACCOUNTING POLICIES

i)   Basis of accounting

     The accounts have been prepared under the historical cost convention, and in accordance with United States generally accepted accounting principles.

ii) Basis of consolidation

    The consolidated accounts include the accounts of the company and its wholly-owned subsidiary company Nazca S.A.

iii) Fixed Assets

    Office equipment is stated at cost less accumulated depreciation. Depreciation is computed to write down the cost over the estimated useful lives of the assets.

    The investment in the database is stated at cost.

    Concession development direct expenditure is stated at cost.
Amortisation will be computed to write down the cost over the estimated economic lives of the concessions, as soon as supply is commenced.

2.  SUBSIDIARY COMPANY

    Nazca S.A. is a development stage enterprise incorporated in Chile in November 1995 with the objective of exploring, developing and exploiting natural resources. It started water exploration activities in early 1996 in the northern regions of Chile where it owns several exploration concessions. The subsidiary company keeps its accounting records in Chilean currency, and its accounts have first been converted to United States generally accepted accounting principles and then translated into U.S. dollars.

3.  FUTURE OPERATIONS AND FINANCING

    Further financing arrangements through the sale of equity and offtake agreements for the sale of water are being negotiated. This financing will be used for development work including exploration and production well drilling and securing water rights on a number of concessions that the subsidiary company controls in northern Chile over the next 2 years.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000               ICHOR CORPORATION

                                    By:  /s/ J. Choi
                                        ----------------------------
                                    J. Choi, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. Choi                         March 29, 2000
-------------------------
J. Choi
President and Director


/s/ Young-Soo Ko                    March 29, 2000
-------------------------
Young-Soo Ko
Director


/s/ Jae-Sun Lee                     March 29, 2000
-------------------------
Jae-Sun Lee
Director


/s/ Michael J. Smith                March 29, 2000
-------------------------
Michael J. Smith, Chief
Financial Officer,
Treasurer and Secretary

                                  EXHIBIT INDEX

  Exhibit
  Number               Description
  -------              -----------

   2.1 Agreement and Plan of Merger dated October 1, 1996 between ICHOR Corporation and PDG Remediation, Inc. Incorporated by reference to the Corporation's Schedule 14C dated September 17, 1996.

   3.1   Articles of Incorporation.(1)

   3.2 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated March 12, 1998.

   3.3 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

   3.4   Bylaws.(1)

   10.1  Amended 1994 Stock Option Plan.(2)

   10.2  1995 Qualified Incentive Stock Option Plan.(2)

   10.3 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.(5)

   10.4 Debt Settlement Agreement between Logan International Corp. and the Corporation dated February 20, 1998.(4)

   10.5 Debt Settlement Agreement between Sutton Park International Ltd. and the Corporation dated February 20, 1998.(4)

   10.6 Subscription Agreement between Constable Investments Ltd. and the Corporation dated February 26, 1998.(4)

   10.7 Subscription Agreement between Conqueror Holdings Ltd. and the Corporation dated February 26, 1998.(3)

   10.8 Subscription Agreement between Sutton Park International Ltd. and the Corporation dated February 26, 1998.(4)

   10.9 Subscription Agreement between Zellstoff-und Papierfabrik Rosenthal GmbH and the Corporation dated February 26, 1998. (3)

   10.10 Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.

   10.11 Amendment to the Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K/A dated April 9, 1999.

   10.12 Revised Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated July 28, 1999. Incorporated by reference to the Corporation's Form 8-K/A dated August 12, 1999.

   10.13 Debt Settlement Agreement between Drummond Financial Corporation and the Corporation dated November 30, 1999. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

   23    Consent of Independent Auditors.

   27    Article 5 - Financial Data Schedule for the year ended December
         31, 1999.

-----------------
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
(3) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1997.
(4)  Incorporated by reference to a Schedule 13D\A dated March 13, 1998.
(5) Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.