Form 10-Q
period 2000-03-31
ICHOR CORP
filed 2000-05-15
CIK 927761

==========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                    OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______

                   Commission File Number:  000-25132

                           ICHOR CORPORATION
           (Exact name of Registrant as specified in its charter)

                  Delaware                          25-1741849
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

       6 Rue Charles-Bonnet, 1206 Geneva,
                 Switzerland
    (Address of principal executive offices)       (Postal Code)

                            (41 22) 818-2999
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X   No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                Class                        Outstanding at May 12, 2000
           Common Stock, $0.01                        4,918,770
              par value

==========================================================================

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


                      PART I.   FINANCIAL INFORMATION
                                ---------------------

ITEM 1.   FINANCIAL STATEMENTS



                             ICHOR CORPORATION

                    CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MARCH 31, 2000

                               (Unaudited)

                            ICHOR CORPORATION
                       Consolidated Balance Sheets
                               (Unaudited)
                         (dollars in thousands)



                                        March 31, 2000   December 31, 1999
                                        --------------   -----------------

                                ASSETS

Current Assets
   Cash and cash equivalents              $      2,206        $      2,262
   Accounts receivable                              27                  56
                                          ------------        ------------
         Total current assets                    2,233               2,318

Investment in and advances to
unconsolidated subsidiary                          317                 363
                                          ------------        ------------
                                          $      2,550        $      2,681
                                          ============        ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and other
   liabilities                            $         28        $         29
                                          ------------        ------------
         Total current liabilities                  28                  29

Shareholders' Equity
   Preferred stock                                   6                   6
   Common stock                                     50                  50
   Additional paid-in capital on
   preferred stock                               5,371               5,371
   Additional paid-in capital on
   common stock                                  5,752               5,752
   Retained deficit                             (8,586)             (8,456)
                                                 2,593               2,723

   Less cost of shares of common stock
      held in treasury                             (71)                (71)
                                          ------------        ------------
      Total equity                               2,522               2,652
                                          ------------        ------------
                                          $      2,550        $      2,681
                                          ============        ============


The accompanying notes are an integral part of these financial statements.

                             ICHOR CORPORATION
                  Consolidated Statements Of Operations
                                (Unaudited)
            (Dollars in thousands, except per share amounts)




                                           For the Three    For the Three
                                           Months Ended     Months Ended
                                           March 31, 2000   March 31, 1999
                                           --------------   --------------


Revenues
   Interest income                           $         29     $         48
   Other                                                -               13
                                             ------------     ------------
                                                       29               61
                                             ------------     ------------
Costs and expenses
   General and administrative expenses                113               72
   Equity in loss of unconsolidated
   subsidiary                                          46                -
                                             ------------     ------------
                                                      159               72
                                             ------------     ------------
Net loss                                     $       (130)    $        (11)
                                             ============     ============
Basic and diluted loss per share             $      (0.04)    $      (0.01)
                                             ============     ============



The accompanying notes are an integral part of these financial statements.

                            ICHOR CORPORATION
                 Consolidated Statements of Cash Flows
                               (Unaudited)
                         (dollars in thousands)




                                           For the Three    For the Three
                                           Months Ended     Months Ended
                                           March 31, 2000   March 31, 1999
                                           --------------   --------------


Cash Flows from Operating Activities:
   Net loss from continuing operations       $       (130)    $        (11)
   Adjustments to reconcile net loss to
      cash flows from operating activities:
         Equity in loss of unconsolidated
         subsidiary                                    46                -

   Changes in current assets and
   liabilities
      Accounts receivable                              29               50
      Advances from affiliates                          -              (40)
      Accounts payable and other
      liabilities                                      (1)              11
      Advances to affiliates                            -              (47)
      Other                                             -                1
                                             ------------     ------------
         Net cash used in operating
         activities                                   (56)             (36)

Cash Flows from Investing Activities:
   Decrease in note receivable                          -              680
                                             ------------     ------------
         Net cash provided in investing
         activities                                     -              680
                                             ------------     ------------
Cash Flows from Financing Activities:
                                                        -                -
                                             ------------     ------------
         Net cash provided by financing
         activities                                     -                -
                                             ------------     ------------
Increase (decrease) in cash and cash
equivalents                                           (56)             644
Cash and cash equivalents, beginning
of period                                           2,262               50
                                             ------------     ------------
Cash and cash equivalents, end
of period                                    $      2,206     $        694
                                             ============     ============



The accompanying notes are an integral part of these financial statements.

                             ICHOR CORPORATION
               Notes to Consolidated Financial Statements
                              March 31, 2000
                                (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements of ICHOR Corporation (the
"Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three month period ended March 31, 2000 were of a normal, recurring nature. The amounts presented for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the three month period ended March 31, 2000 and 1999, respectively. The weighted average number of shares outstanding was 4,918,770 and 4,907,520 for the three month periods ended March 31, 2000 and 1999, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. The conversion of convertible preferred shares, stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the three month periods ended March 31, 2000 and 1999 since the exercise of such options and warrants would be anti-dilutive.

Note 3.  Acquisitions

Under an agreement effective June 30, 1999, the Corporation completed the acquisition of its present interest in Nazca Holdings Ltd. ("NHL"). A wholly-owned subsidiary of NHL is in the business of locating and developing ground water resources in Chile to be sold to mining, agricultural and public utility customers. NHL is included in these consolidated financial statements under the equity method.

                     PART I.   FINANCIAL INFORMATION
                               ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the three month period ended March 31, 2000 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Revenues for the three months ended March 31, 2000 decreased to $29,000 from $61,000 for the comparative period of 1999, primarily as a result of a decrease in the note receivable. Interest income decreased to $29,000 in the current period from $48,000 in the comparative period of 1999.

Costs and expenses increased to $159,000 for the three months ended March 31, 2000 from $72,000 for the three months ended March 31, 1999, primarily as a result of an increase in general and administrative expenses and in the equity in loss of an unconsolidated subsidiary.

The Corporation reported a net loss of $130,000, or $0.04 per share, in the three months ended March 31, 2000, compared to $11,000, or $0.01 per share, in the three months ended March 31, 1999.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $2.2 million at March 31, 2000, compared to $2.3 million at December 31, 1999.

Net cash used by operating activities was $56,000 in the three months ended March 31, 2000, compared to cash used by operating activities of $36,000 in the three months ended March 31, 1999. A decrease in accounts receivable in the three months ended March 31, 2000 provided cash of $29,000, compared to $50,000 in the comparative period in 1999.

The Corporation believes that its assets should enable the Corporation to meet its current ongoing requirements. The Corporation anticipates that it may require substantial capital to pursue current and future acquisitions of businesses and/or operating assets and will seek such capital through debt and/or equity financing.

Year 2000

The Corporation has not experienced any difficulties associated with the changeover to the year 2000. While management of the Corporation believes that it took adequate steps to address the year 2000 issue, and the Corporation is not aware of any difficulties experienced by its clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 may not arise in the future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                         Description
      -------                        -----------

        27          Article 5 - Financial Data Schedule for the 1st
                    Quarter 2000 Form 10-Q.

(b)   Reports on Form 8-K

      The Corporation filed the following reports with respect to the indicated items:

         Form 8-K dated February 9, 2000
               Item 5.  Other Events

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 12, 2000
                                   ICHOR CORPORATION


                                   By:  /s/ Michael J. Smith
                                        ----------------------------------
                                        Secretary

                               EXHIBIT INDEX

     Exhibit
     Number                          Description
     -------                         -----------

       27        Article 5 - Financial Data Schedule for the 1st Quarter
                 2000 Form 10-Q.