Form 10-Q
period 2000-06-30
ICHOR CORP
filed 2000-08-11
CIK 927761

==========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

                              (41 22) 818-2999
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                       Outstanding at August 9, 2000
              -----                       -----------------------------
       Common Stock, $0.01,                         4,918,770
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


                     PART I.   FINANCIAL INFORMATION
                               ---------------------

ITEM 1.    FINANCIAL STATEMENTS



                            ICHOR CORPORATION

                    CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (Unaudited)

                      ICHOR CORPORATION AND SUBSIDIARY
                        Consolidated Balance Sheets
                                (Unaudited)
                          (Dollars in thousands)

                                        June 30, 2000   December 31, 1999
                                        -------------   -----------------
                                  ASSETS

Current Assets
  Cash and cash equivalents             $       2,152   $          2,262
  Accounts receivable                              11                 56
                                        -------------   ----------------
    Total current assets                        2,163              2,318

Investment in and advances to
  unconsolidated subsidiary                       302                363
                                        -------------   ----------------
                                        $       2,465   $          2,681
                                        =============   ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other
    liabilities                         $          17   $             29
                                        -------------   ----------------
    Total current liabilities                      17                 29

Shareholders' Equity
  Preferred stock                                   6                  6
  Common stock                                     50                 50
  Additional paid-in capital on
    preferred stock                             5,371              5,371
  Additional paid-in capital on
    common stock                                5,752              5,752
  Retained deficit                             (8,660)            (8,456)
                                        -------------   ----------------
                                                2,519              2,723

Less cost of shares of common stock
  held in treasury                                (71)               (71)
                                        -------------   ----------------
    Total equity                                2,448              2,652
                                        -------------   ----------------
                                        $       2,465   $          2,681
                                        =============   ================


The accompanying notes are an integral part of these financial statements.

                          ICHOR CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Operations
                                      (Unaudited)
                    (Dollars in thousands, except per share amounts)

                                           For the Six      For the Six
                                           Months Ended     Months Ended
                                           June 30, 2000    June 30, 1999
                                           -------------    -------------
Revenues
  Interest income                          $          57    $          89
  Other                                                -               30
                                           -------------    -------------
                                                      57              119
                                           -------------   --------------
Costs and expenses
  General and administrative expenses                200              132
  Equity in loss of unconsolidated
    subsidiary                                        61                -
                                           -------------   --------------
                                                     261              132
                                           -------------   --------------

Net loss                                   $        (204)   $         (13)
                                           =============    =============

Basic and diluted loss per share           $       (0.07)   $       (0.03)
                                           =============    =============


The accompanying notes are an integral part of these financial statements.

                          ICHOR CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Operations
                                      (Unaudited)
                    (Dollars in thousands, except per share amounts)

                                           For the Three    For the Three
                                           Months Ended     Months Ended
                                           June 30, 2000    June 30, 1999
                                           -------------    -------------
Revenues
  Interest income                          $          28    $          41
  Other                                                -               17
                                           -------------    -------------
                                                      28               58
                                           -------------    -------------
Costs and expenses
  General and administrative expenses                 87               60
  Equity in loss of unconsolidated
    subsidiary                                        15                -
                                           -------------    -------------
                                                     102               60
                                           -------------    -------------

Net loss                                   $         (74)   $          (2)
                                           =============    =============

Basic and diluted loss per share           $       (0.03)   $       (0.01)
                                           =============    =============


The accompanying notes are an integral part of these financial statements.

                          ICHOR CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                      (Unaudited)
                                (Dollars in thousands)

                                           For the Six      For the Six
                                           Months Ended     Months Ended
                                           June 30, 2000    June 30, 1999
                                           -------------    -------------

Cash Flows from Operating Activities:
  Net loss from continuing operations      $        (204)   $         (13)
  Adjustments to reconcile net loss to
   cash flows from operating activities:
    Equity in loss of unconsolidated
        subsidiary                                    61                -

  Changes in current assets and liabilities:
    Accounts receivable                               45               16
    Advances from affiliates                           -              (40)
    Accounts payable and other liabilities           (12)               5
    Advances to affiliates                             -              (47)
                                            ------------    -------------
      Net cash used in operating activities         (110)             (79)

Cash Flows from Investing Activities:
  Purchase of a subsidiary, net of cash
    acquired                                           -               16
  Decrease in note receivable                          -              680
                                            ------------    -------------
      Net cash provided by investing
        activities                                     -              696
                                            ------------    -------------

Cash Flows from Financing Activities:                  -                -
                                            ------------    -------------
      Net cash provided by financing
        activities                                     -                -
                                            ------------    -------------

Increase (decrease) in cash and cash
  equivalents                                       (110)             617
Cash and cash equivalents, beginning of
  period                                           2,262               50
                                            ------------    -------------
Cash and cash equivalents, end of
  period                                    $      2,152    $         667
                                            ============    =============


The accompanying notes are an integral part of these financial statements.

                          ICHOR CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                                   June 30, 2000
                                    (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements of ICHOR Corporation (the
"Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the six months and three months ended June 30, 2000, respectively, were of a normal, recurring nature. The amounts presented for the six months and three months ended June 30, 2000 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the six months and three months ended June 30, 2000 and 1999, respectively. The weighted average number of shares outstanding was 4,918,770 and 4,907,520 for the six months ended June 30, 2000 and 1999, respectively, and 4,918,770 and 4,907, 520 for the three months ended June 30, 2000 and 1999, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. The conversion of convertible preferred shares, stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the six months and the three months ended June 30, 2000 and 1999, respectively, since the exercise of such options and warrants would be anti-dilutive.

                         PART I.   FINANCIAL INFORMATION
                                   ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the six months ended June 30, 2000 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Revenues for the six months ended June 30, 2000 decreased to $57,000 from $119,000 for the comparative period of 1999, primarily as a result of a decrease in the note receivable. Interest income decreased to $57,000 in the current period from $89,000 in the comparative period of 1999.

Costs and expenses increased to $261,000 for the six months ended June 30, 2000 from $132,000 for the six months ended June 30, 1999, primarily as a result of an increase in general and administrative expenses and in the equity in loss of an unconsolidated subsidiary.

The Corporation reported a net loss of $204,000, or $0.07 per share, in the six months ended June 30, 2000, compared to a net loss of $13,000, or $0.03 per share, in the six months ended June 30, 1999.

Results of Operations - Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Revenues for the three months ended June 30, 2000 decreased to $28,000 from $58,000 for the comparative period of 1999, primarily as a result of a decrease in the note receivable. Interest income decreased to $28,000 in the current period from $41,000 in the comparative period of 1999.

Costs and expenses increased to $102,000 for the three months ended June 30, 2000 from $60,000 for the three months ended June 30, 1999, primarily as a result of an increase in general and administrative expenses and in the equity in loss of an unconsolidated subsidiary.

The Corporation reported a net loss of $74,000, or $0.03 per share, in the three months ended June 30, 2000, compared to a net loss of $2,000, or $0.01 per share, in the three months ended June 30, 1999.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $2.2 million at June 30, 2000, compared to $2.3 million at December 31, 1999.

Net cash used by operating activities was $110,000 in the six months ended June 30, 2000, compared to $79,000 in the six months ended June 30, 1999. A decrease in accounts receivable in the six months ended June 30, 2000 provided cash of $45,000, compared to $16,000 in the comparative period in 1999.

The Corporation previously acquired approximately 87% of the issued and outstanding shares of common stock of Nazca Holdings Ltd. ("Nazca") effective June 30, 1999, pursuant to a purchase agreement (the "Purchase Agreement") among the Corporation and the former majority holders (the "Vendors") of the shares (the "Shares") of common stock of Nazca. Nazca, through a subsidiary, is in the business of the exploration for and development of groundwater resources in Chile.

In 1999 two of the Vendors purported to exercise an option (the "Option") granted pursuant to the Purchase Agreement to reacquire approximately 37.6% of the Shares. The Corporation believed the attempted exercise to be invalid, as the conditions to be met prior to exercise were not satisfied. A dispute arose between the two Vendors purporting to exercise the Option and the Corporation as to the validity of the exercise of the Option.

In order to settle the dispute relating to the purported exercise of the Option, effective July 28, 2000, the Corporation completed an agreement with one of the Vendors to sell all of the Corporation's interest in the Shares of Nazca and certain receivables due from Nazca to the Corporation (the "Receivables"), in exchange for a promissory note from that Vendor in the amount of $600,000 which accrues interest at the rate of 5% per annum and is due on June 30, 2001. The Corporation also obtained a release from, and granted a release to, Nazca and the Vendors with respect to any claims arising out of or connected with Nazca. The consideration payable for the Shares and the Receivables is the result of a negotiated settlement of a disputed claim. As a result of the foregoing the Corporation has no further interest in Nazca.

For further information with respect to the settlement, including the agreement with the Vendor referred to above, see the Corporation's Form 8-K dated August 9, 2000, which is incorporated herein by reference.

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

<PAGE 10>


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Not applicable.

                           PART II.   OTHER INFORMATION
                                      -----------------

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is not presently subject to any material legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                                 Description
     --------                               -----------

       27                Article 5 - Financial Data Schedule for the 2nd
                                     Quarter 2000 Form 10-Q.

(b)  Reports on Form 8-K

     A report on Form 8-K dated August 9, 2000 was filed under:

          Item 2.     Acquisition or Disposition of Assets.
          Item 7.     Financial Statements and Exhibits.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 9, 2000
                                          ICHOR CORPORATION


                                          By:  /s/ Michael J. Smith
                                               --------------------
                                               Michael J. Smith
                                               Secretary

                                  EXHIBIT INDEX

   Exhibit
   Number                                   Description
   --------                                 -----------

      27                   Article 5 - Financial Data Schedule for the 2nd
                                       Quarter 2000 Form 10-Q.