Form 10-Q
period 2000-09-30
ICHOR CORP
filed 2000-11-14
CIK 927761

==========================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

                          17 Dame Street, Dublin 2
                                  Ireland
                 (Address of principal executive offices)

                               (3531) 679 1688
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ----   ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class                   Outstanding at November 13, 2000
            ------                  -------------------------------
      Common Stock, $0.01                      4,918,770
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


                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.     FINANCIAL STATEMENTS



                             ICHOR CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                (Unaudited)

                             ICHOR CORPORATION
                        Consolidated Balance Sheets
                                (Unaudited)
                           (dollars in thousands)

                                     September 30, 2000  December 31, 1999
                                     ------------------  -----------------

                                   ASSETS

Current Assets
  Cash and cash equivalents                 $     2,099      $      2,262
  Accounts receivable, net                           23                56
  Note receivable                                   600                 -
                                            -----------      ------------
           Total current assets                   2,722             2,318

Investment in and advances to
unconsolidated subsidiary                             -               363
                                            -----------      ------------
                                            $     2,722      $      2,681
                                            ===========      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities    $         1      $         29
                                            -----------      ------------
           Total current liabilities                  1                29

Shareholders' Equity
  Preferred stock                                     6                 6
  Common stock                                       50                50
  Additional paid-in capital on
  preferred stock                                 5,371             5,371
  Additional paid-in capital on common stock      5,752             5,752
  Retained deficit                               (8,387)           (8,456)
                                            -----------      ------------
                                                  2,792             2,723

  Less cost of shares of common stock
    held in treasury                                (71)              (71)
                                            ------------     ------------
      Total equity                                 2,721            2,652
                                            ------------     ------------
                                            $      2,722     $      2,681
                                            ============     ============

The accompanying notes are an integral part of these financial statements.

                             ICHOR CORPORATION
                   Consolidated Statements of Operations
                                (Unaudited)
              (dollars in thousands, except per share amounts)

                                    For the Nine        For the Nine
                                    Months Ended        Months Ended
                                    September 30, 2000  September 30, 1999
                                    ------------------  ------------------
Revenues
  Interest income                         $       101        $         126
  Gain on disposal of an unconsolidated
    subsidiary                                    298                    -
  Other                                             6                   30
                                          -----------        -------------
                                                  405                  156
                                          -----------        -------------

Costs and expenses
  General and administrative expenses             275                  289
  Equity in loss of an unconsolidated
     subsidiary                                    61                    -
                                          -----------        -------------
                                                  336                  289
                                          -----------        -------------

Income (loss) before minority interest             69                 (133)

Minority interest                                   -                    7
                                          -----------        -------------

Net income (loss)                         $        69        $        (126)
                                          ===========        =============

Basic and diluted loss per share          $     (0.03)       $       (0.06)
                                          ===========        =============


The accompanying notes are an integral part of these financial statements.

                             ICHOR CORPORATION
                   Consolidated Statements of Operations
                                (Unaudited)
             (dollars in thousands, except per share amounts)

                                    For the Three       For the Three
                                    Months Ended        Months Ended
                                    September 30, 2000  September 30, 1999
                                    ------------------  ------------------
Revenues
  Interest income                         $        44        $          37
  Gain on disposal of an unconsolidated
    subsidiary                                    298                    -
  Other                                             6                    -
                                          -----------        -------------
                                                  348                   37
                                          -----------        -------------

Costs and expenses
  General and administrative expenses              75                  157
                                          -----------        -------------
                                                   75                  157
                                          -----------        -------------

Income (loss) before minority interest            273                 (120)

Minority interest                                   -                    7
                                          -----------        -------------

Net income (loss)                         $       273        $        (113)
                                          ===========        =============

Basic earnings (loss) per share           $      0.04        $       (0.03)
                                          ===========        =============

Diluted earnings (loss) per share         $      0.02        $       (0.03)
                                          ===========        =============

The accompanying notes are an integral part of these financial statements.

                             ICHOR CORPORATION
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                          (dollars in thousands)

                                    For the Nine        For the Nine
                                    Months Ended        Months Ended
                                    September 30, 2000  September 30, 1999
                                    ------------------  ------------------
Cash Flows from Operating Activies:
  Net income (loss)                       $        69        $        (126)
  Adjustments to reconcile net income
    (loss) to cash flows from operating
    activities
    Gain on disposal of an unconsolidated
      subsidiary                                 (298)                   -
    Equity in loss of an unconsolidated
      subsidiary                                   61                    -
    Minority interest                               -                   (7)

Changes in current assets and liabilities
  Accounts receivable                              33                  283
  Accounts Payable and other liabilities          (28)                  81
  Advance to affiliate                              -                  (47)
  Advance from affiliate                            -                  (40)
                                          ------------       -------------
      Net cash provided by (used in)
        operating activities                     (163)                 144

Cash Flows from Investing Activities:
  Purchase of subsidiary, net of
    cash acquired                                   -                   16
  Decrease in note receivable                       -                  680
  Increase in resource property                     -                 (116)
                                          ------------        ------------
        Net cash provided by
          investing activities                      -                  580

Cash Flows from Financing Activities:
  Proceeds from issuance of
    common shares, net                              -                    9
                                          ------------        ------------
      Net cash provided by financial
        activities                                  -                    9
                                          ------------        ------------

Increase (decrease) in cash and cash
  equivalents                                    (163)                 733
Cash and cash equivalents, beginning
  of period                                     2,262                   50
                                          -----------         ------------
Cash and cash equivalents, end
  of period                               $     2,099         $        783
                                          ===========         ============

The accompanying notes are an integral part of these financial statements.

                             ICHOR CORPORATION
                Notes to consolidated Financial Statements
                             September 30, 2000
                                (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements of ICHOR Corporation (the
"Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the nine and three month periods ended September 30, 2000 were of a normal, recurring nature. The amounts presented for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1999, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the nine and three month periods ended September 30, 2000 and 1999, respectively. The weighted average number of shares outstanding was 4,918,770 and 4,907,561 for the nine month period ended September 30, 2000 and 1999, respectively, and 4,918,770 and 4,907,642 for the three month period ended September 30, 2000 and 1999, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the nine and three month periods ended September 30, 2000 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended September 30, 2000

Revenues for the nine months ended September 30, 2000 increased to $0.4 million from $0.2 million for the comparative period of 1999, primarily as a result of an accounting gain on the disposal of an unconsolidated subsidiary. Interest income was $0.1 million for the nine months ended September 30, 2000 and 1999, respectively.

Costs and expenses were $0.3 million for the nine months ended September 30, 2000 and 1999, respectively.

The Corporation reported net income of $0.1 million, or a loss of $0.03 per common share, in the nine months ended September 30, 2000, compared to a net loss of $0.1 million, or a loss of $0.06 per common share, in the nine months ended September 30, 1999.

Results of Operations - Three Months Ended September 30, 2000

Revenues for the three months ended September 30, 2000 increased to $0.3 million from $37,000 for the comparative period in 1999 primarily as a result of an accounting gain on the disposal of an unconsolidated subsidiary.

Costs and expenses which were comprised of general and administrative expenses decreased to $0.1 million in the three months ended September 30, 2000 from $0.2 million in the three months ended September 30, 1999.

Net income for the period was $0.3 million, or $0.04 basic earnings per common share, compared to a net loss of $0.1 million, or $0.03 basic loss per common share, for the comparative period of 1999.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $2.1 million at September 30, 2000, compared to $2.3 million at December 31, 1999.

Net cash used in operating activities was $163,000 in the nine months ended September 30, 2000, compared to net cash provided by operating activities of $144,000 in the nine months ended September 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on July 12, 2000. At the meeting, Jae-Sun Lee was re-elected as a director of the Corporation for a three year term, as follows:

                                                          ABSTENTIONS AND
                     VOTES FOR          VOTES WITHHELD    BROKER NON-VOTES
                     ---------          --------------    ----------------

Jae Sun Lee          4,423,811              1,000                 0

Jin Soo Choi and Young-Soo Ko continued their terms as directors of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                        Description
     -------                       -----------

       27           Article 5 - Financial Data Schedule for the 3rd
                                Quarter 2000 Form 10-Q.

(b)  Reports on Form 8-K

     The Corporation filed the following reports with respect to the indicated items during the third quarter ended September 30, 2000:

     Form 8 K/A dated August 9, 2000
         Item 2.  Acquisition and Disposition of Assets
         Item 7.  Financial Statements and Exhibits

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 14, 2000

                                               ICHOR CORPORATION

                                           By: /s/ J. Choi
                                               -------------------------
                                               J. Choi, President and
                                               Director


                                           By: /s/ Michael J. Smith
                                               -------------------------
                                               Michael J. Smith, Secretary

                               EXHIBIT INDEX

     Exhibit
     Number               Description
      -------              -----------

     27        Article 5 - Financial Data Schedule for the 3rd
                        Quarter 2000 Form 10-Q.