Form 10-K
period 2000-12-31
ICHOR CORP
filed 2001-03-14
CIK 927761

==========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000

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

            17 Dame Street
          Dublin 2, Ireland
  (Address of principal executive offices)          (Postal Code)

    Registrant's telephone number, including area code:  (3531) 679-1688

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,049,976 as of March 9, 2001, computed on the basis of the average of the bid and ask prices on such date.

As of March 9, 2001, there were 8,165,830 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Proxy Statement to be filed within 120 days of the period ended December 31, 2000 are incorporated by reference into Part III.

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

                             TABLE OF CONTENTS
                             -----------------

PAGE
----

                                  PART I
                                  ------

ITEM 1.    BUSINESS                                                    4

ITEM 2.    PROPERTIES                                                  6

ITEM 3.    LEGAL PROCEEDINGS                                           6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         6

                                  PART II
                                  -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                         7

ITEM 6.    SELECTED FINANCIAL DATA                                     8

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         8

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                10

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                10

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                        10

                                  PART III
                                  --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         11

ITEM 11.   EXECUTIVE COMPENSATION                                     11

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                             11

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             11

                                  PART IV
                                  -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K                                                12

SIGNATURES                                                            26

                                   PART I
                                   ------

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

Effective June 30, 1999, the Corporation entered into a revised purchase agreement (the "Purchase Agreement") with the former majority shareholders of Nazca Holdings Ltd. ("Nazca") pursuant to which the Corporation acquired approximately 87% of the issued and outstanding shares of common stock of Nazca. Nazca was in the business of the exploration for and development of groundwater resources in Chile.

In connection with the Purchase Agreement, the Corporation granted options (the "Options") in favour of the former majority shareholders of Nazca, allowing them to repurchase shares of Nazca common stock sold to the Corporation in certain circumstances. In order to settle a dispute relating to the validity of the purported exercise of the Options by two former shareholders of Nazca in December 1999, the Corporation completed an agreement dated for reference May 15, 2000 with one of the former shareholders of Nazca to sell all of the Corporation's interest in the common stock of Nazca and loans made by the Corporation to Nazca to fund groundwater resource exploration and development, for a promissory note in the amount of $600,000 which accrues interest at the rate of 5% per annum and is due on June 30, 2001. As a result of the settlement, the Corporation has no further interest in Nazca. The promissory note was subsequently sold by the Corporation to an affiliate for $600,000 in December 2000.

Following the Corporation's disposal of its interest in Nazca in July 2000, the Corporation did not have an operating business. The Corporation's focus was on the identification of a particular business or industry within which it would seek an acquisition or merger.

Hippocampe S.A.

In December 2000, the Corporation agreed to acquire substantially all of the shares of Hippocampe S.A. ("Hippocampe") in consideration for shares of common stock and securities exchangeable into shares of common stock of the Corporation. Hippocampe is a biotechnology research and development company organized in 1990 under the laws of France, with research activities coordinated in Lyon, France.

To effect the acquisition of Hippocampe, the Corporation entered into a share exchange agreement ("Agreement A") dated for reference December 13, 2000 with shareholders owning approximately 50.7% of the issued and outstanding shares of Hippocampe. Pursuant to Agreement A, such Hippocampe shareholders have agreed to transfer their shares of Hippocampe to the Corporation in exchange for the issuance of shares of common stock of the Corporation.

The Corporation also entered into a separate share exchange agreement ("Agreement B") dated for reference December 13, 2000 with shareholders owning approximately 49.2% of the issued and outstanding shares of Hippocampe. Pursuant to Agreement B, such Hippocampe shareholders have agreed to transfer their shares of Hippocampe to a new wholly-owned subsidiary that the Corporation will establish under the laws of Luxembourg ("LuxCo"). In exchange for their shares of Hippocampe, such Hippocampe shareholders will be issued preferred shares of LuxCo which are exchangeable into shares of common stock of the Corporation at the option of the holder.

Upon the closing of the share exchange, the Corporation will contribute and transfer to LuxCo the shares of Hippocampe that the Corporation receives from Hippocampe shareholders under Agreement A for additional common shares of LuxCo. Hippocampe will become an approximately 99.9%-owned subsidiary of LuxCo, which, in turn, will be a wholly-owned subsidiary of the Corporation.

In connection with the share exchange, effective December 29, 2000, all of the 467,500 issued and outstanding shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 1 of the Corporation and 97,206 issued and outstanding shares of 5% Cumulative Redeemable Convertible Preferred Stock, Series 2 of the Corporation were, in aggregate, redeemed for $2.2 million and converted for 3,247,060 shares of common stock of the Corporation.

Hippocampe's focus is fundamental and applied research in human and veterinary biology and medicine, with a particular emphasis on humanitarian aspects of such research (i.e., retroviral pathogenesis, such as AIDS, oncogenesis and organ transplantation). Hippocampe's current objective is to develop vaccine and therapeutic compounds and specific therapies for certain retroviral diseases or diseases with a viral autoimmune content. The first products and applications target human and animal AIDS.

The basic operational strategy of Hippocampe has been to divide its main areas of research into discrete modules, each with its own scientific interest. The research on these modules is outsourced under Hippocampe's supervision to specialized and complementary, public and private research teams. Hippocampe organizes the schedule and progress of the individual research teams to facilitate the overall development of its research goals. The research teams are authorized to co-publish their results at the appropriate time and in agreement with Hippocampe. However, Hippocampe retains all intellectual property rights on the combined research results and applies for patent protection of the research results whenever such protection is justified.

Hippocampe has a limited operating history and its products are in an early stage of development. However, Hippocampe believes it has made a major finding with a new and precise molecular mimicry between a conserved part of GP41 (an HIV transmembrane protein) in a trimeric form and interleukine-2, the immune system's conductor protein. This discovery may explain that an HIV infection can trigger an immune response that turns against the immune system itself. This research indicates potential for a major link that may have a significant impact in developing animal and human AIDS vaccines and therapeutic molecules in the field of HIV and FIV infection.

The key principal of Hippocampe is Dr. Pierre-Francois Serres. Dr. Serres began his career as a professor and researcher at the medical faculty of the University of Lyon in France. From 1975 and prior to starting Hippocampe, he held various teaching and research positions at French medical universities and biomedical institutes, among them the Institut Pasteur in Lyon, France. Dr. Serres founded Hippocampe in 1990.

For further information with respect to the share exchange and Hippocampe, and certain risk factors relating thereto, see the Corporation's Form 8-K dated December 27, 2000 and Form 8-K/A dated January 30, 2001, both of which are incorporated by reference herein, and the Corporation's
Preliminary Schedule 14C dated January 31, 2001.

At December 31, 2000, the Corporation had no full-time employees.

ITEM 2.    PROPERTIES

The Corporation's office is located on leased premises located in Dublin, Ireland.

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

                                  PART II
                                  -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock was quoted on the NASDAQ SmallCap Market under the trading symbol "ICHR" until February 8, 2000 when the Corporation's common stock was delisted from The Nasdaq Stock Market for failure to meet listing qualifications. The Corporation's common stock is now quoted on the OTC Bulletin Board under the symbol "ICHR". The following table sets forth the quarterly high and low sale price per share of the Corporation's common stock for the periods indicated:




Fiscal Quarter Ended                High            Low
--------------------                ----            ---

1999
March 31                          $ 2.88          $ 1.25
June 30                             3.25            1.50
September 30                        4.63            1.00
December 31                         5.00            2.00

2000
March 31                          $ 3.25          $ 1.50
June 30                             2.00            0.50
September 30                        0.59            0.49
December 31                         3.44            0.38



(b) Shareholders. At March 9, 2001, the Corporation had approximately 18 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2000, 1999, 1998 and 1997, respectively, and the 11 months ended December 31, 1996. In September 1996, the Corporation changed its fiscal year end from January 31 to December 31.









                  For the         For the         For the         For the         For the 11
                  Year            Year            Year            Year            Months
                  Ended           Ended           Ended           Ended           Ended
                  December 31,    December 31,    December 31,    December 31,    December 31,
                  ------------    ------------    ------------    ------------    ------------
                      2000            1999            1998            1997            1996
                  ------------    ------------    ------------    ------------    ------------
                                 (Dollars in thousands, except per share amounts)
OPERATING DATA
Fee income        $          -    $          -    $        144    $          -    $         -
General and
 administrative
 expenses                  733             373             497             418          1,042
Interest expense             -             192             102             613            423
Loss from continuing
 operations               (330)           (470)           (178)         (1,025)        (1,320)
Net loss                  (330)           (470)           (178)         (4,054)        (1,399)

COMMON SHARE DATA(1)
Loss from continuing
 operations per
 common share            (0.08)          (0.14)          (0.08)          (0.21)         (0.51)
Net loss per
 common share            (0.08)          (0.14)          (0.08)          (0.83)         (0.54)
Weighted average
 common shares
 outstanding
 (in thousands)          4,945           4,910           4,908           4,913          2,586

BALANCE SHEET DATA
Working capital            100           2,289           2,141              89          3,903
Total assets               207           2,681           3,281           2,028          5,582
Long-term
 obligations                 -               -               -               -          1,916
Total stockholders'
 equity                    100           2,652           2,141              89          1,987




-------------

(1)   Basic and diluted common share data is the same.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2000, 1999 and 1998, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.

Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's method of presentation.

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues for the years ended December 31, 2000 and 1999, respectively, were $0.2 million.

Costs and expenses increased to $0.8 million in the year ended December 31, 2000 from $0.7 million in the year ended December 31, 1999, primarily as a result of an increase in general and administrative expenses resulting from the negotiation and entering into of share exchange agreements with certain shareholders of Hippocampe. Effective December 13, 2000, the Corporation entered into share exchange agreements with certain shareholders of Hippocampe to directly or indirectly acquire in aggregate approximately 99.9% of the issued and outstanding shares of Hippocampe S.A. in consideration for the issuance by the Corporation to such shareholders of shares of common stock or securities exchangeable into shares of common stock of the Corporation. General and administrative expenses for the year ended December 31, 2000 increased to $0.7 million from $0.4 million in the comparative period of 1999.

The Corporation recorded an accounting gain of $0.3 million on the disposal of its interest in Nazca in 2000.

The Corporation reported a net loss of $0.3 million, or $0.08 per share, in the year ended December 31, 2000 compared to $0.5 million, or $0.14 per share, in the year ended December 31, 1999.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

Revenues for the years ended December 31, 1999 and 1998, respectively, were $0.2 million.

Costs and expenses decreased to $0.7 million in the year ended December 31, 1999 from $0.9 million in the year ended December 31, 1998, primarily as a result of a decrease in general and administrative expenses resulting from the sale of Services in 1998 and lower head office expenses, partially offset by an equity loss related to Nazca. General and administrative expenses for the year ended December 31, 1999 decreased to $0.4 million from $0.5 million in the comparative period of 1998. In the year ended December 31, 1998, the Corporation accrued $0.3 million in settlement of a class action lawsuit. Interest expense increased to $0.2 million in the year ended December 31, 1999 from $0.1 million in the year ended December 31, 1998, primarily as a result of interest paid on an amount owing under a line of credit with an affiliate.

The Corporation recorded an accounting gain of $0.4 million on the disposal of Services, a wholly-owned subsidiary of the Corporation, in 1998.

The Corporation reported a net loss of $0.5 million, or $0.14 per share, in the year ended December 31, 1999 compared $0.2 million, or $0.08 per share, in the year ended December 31, 1998.

Liquidity and Capital Resources

The Corporation had cash of $0.2 million at December 31, 2000, compared to $2.3 million at December 31, 1999.

Operating activities used cash of $0.4 million in the year ended December 31, 2000, compared to providing cash of $0.6 million in the year ended December 31, 1999. An accounting gain on the disposal of the Corporation's interest in Nazca used cash of $0.3 million in the year ended December 31, 2000.

Investing activities provided cash of $0.6 million in the year ended December 31, 2000, compared to $1.6 million in the year ended December 31, 1999, as a result of proceeds from the sale of a $600,000 note receivable to an affiliate in the current period.

Financing activities used cash of $2.2 million in the year ended December 31, 2000, compared to providing cash of $9,000 in the year ended December 31, 1999, primarily as a result of the redemption of the outstanding shares of preferred stock of the Corporation in the current period.

The Corporation anticipates that it will require substantial capital in connection with the development of the business and assets of Hippocampe, and will seek such capital from lenders and/or equity or debt issuances. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all. In the event that the Corporation is not able to obtain such additional capital, it would be required to restrict or even halt the development of the business and assets of Hippocampe.

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

    3.3 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

    3.4    Bylaws.(1)

    10.1   Amended 1994 Stock Option Plan.(2)

    10.2   1995 Qualified Incentive Stock Option Plan.(2)

    10.3 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc.
           Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.

    10.4 Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.

    10.5 Amendment to the Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K/A dated April 9, 1999.

    10.6 Revised Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated July 28, 1999. Incorporated by reference to the Corporation's Form 8-K/A dated August 12, 1999.

    10.7   Debt Settlement Agreement between Drummond Financial
           Corporation and the Corporation dated November 30, 1999. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

    10.8 Agreement between the Corporation and Maarten Reidel dated for reference May 15, 2000. Incorporated by reference to the Corporation's Form 8-K/A dated August 9, 2000.

    10.9 Share Exchange Agreement between the Corporation and certain shareholders of Hippocampe S.A. dated for reference December 13, 2000.(3)

    10.10 Share Exchange Agreement between the Corporation and certain shareholders of Hippocampe S.A. dated for reference December 13, 2000.(3)

    10.11 Preferred Stock Redemption and Conversion Agreement between the Corporation and Sutton Park International Ltd. dated for reference December 21, 2000. Incorporated by reference to a
           Schedule 13D/A dated January 2, 2001.

    10.12 Preferred Stock Conversion Agreement between the Corporation and Med Net International Ltd. dated for reference December 21, 2000.

    10.13 Preferred Stock Conversion Agreement between the Corporation and Dresden Papier GmbH dated for reference December 21, 2000.

    10.14 Assignment Agreement among the Corporation, Hippocampe S.A. and MFC Merchant Bank S.A. dated for reference December 29, 2000. Incorporated by reference to the Corporation's Preliminary
           Schedule 14C dated January 31, 2001.

    23     Consent of Independent Auditors.

------------------
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
(3) Incorporated by reference to the Corporation's Form 8-K dated December 27, 2000.

(b)  Reports on Form 8-K

     The Corporation filed the following reports with respect to the indicated items during the fourth quarter of 2000:

     Form 8-K dated December 27, 2000:
        Item 5. Other Events
        Item 7. Financial Statements and Exhibits

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



                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------



To the Board of Directors and Shareholders
Ichor Corporation and Subsidiary



We have audited the consolidated balance sheets of Ichor Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ichor Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



/s/ Peterson Sullivan PLLC
February 20, 2001
Seattle, Washington

                     ICHOR CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                         December 31, 2000 and 1999
                         (In Thousands of Dollars)




                   ASSETS                         2000           1999
                                               ----------     ----------
Current Assets
  Cash                                         $      200     $    2,262
  Accounts receivable                                   7             56
                                               ----------     ----------
    Total current assets                              207          2,318

Investment in and advances to
 unconsolidated subsidiary                              -            363
                                               ----------     ----------
                                               $      207     $    2,681
                                               ==========     ==========






                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities, accounts
 payable and other                             $      107     $       29

Shareholders' Equity
  Preferred stock, $.01 par value; 5,000,000
   shares authorized; Series 1, nonvoting;
   shares issued and outstanding none at
   December 31, 2000, and 564,706 at
   December 31, 1999                                    -              6
  Common stock, $.01 par value; 30,000,000
   shares authorized; shares issued 8,228,630
   at December 31, 2000 and 4,981,570 at
   December 31, 1999                                   82             50
  Additional paid-in capital on preferred stock         -          5,999
  Additional paid-in capital on common stock        9,554          5,752
  Retained deficit                                 (9,465)        (9,084)
                                               ----------     ----------
                                                      171          2,723

  Less cost of 62,800 shares of common
   stock held in treasury at
   December 31, 2000 and 1999                         (71)           (71)
                                               ----------     ----------
                                                      100          2,652
                                               ----------     ----------
                                               $      207     $    2,681
                                               ==========     ==========




The accompanying notes are an integral part of these financial statements.

                     ICHOR CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2000, 1999 and 1998
          (In Thousands of Dollars, Except for Per Share Amounts)




                                        2000        1999        1998
                                      --------    --------    --------
Revenues
  Interest                            $    119    $    153    $     92
  Fees                                       -           -         144
  Other                                     47          30           8
                                      --------    --------    --------
                                           166         183         244

Costs and expenses
  General and administrative               733         373         497
  Interest                                   -         192         102
  Litigation settlement                      -           -         260
  Equity in loss of unconsolidated
   subsidiary                               61          88           -




                                      --------    --------    --------
                                           794         653         859
                                      --------    --------    --------
                                          (628)       (470)       (615)

Other income, gain on disposal of
 subsidiary                                298           -         437
                                      --------    --------    --------
      Net loss                        $   (330)   $   (470)   $   (178)
                                      ========    ========    ========
Basic and diluted loss per share      $   (.08)   $   (.14)   $   (.08)
                                      ========    ========    ========





The accompanying notes are an integral part of these financial statements.

                     ICHOR CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               Years Ended December 31, 2000, 1999 and 1998
                        (In Thousands of Dollars)




                           ----------Common Stock----------         ---Preferred Stock---
                                           Additional                             Additional
                         Number     Par     Paid-in   Treasury  Number of   Par     Paid-in   Retained
                        of Shares  Value    Capital   Stock      Shares    Value    Capital    Deficit   Total
                        ---------  -----   ---------  --------  ---------  -----  ----------  --------   -----

Balance at December
  31, 1997              4,907,520  $  50   $ 5,743    $  (71)   217,500    $   2    $ 2,415   $ (8,050)   $  89

Net loss                        -      -         -         -          -        -          -       (178)    (178)
Preferred shares issued
  for cash (215,000
  shares purchased by
  related parties at $10
  per share)                    -      -         -         -    250,000        3      2,505       (278)   2,230
                        ---------  -----   -------    -------   -------    -----    -------   --------    -----

Balance at December
  31, 1998              4,907,520     50     5,743       (71)   467,500        5      4,920     (8,506)   2,141

Net loss                        -      -         -         -          -        -          -       (470)    (470)
Shares issued for exercise
  of options               11,250      -         9         -          -        -          -          -        9
Preferred shares issued
  for payment of debt to
  a subsidiary of MFC           -      -         -         -     97,206        1      1,079       (108)     972
                        ---------  -----   -------    -------   -------    -----    -------   --------    -----

Balance at December
  31, 1999              4,918,770     50     5,752       (71)   564,706        6      5,999     (9,084)   2,652

Net loss                        -      -         -         -          -        -          -       (330)    (330)
Conversion of preferred
  shares to common shares
  (2,597,060 common shares
  were issued to another
  subsidiary of MFC) and
  redemption of preferred
  shares from other
  subsidiaries of MFC   3,247,060     32     3,802         -   (564,706)      (6)    (5,999)         -   (2,171)
Dividend on preferred
  shares                        -      -         -         -          -        -          -        (51)     (51)
                        ---------  -----   -------    -------   -------    -----    -------   --------    -----

Balance at December
  31, 2000              8,165,830  $  82   $ 9,554    $  (71)         -    $   -    $     -   $ (9,465)   $ 100
                        =========  =====   =======    =======   =======    =====    =======   ========    =====




The accompanying notes are an integral part of these financial statements.

                     ICHOR CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 2000, 1999 and 1998
                         (In Thousands of Dollars)

                                  2000         1999         1998
                                --------     --------     --------
Cash Flows from
 Operating Activities
   Net loss                     $   (330)    $   (470)    $   (178)
   Adjustments to reconcile
    net loss to cash flows
    from operating activities
     Equity in loss of
      unconsolidated subsidiary       61           88            -
     Gain on disposal of
      subsidiary                    (298)           -         (437)
   Changes in current assets
    and liabilities
     Cash held in escrow               -            -          145
     Accounts receivable              49          504         (254)
     Advances to affiliates            -          540         (270)
     Accounts payable                 78           21         (115)
     Advances from affiliates          -         (160)         352
     Other                             -           51         (100)
                                --------     --------     --------
        Net cash provided by
         (used in) operating
         activities                 (440)         574         (857)

Cash Flows from Investing
 Activities
   Proceeds from sale of note
    receivable to a subsidiary
    of MFC                           600            -            -
   Change in note receivable           -        2,080       (1,400)
   Advances to unconsolidated
    subsidiary                         -         (451)           -
   Investment                          -            -          (50)
                                --------     --------     --------
        Net cash provided by
         (used in) investing
         activities                  600        1,629       (1,450)

Cash Flows from Financing
 Activities
   Proceeds from issuance of
    preferred shares                   -            -        2,230
   Proceeds from issuance of
    common shares                      -            9            -
   Redemption of preferred
    shares from other
    subsidiaries of MFC           (2,171)           -            -
   Dividend on preferred
    shares                           (51)           -            -
                                --------     --------     --------
        Net cash provided by
         (used in) financing
         activities               (2,222)           9        2,230
                                --------     --------     --------
Increase (decrease) in cash       (2,062)       2,212          (77)

Cash, beginning of year            2,262           50          127
                                --------     --------     --------

Cash, end of year               $    200     $  2,262     $     50
                                ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                      ICHOR CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In Thousands of Dollars, Except for Per Share Amounts)


Note 1.  The Company and Summary of Significant Accounting Policies

The Company
-----------

Effective December 13, 2000, Ichor Corporation ("the Company") entered into an agreement to acquire 99.9% of the outstanding shares of Hippocampe S.A. ("Hippocampe"), a French company. The Company will exchange approximately 33 million of its common shares for the outstanding shares of Hippocampe. The exchange is expected to be completed in early 2001 and will be accounted for as a reverse purchase. To facilitate the purchase, the Company redeemed or converted all of its preferred shares prior to December 31, 2000. Hippocampe is a development stage company involved in the research and development of vaccines and therapies primarily with respect to the AIDS virus.

In May 2000, the Company sold its interests in an unconsolidated subsidiary to one of the subsidiary's previous owners for a $600 note receivable.
This subsidiary was accounted for under the equity method. The note was then acquired for $600 in cash by a subsidiary of MFC Bancorp Ltd. ("MFC") which currently owns 44% of the Company's outstanding common shares.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash
----

Cash balances are occasionally in excess of federally insured amounts.

Interest paid in cash was $102 in 1998 and there was no interest paid in cash in either 2000 or 1999. However, $192 of interest was included as part of the debt to a subsidiary of MFC which was paid with preferred shares issued during 1999.

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

Earnings Per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Convertible preferred stock outstanding, if any, and stock options have not been reflected as converted or exercised for the purposes of computing earnings or loss per share since they would be antidilutive. The weighted average number of shares was 4,945,385, 4,910,386 and 4,907,520 for the years ended December 31, 2000,
1999 and 1998, respectively. The loss from operations to compute the amount attributable to common shareholders includes the recognition of preferred stock dividends of $51, $237 and $214 for 2000, 1999 and 1998, respectively.

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

New Accounting Standards
------------------------

Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" defers the effective date of FASB No. 133 (as amended by Financial Accounting Standard No. 138). Because the Company does not engage in any derivative or hedging activities, there should be no impact on its consolidated financial statements.

Statement of Financial Accounting Standard No. 140 is generally effective on a prospective basis for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management has not determined the effect this standard may have on future financial statements.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" was generally effective July 1, 2000, on a prospective basis. This interpretation clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which the Company accounts for stock-based compensation. This interpretation does not have an effect on these consolidated financial statements.

Note 2.  Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:



                                   Years Ended December 31
                          -------------------------------------------
                             2000             1999            1998
                          -----------      ----------      ----------
Tax at statutory rate     $     (113)      $    (160)      $     (60)
Permanent difference
 associated with gain
 on disposal of subsidiary       (50)              -            (149)
Equity in loss of
 unconsolidated subsidiary        20              30               -
Valuation allowance              143             130             209
                          -----------      ----------      ----------
                          $        -       $       -       $       -
                          ===========      ==========      ==========



The significant components of the Company's deferred tax asset as of December 31, 2000 and 1999, are as follows:




                                             2000           1999
                                          ----------     ----------
Net operating loss carryforward           $    1,301     $    1,158

Valuation allowance for
 deferred tax asset                           (1,301)        (1,158)
                                          ----------     ----------
Net deferred tax asset                    $        -     $        -
                                          ==========     ==========



The Company has a net operating loss carryforward of approximately $3,826 at December 31, 2000, which expires at: $756 in 2010; $35 in 2011; $1,449 in 2012; $785 in 2018; $382 in 2019; and $419 in 2020.

Note 3.  Stock Option Plans

1994 Amended Stock Option Plan
------------------------------

The Company's 1994 stock option plan provides for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The following table summarizes information with respect to this plan:



                                                  Weighted
                                                   Average
                               Number of          Exercise
                                Shares              Price
                             -------------      -------------
Outstanding at
 December 31, 1997              235,000         $     1.39
Canceled - Reusable             (30,000)              1.19
                             -------------
Outstanding at
 December 31, 1998              205,000               1.51
Exercised                       (11,250)               .75
                             -------------
Outstanding at
 December 31, 1999              193,750               1.55
Canceled - Reusable            (120,000)              2.00
                             -------------
Exercisable at
 December 31, 2000               73,750         $      .82
                             =============      =============
Reserved for future grants
 at December 31, 2000           265,000
                             =============




Almost all options have an expiration date ten years after issuance.

1995 Qualified Incentive Stock Option Plan
------------------------------------------

The Company's board of directors approved a second stock option plan on August 15, 1996 which provides for the issuance of up to 150,000 shares of the Company's common stock to key employees. The following table summarizes information with respect to this plan:




                                                        Weighted
                                                        Average
                                    Number of           Exercise
                                     Shares             Price
                                  -------------      ---------------

Outstanding at December 31, 2000,
 1999 and 1998                        100,000            $    .75
                                  =============      ===============
Reserved for future grants at
 December 31, 2000                     50,000
                                  =============


Compensation
------------

For both the 1994 Amended Stock Option Plan and the 1995 Qualified Incentive Stock Option Plan, when options are granted, or the exercise price is adjusted, the exercise price cannot be less than the fair market value of the Company's common stock (as defined). However, had compensation expense been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," instead of the method used by the Company, there would have been no proforma effect with respect to net loss at December 31, 2000, 1999 or 1998.


Note 4.  Preferred Stock

The entire redemption value of Preferred Shares, Series 1, was exchangeable for common stock at 90% of the common stock average market price (as defined). Redemption value is $10 per share and shares were redeemable only by the Company. The Preferred Shares, Series 1, had a liquidation preference over other stock to the extent of the redemption value plus unpaid dividends. This stock had an annual cumulative dividend rate of 5%, payable quarterly and no dividends may be paid on common stock if preferred share dividends are in arrears. At the issue dates of the preferred stock, the value attributable to the beneficial conversion feature has been recorded as a dividend to the preferred shareholders. This implicit dividend amounted to $108 for the preferred shares issued in 1999 and $278 for the preferred shares issued in 1998. The Preferred Shares, Series 1 stock was redeemed and converted to common stock during 2000.

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



/s/ Peterson Sullivan P.L.L.C.
February 20, 2001
Seattle, Washington

                      ICHOR CORPORATION AND SUBSIDIARY
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Year Ended December 31, 2000, 1999 and 1998
                        (In Thousands of Dollars)





                                  Additions
                             --------------------
                Balance at               Charged                 Balance
                beginning    Charged     to other                at close
                of period    to income   accounts   Deductions   of period
                ----------   ---------   --------   ----------   ---------

Year Ended
 December 31,
 2000
Allowance for
 doubtful
 accounts       $        -   $       -   $      -   $        -   $       -
                ==========   =========   ========   ==========   =========

Year Ended
 December 31,
 1999
Allowance for
 doubtful
 accounts       $        -   $       -   $      -   $        -   $       -
                ==========   =========   ========   ==========   =========

Year Ended
 December 31,
 1998
Allowance for
 doubtful                                                   (1)
 accounts       $      562   $       -   $      -   $      562   $       -
                ==========   =========   ========   ==========   =========




(1) Allowance for uncollectibility sold in conjunction with sale of ICHOR Services, Inc.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 2001                       ICHOR CORPORATION

                                           By:  /s/ J. Choi
                                              ----------------------------
                                           J. Choi, President, Chief
                                           Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Choi                                March 9, 2001
-------------------------------
J. Choi
President, Chief Financial
Officer and Director


/s/ Charles C.S. Pang                      March 9, 2001
--------------------------------
Charles C.S. Pang
Director


/s/ Jae-Sun Lee                            March 9, 2001
--------------------------------
Jae-Sun Lee
Director

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

   3.3 Certificate of Designations. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

   3.4              Bylaws.(1)

   10.1             Amended 1994 Stock Option Plan.(2)

   10.2             1995 Qualified Incentive Stock Option Plan.(2)

   10.3 Loan Agreement dated January 15, 1997 among Drummond Financial Corporation, the Corporation and ICHOR Services, Inc. Incorporated by reference to the Corporation's Form 10-K dated December 31, 1996.

   10.4 Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.

   10.5 Amendment to the Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998. Incorporated by reference to the Corporation's Form 8-K/A dated April 9, 1999.

   10.6 Revised Purchase Agreement between the Corporation and the majority shareholders of Nazca Holdings Ltd. dated July 28, 1999. Incorporated by reference to the Corporation's Form 8-K/A dated August 12, 1999.

   10.7 Debt Settlement Agreement between Drummond Financial Corporation and the Corporation dated November 30, 1999. Incorporated by reference to the Corporation's Form 8-K dated December 7, 1999.

   10.8 Agreement between the Corporation and Maarten Reidel dated for reference May 15, 2000. Incorporated by reference to the Corporation's Form 8-K/A dated August 9, 2000.

   10.9 Share Exchange Agreement between the Corporation and certain shareholders of Hippocampe S.A. dated for reference December 13, 2000.(3)

   10.10 Share Exchange Agreement between the Corporation and certain shareholders of Hippocampe S.A. dated for reference December 13, 2000.(3)

   10.11 Preferred Stock Redemption and Conversion Agreement between the Corporation and Sutton Park International Ltd. dated for reference December 21, 2000.
                    Incorporated by reference to a Schedule 13D/A dated January 2, 2001.

   10.12 Preferred Stock Conversion Agreement between the Corporation and Med Net International Ltd. dated for reference December 21, 2000.

   10.13 Preferred Stock Conversion Agreement between the Corporation and Dresden Papier GmbH dated for reference December 21, 2000.

   10.14            Assignment Agreement among the Corporation,
                    Hippocampe S.A. and MFC Merchant Bank S.A. dated for reference December 29, 2000. Incorporated by reference to the Corporation's Preliminary Schedule 14C dated January 31, 2001.

   23               Consent of Independent Auditors.

--------------------------------
(1) Incorporated by reference to the Corporation's Form 10-K dated January 31, 1996.
(2) Incorporated by reference to the Corporation's Definitive Schedule 14A dated July 8, 1996.
(3) Incorporated by reference to the Corporation's Form 8-K dated December 27, 2000.