Form 10-Q
period 2001-03-31
ICHOR CORP
filed 2001-05-15
CIK 927761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                       50-52 AVENUE CHANOINE CARTELLIER
                        69230 SAINT-GENIS LAVAL, FRANCE
                    (Address of principal executive offices)

                                33 4 72 39 52 09
              (Registrant's telephone number, including area code)

                  P.O. BOX 10343, 1010 - 609 GRANVILLE STREET
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA  V7Y 1G5
                 (Former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.       Yes    X      No
                                                   -----        -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Class                     Outstanding at May 10, 2001
     -----                     ---------------------------
     Common  Stock,  $0.01     26,946,675
     par  value

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


                    PART  I.   FINANCIAL  INFORMATION
                              ----------------------

ITEM  1.    FINANCIAL  STATEMENTS



                               ICHOR  CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED  FINANCIAL  STATEMENTS

                 FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2001

                                   (UNAUDITED)


                                  ICHOR  CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS OF EUROS)

                                                   MARCH 31,   DECEMBER 31,
                                                      2001        2000
                                                   ---------   ------------


           ASSETS

Current Assets
--------------
Cash                                              (E)    165      (E)   185
Short term investments                                   232            149
Receivables                                               89             64
Loan fees                                             12,771             87
Prepaid expenses                                          14             11
                                                  -----------     ----------
Total Current Assets                                  13,271            496

Patents and Other                                        155            129
                                                  -----------     ----------

                                                  (E) 13,426      (E)   625
                                                  ===========     ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                  (E)  1,098      (E)   646
Taxes and social costs payable                            85            109
Note payable                                             584            385
Other                                                     10              8
                                                  -----------     ----------
Total Current Liabilities                              1,777          1,148

Payable to shareholders                                  242            242

Shareholders' Equity
--------------------
Common stock                                             492            119
Paid-in capital                                       15,957            806
Deficit accumulated during the development stage      (5,042)        (1,690)
                                                  -----------     ----------
                                                  (E) 13,426      (E)   625
                                                  ===========     ==========



   The accompanying notes are an integral part of these financial statements.


                                ICHOR  CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS OF EUROS EXCEPT PER SHARE AMOUNTS)

                                                                TOTAL
                                                                ACCUMULATED
                                 THREE MONTHS    THREE MONTHS   DURING THE
                                 ENDED           ENDED          DEVELOPMENT
                                 MARCH 31, 2001  MARCH 31, 2000 STAGE
                                 --------------  -------------- -----------

Revenues                         (E)         -   (E)        40  (E)    224

Expenses
Research and development                   114              45         476
General and administrative                 168              29         892
Bank fee                                 3,054               -       3,860
Interest                                    19               -          36
                                 --------------  -------------- -----------
                                         3,355              74       5,263
                                 --------------  -------------- -----------

Interest Income                              3               1           3

Loss before provision for income
 tax                                    (3,352)            (33)     (5,036)
Provision for income tax                     -               -           6
                                 --------------  -------------- -----------

Net Loss                         (E)    (3,352)  (E)       (33)     (5,042)
                                 ==============  ============== ===========


Basic and diluted loss per share (E)     (0.10)  (E)     (0.00)      (0.15)
                                 ==============  ============== ===========





   The accompanying notes are an integral part of these financial statements.


                                               ICHOR  CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (IN THOUSANDS OF EUROS)


                                                                  TOTAL
                                                                  ACCUMULATED
                                 THREE MONTHS     THREE MONTHS    DURING THE
                                 ENDED            ENDED           DEVELOPMENT
                                 MARCH 31, 2001   MARCH 31, 2000  STAGE
                                 --------------   --------------  -----------


Cash flows from operating
 activities
  Net loss                       (E)    (3,352)   (E)       (33)  (E)  (5,041)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities

    Amortization                         3,095                1         3,191
    Fee payable in common stock              -                -           806
    Decrease (increase) in
     receivables                            12               (4)          (52)
    Increase in accounts payable           153               44           799
    Increase in taxes and social
     costs payable                         (24)              10            85

    Other                                   (1)              (3)           (4)
                                 --------------   --------------  ------------
                                          (117)              15          (216)

Cash flows from investing
 activities
    Patents and other                      (34)             (13)         (216)
    Short-term investments                 (82)             (36)         (232)
    Purchase of subsidiary, net
     of cash acquired                       13                -            13
                                 --------------   --------------  ------------
                                          (103)             (49)         (435)

Cash flows from financing
 activities
    Proceeds from issuance of
     common stock                            -                -           119
    Borrowings from shareholders             -                -           242
    Increase in note payable               200                -           584
    Loan Fees                                -                -          (130)
                                 --------------   --------------  ------------
                                           200                -           816

Net change in cash                         (20)             (34)          165
Cash, beginning of period                  185               36             -
                                 --------------   --------------  ------------

Cash, end of period              (E)       165    (E)         2   (E)     165
                                 ==============   ==============  ============





   The accompanying notes are an integral part of these financial statements.

                                ICHOR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

                         NOTE 1.  BASIS OF PRESENTATION

Effective March 28, 2001, ICHOR Corporation (a United States company) and Hippocampe S.A. (a French company, "the Corporation") combined their operations where the Corporation's stockholders exchanged their stock for the common stock of ICHOR Corporation. Because the Corporation is the continuing entity, this combination is accounted for as a reverse purchase. Consistent with the accounting for a reverse purchase, these financial statements represent the historical financial statements of the Corporation. The results of operations of ICHOR Corporation are included in these statements since the date of acquisition.

The Corporation is a company in the development stage which is involved in the research and development of human health products. The Corporation's main research efforts have been concentrated in the prevention and treatment of the AIDS virus. All of the Corporation's activities have been conducted in France.

The accompanying financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three-month period ended March 31, 2001, were of a normal, recurring nature. The amounts presented for the three-month period ended March 31, 2001, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes of Hippocampe S.A. included in the Definitive Information Statement on Schedule 14C of ICHOR Corporation dated April 25, 2001, and should be read in conjunction with such Definitive Information Statement.

                           NOTE 2.  REPORTING CURRENCY

Consistent with the location of its activities, beginning January 1, 1999, the Corporation adopted the euro (E) as its corporate currency. Accordingly, the Corporation prepared its 2001 and 2000 financial statements in euros.

                       NOTE 3.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the three-month periods ended March 31, 2001 and 2000, respectively. The weighted average number of shares outstanding was 33,585,685 and 33,311,398 for the three-month periods ended March 31, 2001 and 2000, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. The conversion of convertible preferred shares, stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the three-month periods ended March 31, 2001 and 2000, respectively, since the exercise of such options and warrants would be anti-dilutive.

                                NOTE 4.  WARRANTS

Under a loan agreement with MFC Merchant Bank ("MFC Bank"), the Corporation issued warrants on March 28, 2001, which entitle MFC Bank to purchase approximately 6,730,599 of the Corporation's common shares. The warrants will entitle MFC Bank to convert an amount equal to the maximum of the credit facility including unpaid interest plus the arrangement and retainer fees associated with the loan agreement. The warrants are exercisable within a three-year period beginning August 2000 at approximately E0.2319 per common share. The intrinsic value of the beneficial conversion feature associated with the warrants was calculated at the grant date using the Black-Scholes model to be E15,771,000 and has been recorded as paid-in capital. E3,054,000 of this amount has been charged to bank fee expense in the current quarter and the balance of E12,717,000, which is included in loan fees in the March 31, 2001 consolidated balance sheet, is being amortized through August 2001, the remainder of the loan term, on the interest method.

                         PART I.   FINANCIAL INFORMATION
                                   ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ICHOR Corporation (the "Corporation") for the three month period ended March 31, 2001 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues for the three months ended March 31, 2001 decreased to E0 from E40,000 for the comparative period of 2000, primarily as a result of decreased contract research activity. Interest income increased to E3,000 in the current period from E1,000 in the comparative period of 2000.

Costs and expenses increased to E3,355,000 for the three months ended March 31, 2001 from E74,000 for the three months ended March 31, 2000, primarily as a result of an increase in bank fees of E3,054,000 for the three months ended March 31, 2001.

The Corporation reported a net loss of E3,352,000, or E0.10 per share, in the three months ended March 31, 2001, compared to E33,000, or E0.00 per share, in the three months ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation had cash and short term investments of E397,000 at March 31, 2001, compared to E334,000 at December 31, 2000.

Net cash used by operating activities was E125,000 in the three months ended March 31, 2001, compared to cash provided by operating activities of E15,000 in the three months ended March 31, 2000. A decrease in accounts receivable in the three months ended March 31, 2001 provided cash of E12,000, compared to cash used of E4,000 in the comparative period in 2000.

Investing activities used cash of E103,000 in the three months ended March 31, 2001, compared to E49,000 in the three months ended March 31, 2000. Short-term investments in certificates of deposit used cash of E82,000 in the three months ended March 31, 2001, compared to E36,000 in the three months ended March 31, 2000. Patent application and maintenance fees used cash of E34,000 in the three months ended March 31, 2001 compared to E13,000 in the three months ended March 31, 2000.

Financing activities provided cash of E200,000 in three months ended March 31, 2001, primarily as a result of borrowings pursuant to a revolving term facility. The revolving term facility is in the principal amount of up to E1.3 million and matures on August 31, 2001. At March 31, 2001, Hippocampe had borrowed an aggregate of E584,000 pursuant to this revolving term facility.

The Corporation expects that it will require substantial additional capital to continue its research and development, clinical studies and regulatory activities necessary to bring its potential products to market and to establish production, marketing and sales capabilities. The Corporation anticipates its operations will require approximately E1.5 million in the year ending December 31, 2001. The Corporation will seek to raise the required capital from lenders and/or equity or debt issuances. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all, to finance its operations. In the event that the Corporation is not able to obtain such additional capital, it would be required to restrict or even halt its operations.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
             MARKET  RISK

Reference is made to the Definitive Information Statement on Schedule 14C of the Corporation dated April 25, 2001 for information concerning market risk.


                          PART II.   OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

The  Corporation  is  not  presently  subject to any material legal proceedings.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Effective March 28, 2001, the Corporation completed a share exchange (the "Transaction") with approximately 99.9% of the shareholders (the "Hippocampe Shareholders") of Hippocampe S.A. ("Hippocampe"), a societe anonyme organized under the laws of France. To give effect to the Transaction, the Corporation issued, pursuant to Regulation S under the U.S. Securities Act of 1933, as amended, to the Hippocampe Shareholders in aggregate approximately 16.9 million of its shares of common stock and preferred shares of 6543 Luxembourg S.A., a new wholly-owned subsidiary of the Corporation established under the laws of Luxembourg, which will become exchangeable into in aggregate approximately 16.4 million shares of common stock of the Corporation upon the filing of an amendment to the Certificate of Incorporation of the Corporation to increase its authorized number of shares of common stock from 30,000,000 to 80,000,000. MFC Merchant Bank S.A. acted as an adviser in the Transaction. See the Current Report on Form 8-K of the Corporation dated April 10, 2001 for further information with respect to the Transaction.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Reference is made to the Definitive Information Statement on Schedule 14C of the Corporation dated April 25, 2001 for information concerning the approval by written consent resolution by the holders of approximately 88.4% of the shares of common stock of the Corporation of an amendment to the Certificate of Incorporation of the Corporation to increase the authorized number of common shares of the Corporation from 30,000,000 to 80,000,000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     EXHIBIT
     NUMBER               DESCRIPTION
     ------               -----------

     3.1 Certificate of Designations dated March 19, 2001 of ICHOR Corporation. Incorporated by reference to the Current Report on Form 8-K of the Corporation dated April 10, 2001.

(b)     REPORTS  ON  FORM  8-K

The Corporation filed the following reports with respect to the indicated items during the first quarter ended March 31, 2000:

     Form  8-K/A  dated  January  30,  2001
          Item  7.  Financial  Statements  and  Exhibits

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May  14,  2001
                                   ICHOR  CORPORATION


                                   By:  /s/ Pierre-Francois Serres
                                        --------------------------
                                        Chief Executive Officer