Form 10-K405/A
period 2000-12-31
ICHOR CORP
filed 2001-06-29
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to __________

                        Commission File Number 000-25132

                                ICHOR Corporation
             (Exact name of Registrant as specified in its charter)

                  Delaware                                     25-1741849
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

         50-52 Av du Chanoine Cartellier
           Saint-Genis Laval, France                            69230
      ----------------------------------------              -------------
      (Address of principal executive offices)              (Postal Code)

     Registrant's telephone number, including area code: 011-33-472-395209

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,049,976 as of March 9, 2001, computed on the basis of the average of the bid and ask prices on such date.

As of March 9, 2001, there were 8,165,830 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Form 10-K/A:

         (1) Form 10-K for the fiscal year ended December 31, 2000, filed by the registrant on March 14, 2001 (Parts I, II and IV).

                                INTRODUCTORY NOTE

         This Form 10-K/A has been prepared in order to amend Part III of ICHOR Corporation's (the "Company") Form 10-K (the "Original Form 10-K") filed with the Securities and Exchange Commission (the "SEC") on March 14, 2001. The Company intended to incorporate the information required in Part III of the Original Form 10-K from its definitive Proxy Statement, which was expected to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2000. The Company is filing this Form 10-K/A to provide the information required by Part III (Items 10, 11, 12 and 13) of the Original Form 10-K since the Company's definitive Proxy Statement was not filed within 120 days after the end of such fiscal year.


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

                                ICHOR CORPORATION

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I

Item 1.       Business                                                                    1

Item 2.       Properties                                                                  1

Item 3.       Legal Proceedings                                                           1

Item 4.       Submission of Matters to a Vote of Security Holders                         1

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters       1

Item 6.       Selected Financial Data                                                     1

Item 7.       Management's Discussion and Analysis of Results of Operations               1
              and Financial Condition

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                  1

Item 8.       Financial Statements and Supplemental Data                                  2

PART III

Item 9.       Changes in and Disagreements with Accountants on Accounting and             2
              Financial Disclosure

Item 10.      Directors and Executive Officers of the Registrant                          3

Item 11.      Executive Compensation                                                      5

Item 12.      Security Ownership of Certain Beneficial Owners and Management              6

Item 13.      Certain Relationships and Related Transactions                              8

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K             9

SIGNATURES                                                                               12

                                     PART I

ITEM 1.  BUSINESS

The information required by this Item is incorporated by reference to Item 1 of the Original Form 10-K.

ITEM 2.  PROPERTIES

During the year 2000, the Corporation's office was located on leased premises in Dublin, Ireland, but has since been moved to Saint-Genis Laval, France.

ITEM 3.  LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Item 3 of the Original Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to Item 5 of the Original Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to Item 6 of the Original Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is incorporated by reference to Item 7 of the Original Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to Item 7A of the Original Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and supplemental financial data required by this Item are incorporated by reference to Item 8 of the Original Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The number of directors of the Company is established at five. The number of directors was increased from three to five by a unanimous written consent of the Board of Directors of the Company dated June 15, 2001 in accordance with the Company's bylaws.

         The Board of Directors is divided into three classes. Pursuant to the bylaws of the Company and as a result of the increase in the number of directors, two (2) directors will serve until the Annual Meeting in 2002, of which one (1) is to be elected at the annual meeting in 2001 to be held on July 19, 2001 (the "2001 Annual Meeting"), one (1) director will serve until the Annual Meeting in 2003, and two (2) directors will serve until the Annual Meeting in 2004, both of which are to be elected at the 2001 Annual Meeting.

DIRECTORS AND OFFICERS

         The following table sets forth information regarding each nominee for election as a Director, each Director whose term of office will continue after the 2001 Annual Meeting and the officers of the Company.

                                                                                                 Expiration of Term
          Name                              Current Position with the Company          Age         as a Director
          ----                              ---------------------------------          ---       ------------------
Pierre-Francois Serres                 Chief Executive Officer, President and           51            2003
                                       Director (appointed March 2001)

Patrice Pactol (1)                     Director (appointed March 2001)                  40            2001(1)

John M. Musacchio                      Chief Financial Officer, Secretary and           53            2002
                                       Director (appointed May 2001)

Robert Demers (2)                                           --                          63            2004 (2)

Michael K. Allio (2)                                        --                          37            2004 (2)

(1)      Nominee for Class 2 Director whose term would expire in 2002
(2)      Nominee for Class 1 Director whose term would expire in 2004

         Dr. Pierre-Francois Serres became the chief executive officer, president and a director of the Company on March 28, 2001. From 1990 on, Dr. Serres was the chief executive officer and president of Hippocampe S.A., a French human and veterinary research and development company which he founded. He is also the founder and co-manager of Scericia S.C.E.R., which performs studies and research in clinical immunology. Prior to that he worked as a scientific manager at Indicia Diagnostics S.A.

         Patrice Pactol became a director of the Company on March 28, 2001. From 1995 on, Mr. Pactol was a director and the coordinator for bioinformatics and computing of Hippocampe S.A., a French human and veterinary research and development company. Prior to that he was a consultant in the field of veterinary and human biology and a sales executive for a pharmaceutical company.

         John M. Musacchio has been the Company's secretary and a director since May 15, 2001. Mr. Musacchio is currently the Vice President of MFC Bancorp Ltd., an independent financial services group which beneficially owns 23.3% of the Company's outstanding common stock. Mr. Musacchio has held this position since 1997. From 1992 to 1997 he was the president, director and chief operating officer of PDG Remediation, Inc. He has 25 years of industrial and professional service business operating experience on an international scale. His positions included principal, director and officer in private and publicly traded companies. His management experience includes the segments of operations, marketing, corporate development and planning.

         Robert Demers is a securities attorney with 40 years of experience. Since 1992, Mr. Demers has been the president of the Demers Counseil, Inc., a member of the Montreal Exchange, the Toronto Stock Exchange and the Investment Dealer Association of Canada, which was founded by Mr. Demers in 1992. Prior to this, he served as the president of Maison Placements Canada Inc., an institutional research firm. He has served as the chairman of the Quebec Securities Commission and as president and governor of the Montreal Stock Exchange. He is currently serving as a director of a public Canadian company and numerous private companies. Mr. Demers also serves as a director for several non-profit organizations.

         Michael K. Allio is an independent business consultant concentrating on advising his clients on strategic, business development and process improvement projects. From 1995 to 2000 he was the vice-president and principal of TracRac Incorporated, a design and fabrication company. Prior to that he was the vice president and senior consultant of Robert J. Allio & Associates, Inc., a management consulting firm, and Manager of Creative Promotions for Revlon Incorporated.

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

         Based solely on the review of the copies of such reports received by the Company, the Company believes that, with respect to its fiscal year ended December 31, 2000, all of its executive officers, directors and 10% shareholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11.  Executive Compensation

COMPENSATION OF DIRECTORS

         Employee directors are not compensated in their role as directors. The outside directors of the Company receive $1,500 for each meeting they attend, plus reimbursement for their actual expenses incurred in attending such meetings. In addition, pursuant to the ICHOR Corporation 2001 Stock Option Plan (the "Stock Option Plan") proposed to be adopted by the stockholders at the 2001 Annual Meeting and described in the Company's Proxy Statement filed with the SEC on June 22, 2001, directors would be entitled to receive stock option grants pursuant to the terms and provisions of such plan.

         During the fiscal year ended December 31, 2000, no options were granted to directors under any Company stock option plan.

EXECUTIVE COMPENSATION

         The following table sets forth for the last three fiscal years information on the annual compensation for the Company's chief executive officer as of December 31, 2000 (the "CEO" or the "Named Executive Officer"). No executive officer received aggregate annual remuneration from the Company in excess of $100,000 during the fiscal year ended December 31, 2000.

                           Summary Compensation Table

                                                                                               Long Term
                                                Annual Compensation                          Compensation
                                   -------------------------------------------     --------------------------------
                                                                                     Securities
    Name and                                                    Other Annual         Underlying         All Other
Principal Position         Year    Salary ($)    Bonus ($)    Compensation ($)     Options/SAR (#)     Compensation
------------------         ----    ----------    ---------    ----------------     ---------------     ------------
Jim Soo Choi (1)           2000         0            0                0                   0                 0
                           1999         0            0                0                   0                 0
                           1998         0            0                0                   0                 0

(1) Mr. Choi was the President of the Company from December 1999 to March 28, 2001 and was replaced by Dr. Pierre-Francois Serres, who became the President and CEO of the Company on March 28, 2001.

EMPLOYMENT AGREEMENTS

         On May 3, 2001, Dr. Pierre-Francois Serres entered into an employment agreement (the "Employment Agreement") with the Company, pursuant to which he receives a monthly salary of fifty thousand French Francs (50,000 FRF) and normal benefits. In addition, Dr. Serres may participate in the Stock Option Plan (assuming it is adopted by the Stockholders), as well as receive discretionary bonuses as approved by the Board of Directors of the Company. The Employment Agreement, which is governed by French law, provides for continuation payment of Dr. Serres' base salary for a period of 24 months in the event Dr. Serres is dismissed by the

Company (except where such dismissal is for "Cause" (as defined in the Employment Agreement)), dies or resigns as a result of a change in the control of the Company.

STOCK OPTIONS

         No stock options were granted to the CEO during 2000, nor does the CEO hold any outstanding options.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 4, 2001 by: (i) all persons known by the Company to beneficially own more than five percent of the Company's outstanding common stock; (ii) each of the Company's executive officers, directors and nominees; and (iii) all executive officers and directors as a group. The following is based solely on statements filed with the SEC or other information the Company believes to be reliable.

      Name and Address of                                        Amount and Nature of    Percent of
        Beneficial Owner                      Title of Class     Beneficial Ownership       Class
        ----------------                      --------------     ---------------------   ----------
MFC Bancorp Ltd.                              Common Shares        12,315,833(1)(2)          23.3%
17 Dame Street
Dublin 2, Ireland

Sutton Park International Ltd.                Common Shares         2,597,060                 5.6%
P.O. Box 146, Road Town
Tottola, British Virgin Islands

MFC Merchant Bank S.A                         Common Shares         9,718,773(3)             18.4%
6, Cours de Rive
1211 Geneva 3, Switzerland

Aralis Participations S.A                     Common Shares         9,124,482                19.8%
Les Avouillons 4
CH-1196 Gland VD, Switzerland

Martine Reindle                               Common Shares        13,415,847(4)             31.1%
CP 18
CH - 1295 Mies, Switzerland

Ernst Luebke                                  Common Shares        10,374,353(4)             22.5%
Route du Muids
CH - 1273 Arzier, Switzerland

Pierre-Francois Serres (5)                    Common Shares        13,168,431(6)             28.6%
Chief Executive Officer, President and
Director

Eric Turcotte(5)(7)                                      --                --                --
Chief Financial Officer, Secretary and
Director

      Name and Address of                                                    Amount and Nature of         Percent of
        Beneficial Owner                            Title of Class            Beneficial Ownership           Class
        ----------------                            --------------           ---------------------        ----------
Patrice Pactol(5)                                   Common Shares                 2,137,151                    4.6%
Director

John M. Musacchio(5)(8)                             Common Shares                   120,050(9)                 0.3%
Chief Financial Officer, Secretary and
Director

Robert Demers                                             --                             --                     --
Director Nominee

Michael K. Allio                                          --                             --                     --
Director Nominee

All executive officers and directors as a           Common Shares                15,425,632(6) (9)            33.4%
group (4 persons) (9)

------------------

(1) Represents shares of the Company's common stock indirectly owned through Sutton Park International Ltd., a wholly-owned subsidiary of MFC Bancorp Ltd.

(2) Includes 2,988,174 shares of the Company's common stock and 6,730,599 share purchase warrants, each of which entitles the holder to purchase one share of the Company's common stock, indirectly owned through MFC Merchant Bank S.A. ("MFC Bank"), a wholly-owned subsidiary of MFC Bancorp Ltd.

(3) Includes 2,988,174 shares of the Company's common stock and 6,730,599 share purchase warrants, each of which entitles the holder to purchase one share of the Company's common stock.

(4) Includes 9,124,482 shares of the Company's common stock owned by Aralis Participations S.A. Martine Reindle is the Chairperson and a member of the Board of Directors, and owns 44.9% of the outstanding voting shares of Aralis Participations S.A. Ernest Luebke is an officer and a member of the Board of Directors, and owns 32.3% of the outstanding voting shares of Aralis Participations S.A. As a result, Mr. Reindle and Mr. Luebke may be deemed to have or share voting and/or investment power over the shares of the Company's common stock owned by Aralis Participations S.A.

(5) C/O ICHOR Corporation 50 - 52 Av du Chanoine Cartellier, 69230 Saint-Genis Laval, France

(6) Includes 2,039,038 shares of the Company's common stock beneficially owned by Martine Reindle but held in usufrucht by Pierre-Francois Serres and as to which Dr. Serres has voting power.

(7) Mr. Turcotte resigned from all of his positions with the Company effective May 15, 2001.

(8) Mr. Musacchio was appointed as Chief Financial Officer, Secretary and a Director of the Company to fill the vacancies resulting from Mr. Turcotte's resignations.

(9) Includes 120,000 shares of the Company's common stock which Mr. Musacchio presently has the right to acquire pursuant to vested stock options granted to Mr. Musacchio under the Company's 1994 Stock Option Plan.

ITEM 13. Certain Relationships and Related Transactions

         MFC Bank is a wholly-owned subsidiary of MFC Bancorp Ltd., which currently beneficially owns approximately 23.3% of the outstanding shares of the Company's common stock. Pursuant to certain agreements (the "Bank Agreements") made between Hippocampe S.A. ("Hippocampe") and MFC Bank, MFC Bank acted as an advisor to the Company in a share exchange (the "Share Exchange") that became effective on March 28, 2001 pursuant to two separate Share Exchange Agreements (the "Share Exchange Agreements"), both dated December 13, 2000, among the Company and the shareholders of Hippocampe. Pursuant to the Share Exchange Agreements, the Company acquired approximately 99.9% of the outstanding shares of Hippocampe in consideration of an aggregate of approximately 33,311,398 shares of the Company's common stock, representing approximately 72% of the currently issued and outstanding shares of the Company's common stock. MFC Bank received a monthly retainer fee of Euro 10,000 for a period of nine months in respect thereof, as well as 2,017,854 shares of the Company's common stock issued or issuable in connection with the Share Exchange. MFC Bank also provided a credit facility to Hippocampe in connection with which MFC Bank has received a credit facility fee in the amount of Euro 130,000 as well as share purchase warrants which entitle MFC Bank to purchase up to approximately 6,730,599 shares of the Company's common stock, subject to final adjustment, at an exercise price of approximately Euro 0.2319 and for a period expiring on July 31, 2003.

         The Company assumed the rights and obligations of Hippocampe under the Bank Agreements effective upon the closing of the Share Exchange. Pursuant to the Bank Agreements, MFC Bank has agreed to attempt to raise additional capital on a best efforts basis to fund working capital requirements following the Share Exchange. MFC Bank will be paid customary fees and expenses, and will receive additional share purchase warrants, in connection with the provision of these services. MFC Bank will have a right of first refusal until 24 months after the closing of the Share Exchange on any financing and capital raising activities of the Company.

         MFC Bank also will act as the trustee under the Voting and Exchange Trust Agreement dated March 28, 2001 among the Company, 6543 Luxembourg S.A., a company established under the laws of Luxembourg, and MFC Bank. MFC Bank will be paid customary fees and expenses in relation thereto for its services as trustee.

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements
----------------------------

         The following financial statements of the registrant are incorporated by reference to pages 15 to 23 of the Original Form 10-K and the report of independent public accountants is incorporated by reference to page 14 of the Original Form 10-K:

Balance sheets as of December 31, 1999 and 2000

Statements of Operations for the years ended December 31, 1998, 1999 and 2000

Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000

Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

2.       Financial Statement Schedules
--------------------------------------

         The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference to pages 15 to 23 of the Original Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The following items are incorporated by reference to pages 24 to 25 of the Original Form 10-K:

         Report of Independent Public Accountants on Supplemental Schedules

         Financial Statement Schedules:

         Valuation and Qualifying Accounts for the three years ended December 31, 2000.

3.       Exhibits:
------------------
2.1     Agreement and Plan of Merger dated October 1, 1996 between ICHOR
        Corporation and PDG Remediation, Inc. Incorporated by reference to the
        Company's Schedule 14C dated September 17, 1996.

3(i)    Certificate of Incorporation(1).

3(i)    Certificate of Designations. Incorporated by reference to the Company's
        Form 8-K dated March 12, 1998.

3(i)    Certificate of Designations. Incorporated by reference to the Company's
        Form 8-K dated December 7, 1999.

3(ii)   Bylaws(1).

10.1    Amended 1994 Stock Option Plan(2).

10.2    1995 Qualified Incentive Stock Option Plan(2).

10.3    Loan Agreement dated January 15, 1997 among Drummond Financial
        Corporation, the Company and ICHOR Services, Inc.(1).

10.4 Purchase Agreement between the Company and the majority shareholders of Nazca Holdings, Ltd. dated October 17, 1998(3).

10.5 Amendment to the Agreement between the Company and the majority shareholders of Nazca Holdings Ltd. dated October 17, 1998.
        Incorporated by reference to the Company's Form 8-K/A dated April 9,
        1999.

10.6 Revised Purchase Agreement between the Company and the majority shareholders of Nazca Holdings Ltd. dated July 28, 1999. Incorporated by reference to the Company's Form 8-K/A dated August 12, 1999.

10.7 Debt Settlement Agreement between the Drummond Financial Corporation and the Company dated November 30, 1999. Incorporated by reference to the Company's Form 8-K dated December 7, 1999.

10.8    Agreement between the Company and Maarten Reidel dated for reference
        May 15, 2000. Incorporated by reference to the Company's Form 8-K/A dated August 9, 2000.

10.9 Share Exchange Agreement between the Company and certain shareholders of Hippocampe S.A. dated for reference December 13, 2000(4)

3.       Exhibits:
------------------
10.10   Share Exchange Agreement between the Company and certain shareholders of Hippocampe S.A. dated for reference December 13, 2000(4)

10.11 Preferred Stock Redemption and Conversion Agreement between the Company and Sutton Park International Ltd. dated for reference December 21,
        2000. Incorporated by reference to a Schedule 13 D/A dated January 2,
        2001.

10.12   Preferred Stock Conversion Agreement between the Company and Med Net
        International Ltd. dated for reference December 21, 2000(5).

10.13   Preferred Stock Conversion Agreement between the Company and Dresden
        Papier GmbH dated for reference December 21, 2000(5).

10.14   Assignment Agreement among the Company, Hippocampe S.A. and MFC
        Merchant Bank S.A. dated for reference December 29, 2000. Incorporated by reference to the Company's Preliminary Schedule 14C dated
        January 21, 2001.

23      Consent of Independent Auditors(5).

----------------

(1) Incorporated by reference to the Company's Form 10-K dated January 31, 1996 for the fiscal year ended December 31, 1995.

(2) Incorporated by reference to the Company's Definitive Schedule 14A dated July 8, 1996.

(3)  Incorporated by reference to the Company's Form 8-K dated October 20, 1998.

(4)  Incorporated by reference to the Company's Form 8-K dated December 27,
     2000.

(5) Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

(b)  Reports on Form 8-K:

     Form 8-K dated December 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2001              ICHOR CORPORATION

                                  By: /s/ Pierre-Francois Serres
                                     ----------------------------------------
                                      Chief Executive Officer, President and
                                      Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Pierre-Francois Serres                           June 22, 2001
----------------------------------
Chief Executive Officer, President
and Director

/s/ John M. Musacchio                                June 22, 2001
---------------------------------
Chief Financial Officer, Secretary
and Director

/s/ Patrice Pactol                                   June 22, 2001
--------------------------------------
Director