Form 10-Q
period 2001-06-30
MYMETICS CORP
filed 2001-08-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO _________

                        COMMISSION FILE NUMBER: 000-25132

                              MYMETICS CORPORATION
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

                                ICHOR CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      [X]       No       [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at August 8, 2001
         -----                                  -----------------------------

         Common Stock, $0.01 par value          46,011,962

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.................................................................................... 4

   ITEM 1.     FINANCIAL STATEMENTS............................................................................... 4
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............11
   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT.....................................................12

PART II.  OTHER INFORMATION.......................................................................................13

   ITEM 1.     LEGAL PROCEEDINGS..................................................................................13
   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................13
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................13
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................................................14

SIGNATURES........................................................................................................15

                           FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by governmental authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                          PART I. FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)

                                                 June 30, 2001    December 31, 2000
                                                 -------------    -----------------

ASSETS

Current

   Cash                                               E  2,091              E   185

   Short term investments                                  234                  149

   Receivables                                              62                   64

   Loan fees                                             3,294                   87

   Prepaid expenses                                         27                   11
                                                      --------              -------

                                                         5,708                  496

Patents and others                                         155                  129
                                                      --------              -------

                                                      E  5,863              E   625

LIABILITIES

Current

   Accounts payable                                   E    606              E   646

   Taxes and social costs payable                           87                  109

   Note payable                                            938                  385

   Other                                                     7                    8
                                                      --------              -------

                                                         1,638                1,148

Payable to shareholders                                    242                  242

SHAREHOLDERS' EQUITY

Common Stock                                               525                  119

Paid-in capital                                         18,486                  806

Deficit accumulated during the development stage       (15,016)              (1,690)

Cumulative translation adjustment                          (12)                  --
                                                      --------              -------

                                                         3,983                 (765)
                                                      --------              -------

                                                      E  5,863              E   625
                                                      ========              =======


The accompanying notes are an integral part of these financial statements.

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF EURO, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                             For the Six       For the Six        Total Accumulated
                                             Months Ended      Months Ended       During the
                                             June 30, 2001     June 30, 2000      Development Stage
                                             -------------     -------------      -----------------



Revenue                                       E     --           E     67           E    224

EXPENSES

   Research and development                        184                 72                546

   General and administrative                      441                 50              1,164

   Bank fee                                     12,666                 --             13,472

   Interest                                         42                 --                 59
                                              --------           --------           --------

                                                13,333                122             15,241



Interest Income                                      6                  1                  6
                                              --------           --------           --------

Loss before provision for income tax           (13,327)               (54)           (15,011)

Provision for income tax                            --                 --                  6
                                              --------           --------           --------

Net loss                                      E(13,327)          E    (54)          E(15,017)



Basic and diluted loss per share              E  (0.34)          E   0.00           E  (0.39)
                                              ========           ========           ========



The accompanying notes are an integral part of these financial statements.

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF EURO, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       For the Three     For the Three
                                       Months Ended      Months Ended
                                       June 30, 2001     June 30, 2000
                                       -------------     -------------

Revenue                                   E    --           E    27

EXPENSES

   Research and development                    70                27


   General and administrative                 273                21


   Bank fee                                 9,612                --

   Interest                                    23                --
                                          -------           -------

                                            9,978                48



Interest Income                                 3                --
                                          -------           -------

Net Loss                                   (9,975)              (21)
                                          =======           =======



Basic and diluted loss per share          E (0.23)          E  0.00
                                          =======           =======


The accompanying notes are an integral part of these financial statements.

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)



                                            For the Three    For the Three
                                            Months Ended     Months Ended
                                            June 30, 2001    June 30, 2000
                                            -------------    -------------



Net loss                                      E(9,975)          E   (21)

Other comprehensive loss:

   Cumulative translation adjustment              (12)               --
                                              -------           -------

Total comprehensive loss                      E(9,987)          E   (21)
                                              =======           =======


The accompanying notes are an integral part of these financial statements.

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)



                                            For the Six        For the Six
                                            Months Ended       Months Ended
                                            June 30, 2001      June 30, 2000
                                            -------------      -------------



Net loss                                      E(13,327)          E    (54)

Other comprehensive loss:

   Cumulative translation adjustment               (12)                --
                                              --------           --------

Total comprehensive loss                      E(13,339)          E    (54)
                                              ========           ========



The accompanying notes are an integral part of these financial statements.

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)



                                                       For the Six        For the Six      Total Accumulated
                                                       Months Ended       Months Ended     During the
                                                       June 30, 2001      June 30, 2000    Development Stage
                                                       -------------      -------------    -----------------

Cash flow from operating activities:

Net loss                                                 E(13,327)          E    (54)          E(15,017)

Adjustments to reconcile net loss to net cash

   Provided by(used in) operating activities:

      Amortization                                         12,726                  3             12,831

      Fee payable in common stock                              --                 --                806

      Decrease(increase) in receivable                         39                  3                (25)

      Increase(decrease) in accounts payable                 (335)               124                311

      Increase(decrease) in taxes and

        social costs payable                                  (22)                22                 87

      Other                                                   (16)                10                (19)
                                                         --------           --------           --------

                                                             (935)               108             (1,026)

Cash flows from investing activities:

   Patents and other                                          (44)               (13)              (234)

   Short-term investments                                     (85)              (130)              (234)

   Purchase of subsidiary, net of cash acquired                13                 --                 13
                                                         --------           --------           --------

                                                             (116)              (143)              (455)

Cash flows from financing activities:

   Proceeds from issuance of common stock                   2,124                 --              2,243

   Borrowing from shareholders                                 --                 --                242

   Increase in note payable                                   553                 --                937

   Loan fees                                                 (144)                --               (274)
                                                         --------           --------           --------

                                                            2,533                 --              3,148

Effect on foreign exchange rate on cash                       424                 --                424
                                                         --------           --------           --------

Net change in cash                                          1,906                (35)             2,091

Cash, beginning of period                                     185                 36                 --
                                                         --------           --------           --------

Cash, end of period                                      E  2,091           E      1           E  2,091
                                                         ========           ========           ========


The accompanying notes are an integral part of these financial statements.

                 MYMETICS CORPORATION (F/K/A ICHOR CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

Effective March 28, 2001 Mymetics Corporation (a United States company, formally known as Ichor Corporation) (the "Corporation") and Hippocampe S.A. (a French company, "Hippocampe") combined their operations whereby Hippocampe's stockholders exchanged their stock for the common stock of the Corporation. Because Hippocampe is a continuing entity, this combination is accounted for as a reverse purchase. Consistent with the accounting for a reverse purchase, these financial statements represent the historical financial statements of Hippocampe. The results of operations of the Corporation are included in these statements since the date of acquisition.

Hippocampe is a company in the development stage involved in the research and development of human and animal vaccines and therapies in the field of retroviral and viral autoimmune diseases. Hippocampe's main research efforts have been concentrated in the prevention and treatment of the AIDS virus. All of Hippocampe's activities have been conducted in Europe.

The accompanying financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods taking into account the exchange transaction described above.

All adjustments made during the six-month period ended June 30, 2001, were of a normal, recurring nature. The amounts presented for the six-month period ended June 30, 2001, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes of Hippocampe included in the Corporation's Definitive Information Statement on Schedule 14C dated April 25, 2001, and these financial statements and notes should be read in conjunction with such Definitive Information Statement.



NOTE 2. REPORTING CURRENCY

Consistent with the location of its activities, beginning January 1, 1999, the Corporation adopted the euro (E) as its corporate currency. Accordingly, the Corporation prepared its 2001 and 2000 financial statements in euros.



NOTE 3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the six-month periods ended June 30, 2001 and 2000, respectively. The weighted average number of shares outstanding was 38,758,952 and 33,311,398 for the six-month periods ended June 30, 2001 and 2000, respectively. The weighted average number of shares outstanding was 43,818,135 and 33,311,398 for the three-month periods ended June 30, 2001 and 2000, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. The conversion of convertible preferred shares, stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the six-month periods ended June 30, 2001 and 2000, respectively, since the exercise of such options and warrants would be anti-dilutive.



NOTE 4. WARRANTS

Under a loan agreement with MFC Merchant Bank ("MFC Bank"), the Corporation issued warrants on March 28, 2001, which entitle MFC Bank to purchase approximately 6,801,693 shares of the Corporation's common stock. The warrants will entitle MFC Bank to convert an amount equal to the maximum of the credit facility including unpaid interest plus arrangement and retainer fees associated with the loan agreement. The warrants are exercisable within a three-year period beginning August 2000 at approximately E0.2319 per common share. The intrinsic value of the beneficial conversion feature associated with the warrants was calculated at the grant date using the Black-Scholes model to be E15,938,000 and has been recorded as paid-in capital. E12,666,000 of this amount has been charged to bank fee expense in the current period and the balance of E3,272,000, which is included in loan fees in the June 30, 2001 consolidated balance sheet, is being amortized through August 2001, the remainder of the loan term, on the interest method.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the six-month and three month periods ended June 30, 2001 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues of the six months ended June 30, 2001 was nil compared to E67,000 for the six months ended June 30, 2000, primarily as a result of decreased contract research activity. Interest income was E6,000 and E1,000 for the six months ended June 30, 2001 and 2000, respectively.

Costs and expenses increased to E13,333,000 for the six months ended June 30, 2001 compared to E122,000 for the six months ended June 30, 2000, primarily as a result of an increase in bank fees of E12,666,000 for the six months ended June 30, 2001 (see Note 4 to the Corporation's Consolidated Financial Statements included herein).

The Corporation reported a net loss of E13,327,000, or E0.34 per share, for the six months ended June 30, 2001, compared to E54,000, or E0.00 per share, for the six months ended June 30, 2000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues for the three months ended June 30, 2001 was nil compared to E27,000 for the three months ended June 30, 2000, primarily as a result of decreased contract research activity. Interest income was E3,000 and nil for the three months ended June 30, 2001 and 2000, respectively.

Costs and expenses increased to E9,978,000 for the three months ended June 30, 2001 compared to E48,000 for the three months ended June 30, 2000, primarily as a result of an increase in bank fees of E9,612,000 for the three months ended June 30, 2001 (see Note 4 to the Corporation's Consolidated Financial Statements included herein).

The Corporation reported a net loss of E9,975,000, or E0.23 per share, for the three months ended June 30, 2001, compared to E21,000, or E0.00 per share, for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash in the amount of E2,091,000 at June 30, 2001, compared to E185,000 at December 31, 2000.

Net cash used by operating activities was E935,000 for the six months ended June 30, 2001, compared to cash provided of E108,000 for the six months ended June 30, 2000. A decrease in accounts payable used cash of E335,000 for the six months ended June 30, 2001 compared to an increase of the same providing cash of E124,000

Investing activities used cash in the amount of E116,000 for the six months ended June 30, 2001 compared to E143,000 for the same period last year. Short term investment used cash of E85,000 for the six months ended June 30, 2001 compared to E130,000 for the six months ended June 30, 2000.

Financing activities provided cash of E2,533,000 for the six months ended June 30, 2001 compared to nil in the same period last year. Proceeds from the issuance of common stock provided cash of E2,124,000 in the six months ended June 30, 2001. Increases in borrowing pursuant to a revolving term facility provided cash of E553,000 during the current period. The revolving term facility is in the principal amount of up to E1.3 million and matures on August 31, 2001. At June 30, 2001, the Corporation had borrowed an aggregate of E938,000 pursuant to this revolving term facility.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MYMETICS

Mymetics is exposed to market risk from changes in interest rates which could affect its financial condition and results of operations. Mymetics has not entered into derivative contracts for its own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. Mymetics has debt obligations which are sensitive to interest rate fluctuations. The following table provides information about Mymetics exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2000 and expected cash flows from these debt obligations:

                                                                           Expected Future Cash Flow
                                                            ------------------------------------------------------
                                                                  Year Ending December 31,
                                        Carrying   Fair     ---------------------------------------
                                         Value     Value    2001     2002    2003     2004     2005     Thereafter
                                        --------   -----    ----     ----    ----     ----     ----     ----------
Debt obligations (1) ..................  E 384     E 384    E 384    E --    E --     E --     E --        E --

------------
(1) Debt obligations consist of the Corporation's (as successor to Hippocampe's obligations) notes payable.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2001, the Corporation closed on a private offering of 1,333,333 shares of its common stock at E1.77 per share for an aggregate price of E2,355,600 (the "Private Placement"). The Private Placement was exempt from registration under the Securities Act of 1933 (the "1933 Act") pursuant to Regulation S of the 1933 Act. The shares sold pursuant to the Private Placement were sold to foreign investors meeting the requirements of Regulation S of the 1933 Act.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 19, 2001, the Corporation held an annual meeting of its shareholders in Saint-Genis Laval, France (the "Annual Meeting"). At the Annual Meeting, the Corporation's shareholders were given the opportunity to vote on the following items: (i) to elect three directors, (ii) to approve an amendment to the Corporation's Certificate of Incorporation to change the Corporation's name from "Ichor Corporation" to "Mymetics Corporation" and (iii) to approve the Ichor Corporation 2001 Stock Option Plan. Set forth below is a chart listing the items voted on at the Annual Meeting and numbers and manner of votes cast for each such item.

                                             Votes For         Votes Against         Abstentions         Non-Votes
                                             ---------         -------------         -----------         ---------

1.      Election of Directors:
        Patrice Pactol (1)                  35,419,233           2,252,326                  --              20,250
        Robert Demers (2)                   35,419,233           2,252,326                  --              20,250
        Michael K. Allio (2)                35,419,233           2,252,326                  --              20,250
        Pierre-Francois Serres (3)                  --                  --                  --                  --
        John M. Musacchio (4)                       --                  --                  --                  --


2.      Name Change                         20,655,402          14,897,006           2,137,151              20,250

3.      Approval of Ichor
        Corporation 2001 Stock              32,357,413           2,252,326                  --           3,077,670
        Option Plan


------------------
(1) Elected as a Class 2 Director whose term will expire in 2002
(2) Elected as a Class 1 Director whose term will expire in 2004
(3) Existing Director whose term expires in 2003
(4) Existing Director whose term expires in 2002

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS

           EXHIBIT
           NUMBER                 DESCRIPTION
           ------                 -----------

           (3)(i)                 Articles of Incorporation of the Corporation
                                  (as amended through July 25, 2001)
           (3)(ii)                Bylaws of the Corporation
           (10)(i)                Employment Agreement dated May 3, 2001,
                                  between Pierre-Francois Serres and the
                                  Corporation
           (10)(ii)               Services Agreement dated May 31, 2001 between
                                  the Corporation and MFC Merchant Bank, S.A.
           10(iii)                Indemnification Agreement dated March 28, 2001
                                  between the Corporation and MFC Bancorp Ltd.
           10(iv)                 Ichor Corporation 2001 Stock Option Plan
           99                     Definitive Information Statement on Schedule
                                  14C filed on April 25, 2001(1)

------------------
(1) Incorporated by reference from the Corporation's Schedule 14C filed on April 25, 2001


(b)      REPORTS ON FORM 8-K

The Corporation filed the following reports with respect to the indicated items during its second quarter ended June 30, 2001:

         Form 8-K dated April 12, 2001, regarding the share exchange transaction between the Corporation and the shareholders of Hippocampe S.A. effective March 28, 2001.

                  Item 7.  Financial Statements and Exhibits

         Form 8-K dated May 23, 2001, regarding the amendment to the Corporation's Certificate of Incorporation to increase the authorized number of its shares of common stock, $0.01 par value, from 30,000,000 to 80,000,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 2001                    MYMETICS CORPORATION

                                          By:   /s/ John M. Musacchio
                                             ---------------------------
                                                Chief Financial Officer