Form 10-Q
period 2001-09-30
MYMETICS CORP
filed 2001-11-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

                        COMMISSION FILE NUMBER: 000-25132

                              MYMETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             25-1741849
           --------                                             ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding at November 12, 2001
         -----                                 --------------------------------
         Common Stock, $0.01                   46,011,962
         par value

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION............................................3

   ITEM 1.     FINANCIAL STATEMENTS.......................................3
   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................4
   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT.............6

PART II.  OTHER INFORMATION...............................................7


   ITEM 1.     LEGAL PROCEEDINGS..........................................7
   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..................7
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........7
   ITEM 6.     EXHIBIT INDEX, EXHIBITS AND REPORTS ON FORM 8-K............8

SIGNATURES................................................................9





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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)

                                                           September 30,                 December 31,
                                                           -------------                 ------------
                                                               2001                           2000
                                                               ----                           ----

ASSETS

Current

   Cash                                                      E     1,337                 E       185

   Short term investments                                            274                         149

   Receivables                                                        49                          64

   Loan fees                                                        --                            87

   Prepaid expenses                                                   23                          11
                                                             -----------                 -----------

                                                                   1,683                         496

Patents and others                                                   166                         129
                                                             -----------                 -----------

                                                             E     1,849                 E       625
                                                             ===========                 ===========

LIABILITIES

Current

   Accounts payable                                          E       455                 E       646

   Taxes and social costs payable                                     84                         109

   Note payable, affiliate                                           958                         385

   Other                                                               6                           8
                                                             -----------                 -----------

                                                                   1,503                       1,148

Payable to shareholders                                              242                         242

SHAREHOLDERS' EQUITY

Common Stock                                                         525                         119

Paid-in capital                                                   18,486                         806

Deficit accumulated during the development stage                 (18,845)                     (1,690)

Cumulative translation adjustment                                    (62)                       --
                                                             -----------                 -----------

                                                                     104                        (765)
                                                             -----------                 -----------

                                                             E     1,849                 E       625
                                                             ===========                 ===========



The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF EURO, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     For the Nine       For the Nine       Total Accumulated

                                                     Months Ended       Months Ended       During the

                                                     September 30,      September 30,      Development Stage
                                                     -------------      -------------      -----------------
                                                     2001               2000
                                                     ----               ----


REVENUE                                              E      --          E       224        E       224
                                                     -----------        -----------        -----------

EXPENSES

   Research and development                                  313                124                675

   General and administrative                                865                321              1,588

   Bank fee                                               15,938               --               16,744

   Interest                                                   55                  3                 72
                                                     -----------        -----------        -----------

                                                          17,171                448             19,079
                                                     -----------        -----------        -----------



Interest Income                                               16                  2                 16
                                                     -----------        -----------        -----------

Loss before provision for income tax                     (17,155)              (222)           (18,839)

Income tax benefit (expense)                                --                    2                 (6)
                                                     -----------        -----------        -----------

Net loss                                             E   (17,155)       E      (220)       E   (18,845)
                                                     ===========        ===========        ===========



Basic and diluted loss per share                     E     (0.42)       E     (0.01)       E     (0.47)
                                                     ===========        ===========        ===========





The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF EURO, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     For the Three                          For the Three

                                                     Months Ended                           Months Ended

                                                     September 30, 2001                     September 30, 2000
                                                     ------------------                     ------------------



REVENUE                                                  E      --                             E       157
                                                         -----------                           -----------

EXPENSES

   Research and development                                      129                                    52


   General and administrative                                    424                                   271


   Bank fee                                                    3,272                                  --

   Interest                                                       13                                     3
                                                         -----------                           -----------

                                                               3,838                                   326
                                                         -----------                           -----------



Interest Income                                                   10                                     1
                                                         -----------                           -----------

Loss before income tax                                        (3,828)                                 (168)

Income tax benefit                                              --                                       2
                                                         -----------                           -----------

Net loss                                                 E    (3,828)                          E      (166)
                                                         ===========                           ===========



Basic and diluted loss per share                         E     (0.08)                          E      0.00
                                                         ===========                           ===========




The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)



                                                     For the Nine                           For the Nine

                                                     Months Ended                           Months Ended

                                                     September 30, 2001                     September 30, 2000
                                                     ------------------                     ------------------



Net loss                                               E   (17,155)                          E      (220)

Other comprehensive loss:

   Cumulative translation adjustment                           (62)                                 --
                                                       -----------                           -----------

Total comprehensive loss                               E   (17,217)                          E      (220)
                                                       ===========                           ===========







The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)



                                                     For the Three                            For the Three

                                                     Months Ended                             Months Ended

                                                     September 30, 2001                       September 30, 2000
                                                     ------------------                       ------------------



Net loss                                                E    (3,828)                            E      (166)

Other comprehensive loss:

   Cumulative translation adjustment                            (50)                                   --
                                                        -----------                             -----------

Total comprehensive loss                                E    (3,878)                            E      (166)
                                                        ===========                             ===========





The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS OF EURO)
                                   (UNAUDITED)

                                                            For the Nine               For the Nine            Total Accumulated

                                                            Months Ended               Months Ended            During the

                                                            September 30, 2001         September 30, 2000      Development Stage
                                                            ------------------         ------------------      -----------------

Cash flow from operating activities:

Net loss                                                      E   (17,155)             E      (220)             E   (18,845)

Adjustments to reconcile net loss to net cash

   used in operating activities:

      Amortization                                                 16,055                       24                   16,160

      Fee payable in common stock                                    --                       --                        806

      Decrease (increase) in receivable                                52                       (6)                     (12)

      Increase (decrease) in accounts payable                        (487)                      61                      159

      Increase (decrease) in taxes and

        social costs payable                                          (25)                      26                       84

      Other                                                           (14)                      (2)                     (17)
                                                              -----------              -----------              -----------

                                                                   (1,574)                    (117)                  (1,665)
                                                              -----------              -----------              -----------

Cash flows from investing activities:

   Patents and other                                                  (67)                     (70)                    (257)

   Short-term investments                                            (126)                     (34)                    (275)

   Purchase of subsidiary, net of cash acquired                        13                     --                         13
                                                              -----------              -----------              -----------

                                                                     (180)                    (104)                    (519)
                                                              -----------              -----------              -----------

Cash flows from financing activities:

   Proceeds from issuance of common stock                           2,124                     --                      2,243

   Borrowing from shareholders                                       --                       --                        242

   Increase in note payable                                           573                      432                      957

   Loan fees                                                         --                       (118)                    (130)
                                                              -----------              -----------              -----------

                                                                    2,697                      314                    3,312
                                                              -----------              -----------              -----------

Effect on foreign exchange rate on cash                               209                     --                        209
                                                              -----------              -----------              -----------

Net change in cash                                                  1,152                       93                    1,337

Cash, beginning of period                                             185                       36                     --
                                                              -----------              -----------              -----------

Cash, end of period                                           E     1,337              E       129              E     1,337
                                                              ===========              ===========              ===========







The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

Effective March 28, 2001 Mymetics Corporation, a United States company, formally known as Ichor Corporation (the "Corporation"), and Hippocampe S.A., a French company, ("Hippocampe") combined their operations, whereby Hippocampe's stockholders exchanged their stock for the common stock of the Corporation. Because Hippocampe is a continuing entity, this combination is accounted for as a reverse purchase. Consistent with the accounting for a reverse purchase, these financial statements represent the historical financial statements of Hippocampe. The results of operations of the Corporation are included in these statements since the date of acquisition.

Hippocampe is a company in the development stage which is involved in the research and development of human health products. Hippocampe's main research efforts have been concentrated in the prevention and treatment of the AIDS virus. All of Hippocampe's activities have been conducted in Europe.

The accompanying financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, result of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the nine month period ended September 30, 2001, were of a normal, recurring nature. The amounts presented for the nine month period ended September 30, 2001, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes of Hippocampe included in the Corporation's Definitive Information Statement on Schedule 14C dated April 25, 2001, and these financial statements and notes should be read in conjunction with such Definitive Information Statement.



NOTE 2.  REPORTING CURRENCY

Consistent with the location of its activities, beginning January 1, 1999, the Corporation adopted the euro (E) as its corporate currency. Accordingly, the Corporation prepared its 2001 and 2000 financial statements in euros.

NOTE 3.  EARNINGS(LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding in the reporting period. The weighted average number of shares outstanding was 41,203,190 and 33,311,398 for the nine month periods ended September 30, 2001 and 2000, respectively. The weighted average number of shares outstanding was 46,011,962 and 33,311,398 for the three month periods ended September 30, 2001 and 2000, respectively.

Diluted earnings (loss) per share takes into account common shares outstanding, potentially dilutive common shares and preferred shares convertible into common shares. The conversion of convertible preferred shares, stock options and warrants have not been reflected as exercised for purposes of computing the diluted loss per share for the nine month periods ended September 30, 2001 and 2000, respectively, since the exercise of such options and warrants would be anti-dilutive.



NOTE 4.  WARRANTS

Under a loan agreement with MFC Merchant Bank, S.A. ("MFC Bank"), the Corporation issued warrants on March 28, 2001, which entitle MFC Bank to purchase approximately 6,801,693 of the Corporation's common shares. The warrants will entitle MFC Bank to convert an amount equal to the maximum of the credit facility including unpaid interest plus arrangement and retainer fees associated with the loan agreement. The warrants are exercisable within a three-year period beginning August 2000 at approximately E0.2319 per common share. The intrinsic value of the beneficial conversion feature associated with the warrants was calculated at the grant date using the Black-Scholes model to be E15,938,000 and has been recorded as paid-in capital and the amount has been charged to bank fee in the current period.

Under an underwriting agreement with MFC Bank, the Corporation issued warrants on June 30, 2001, which entitle MFC Bank to purchase 103,559 of the Corporation's common shares. The warrants are exercisable within a three-year period at U.S. $1.725 per common share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the nine-month and three month periods ended September 30, 2001 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues for the nine months ended September 30, 2001 was nil compared to E224,000 for the nine months ended September 30, 2000, primarily as a result of decreased contract research activity. Interest income was E16,000 and E2,000 for the nine months ended September 30, 2001 and 2000, respectively.

Costs and expenses increased to E17,171,000 for the nine months ended September 30, 2001 compared to E448,000 for the nine months ended September 30, 2000, primarily as a result of an increase in bank fees of E15,938,000 for the nine months ended September 30, 2001 (see Note 4 to the Corporation's Consolidated Financial Statements included herein).

The Corporation reported a net loss of E17,155,000 or E0.42 per share, for the nine months ended September 30, 2001, compared to E220,000, or E0.01 per share, for the nine months ended September 30, 2000.



RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues for the three months ended September 30, 2001 was nil compared to E157,000 for the three months ended September 30, 2000, primarily as a result of decreased contract research activity. Interest income was E10,000 and E1,000 for the three months ended September 30, 2001 and 2000, respectively.

Costs and expenses increased to E3,838,000 for the three months ended September 30, 2001 compared to E326,000 for the three months ended September 30, 2000, primarily as a result of an increase in bank fees of E3,272,000 for the three months ended September 30, 2001 (see Note 4 to the Corporation's Consolidated Financial Statements included herein).

The Corporation reported a net loss of E3,828,000, or E0.08 per share, for the three months ended September 30, 2001, compared to E166,000, or E0.00 per share, for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash in the amount of E1,337,000 at September 30, 2001, compared to E185,000 at December 31, 2000.

Net cash used by operating activities was E1,574,000 for the nine months ended September 30, 2001, compared to E117,000 for the nine months ended September 30, 2000. A decrease in accounts payable used cash of E487,000 for the nine months ended September 30, 2001 compared to an increase of the same providing cash of E61,000 in the comparative period.

Investing activities used cash E180,000 for the nine months ended September 30, 2001 compared to E104,000 for the same period last year. Short term investment used cash of E126,000 for the nine months ended September 30, 2001 compared to E34,000 for the nine months ended September 30, 2000.

Financing activities provided cash of E2,697,000 for the nine months ended September 30, 2001 compared to E314,000 in the same period last year. Proceeds from issuance of common stock provided cash of E2,124,000, net of underwriting commission of E236,000 paid to an affiliate, in the nine months ended September 30, 2001. Increases in borrowing pursuant to a revolving term facility provided cash of E573,000 during the nine month period ended on September 30, 2001. The revolving term facility is in the principal amount of up to E1.3 million and matures on February 28, 2002. At September 30, 2001, the Corporation had borrowed an aggregate of E958,000 pursuant to this revolving term facility.

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

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. Mymetics has debt obligations which are sensitive to interest rate fluctuations. The following table provides information about Mymetics exposure to interest rate fluctuations for the carrying amount of such debt obligations as of September 30, 2001 and expected cash flows from these debt obligations:



                                                                           Expected Future Cash Flow
                                                           ------------------------------------------------------
                                                                          Year Ending September 30,
                                                           -------------------------------------------------

                                   Carrying        Fair
                                     Value        Value      2002     2003    2004     2005     2006     Thereafter
                                 ------------   ---------   ------   ------  ------   ------   ------  -------------

Debt obligations (1).........        E 958        E 958     E 958     E --    E --     E --     E --        E --


------------
(1) Debt obligations consist of the Corporation's (as successor to Hippocampe's obligations) notes payable.




                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 19, 2001, the Corporation held an annual meeting of its shareholders in Saint-Genis Laval, France to vote on the following items: (i) to elect three directors, (ii) to approve an amendment to the Corporation's Certificate of Incorporation to change the Corporation's name from "Ichor Corporation" to "Mymetics Corporation" and (iii) to approve the Ichor Corporation 2001 Stock Option Plan. The actions taken on such matters was reported previously in Part II, Item 4 of the Corporation's Form 10-Q for the quarter ended June 30, 2001 and filed with the Securities Exchange Commission on August 14, 2001, which item is hereby incorporated by reference herein.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)               EXHIBITS
                  --------

           EXHIBIT
           NUMBER                 DESCRIPTION
           ------                 -----------

            (3)(i) Articles of Incorporation of the Corporation (as amended through July 25, 2001). Incorporated by reference to the Corporation's Form 10-Q filed with the Securities Exchange Commission on August 14, 2001.

            (3)(ii) Bylaws of the Corporation. Incorporated by reference to the Corporation's Form 10-Q filed with the Securities Exchange Commission on August 14, 2001.

            99 Definitive Information Statement on Schedule 14C filed on April 25, 2001 (1)

------------------
(1) Incorporated by reference from the Corporation's Schedule 14C filed on April 25, 2001.


(b)      REPORTS ON FORM 8-K
         -------------------

The Corporation filed the following report with respect to the indicated items during its third quarter ended September 30, 200l:

         Form 8-K dated July 26, 2001, regarding the amendment to the Corporation's Articles of Incorporation to change the Corporation's name from "Ichor Corporation" to "Mymetics Corporation."

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November ___, 2001                    MYMETICS CORPORATION

                                             By:      /s/ John M. Musacchio
                                                ---------------------------
                                                   Chief Financial Officer