Form 10-K405
period 2001-12-31
MYMETICS CORP
filed 2002-03-29
CIK 927761

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to
                                                       ------       ------
                        Commission File Number 000-25132

                              MYMETICS CORPORATION
                          (formerly ICHOR Corporation)
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

      Registrant's telephone number, including area code: 33 4 72 39 52 09
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates) was approximately $55,440,090 as of March 8, 2002, computed on the basis of the average of the bid and ask prices on such date.

As of March 26, 2002, there were 49,261,962 shares of the Registrant's Common Stock outstanding (of which 16,330,516 shares are Exchangeable Preferred Shares of 6543 Luxembourg S.A., which are directly convertible into the Registrant's Common Stock).

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2002 Proxy Statement to be filed within 120 days of the period ended December 31, 2001 are incorporated by reference into Part III.
===============================================================================

USE OF EUROS

The financial information contained in this Form 10-K is provided in Euros (E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United Stated Dollars). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 28, 2002, 1 Euro was convertible into 0.871103 United States Dollars.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property; our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report on Form 10-K. An investment in the Corporation's common stock is very risky. If any of the following risks materialize, our business, financial condition or results of operations could be adversely affected. In such an event, the trading price of our common stock could decline, and you may lose part or all of your investment.

We are a holding company, which through our operating subsidiary, Mymetics S.A., engages exclusively in research and development activities, focusing primarily in human and veterinary biology and medicine. When used in these risk factors, the terms "we" or "our" refer to Mymetics Corporation and its subsidiaries.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR RESEARCH AND INTELLECTUAL PROPERTY, WE MAY NEVER GENERATE SIGNIFICANT REVENUES OR ACHIEVE PROFITABILITY.

Our current objective is to develop vaccine and therapeutic compounds and specific therapies for certain retroviral diseases or diseases with a viral autoimmune content. All of our potential products and production technologies are in the research or development stages and no revenues have been generated from product sales. The first products and applications target human and animal AIDS. We will not become profitable, if ever, unless we develop our intellectual property to a point where it can be licensed to third parties on financially favorable terms or applied in the creation and development of one or more products that can generate revenues.

Although our due diligence has indicated that Mymetics S.A.'s research and discovery regarding "mimicry" may lead to important discoveries in the scientific community regarding the human immunodeficiency virus ("HIV") infection process, other discoveries may be necessary to develop an effective vaccine, and we may never be able to develop Mymetics S.A.'s research and intellectual property into a commercially profitable product.

Our success will depend on our ability to:

- effectively commercialize the research through collaborative relationships;
- prepare acceptable protocols necessary to obtain regulatory approvals;
- effectively conclude clinical trials;

- effectively establish commercial viability; and
- effectively establish marketing and manufacturing relationships.

If we are unable to commercialize the current research, we do not have other products from which to derive revenue.

WE MUST OVERCOME SIGNIFICANT OBSTACLES TO SUCCESSFULLY DEVELOP OR MARKET PRODUCT CANDIDATES.

The development of product candidates is subject to significant risks of failure, which are inherent in the development of new medical products and products based on new technologies. These risks include:

- delays in pre-clinical testing, product development, clinical testing or manufacturing;
- unplanned expenditures for product development, clinical testing or manufacturing;
- failure of the technologies and products being developed to have the desired effect or an acceptable safety profile;
-  failure to receive regulatory approvals;
-  emergence of equivalent or superior products;
- inability to manufacture (directly or through third parties) product candidates on a commercial scale;
-  inability to market products due to third party proprietary rights;
-  inability to find collaborative partners to pursue product development; and
-  failure by future collaborative partners to successfully develop products.

If these risks materialize, our research and development efforts may not result in any commercially viable products.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO GENERATE OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We currently are engaged in research and development activities, and do not have any commercially marketed products. The product research and development process requires significant capital expenditures, and we do not have any other sources of revenue to off-set such expenditures. Accordingly, we expect to generate additional operating losses at least until such time as we are able to generate significant revenues.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR RESEARCH EFFORTS AND TO FULLY DEVELOP COMMERCIALLY VIABLE PRODUCTS. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED OR THAT SUCH CAPITAL WILL BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL. OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT RAISE ADDITIONAL CAPITAL WHEN NEEDED.

The costs for us to continue our research and to develop our intellectual property will be substantial. We expect that our existing capital resources will satisfy our capital requirements through approximately December 2002. However, given the fact that we do not have any current sources of revenue, substantial additional capital will likely be needed to continue the development and commercialization of our intellectual property. Currently there are no commitments for any additional financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance that additional financing will be available.

The availability of and the need for future capital will depend on many factors, including:

-  continued scientific progress in our research and development program;
-  results of pre-clinical tests;
-  results of any clinical trials;
-  the time and cost involved in obtaining regulatory approvals;
-  future collaborative relationships; and
-  the cost of manufacturing.

If adequate funds are not available, we may be required to curtail or cease operations.

The amount of additional capital required cannot be estimated with precision, however, it may be substantial.

COMMERCIALIZATION OF OUR INTELLECTUAL PROPERTY AND CREATION OF VIABLE PRODUCTS DEPENDS ON COLLABORATIONS WITH OTHERS. IF WE ARE UNABLE TO FIND COLLABORATORS IN THE FUTURE, WE MAY NOT BE ABLE TO DEVELOP PROFITABLE PRODUCTS.

Our strategy for the research, development and commercialization of products requires Mymetics to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. We do not have the funds to develop products on our own, and intend to depend on collaborators to develop products on our behalf. If collaborative relationships cannot be found, we may not be able to continue our development programs.

Moreover, we could become involved in disputes with collaborative partners, which could lead to delays or termination of development programs and time-consuming, expensive and distracting litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, a partner may terminate the agreement. If any collaborative partner were to terminate or breach an agreement with us, or otherwise fail to complete its obligations in a timely manner, our ability to successfully commercialize our intellectual property would be adversely affected.

IF WE ARE NOT ABLE TO DEMONSTRATE THE RESULTS OF OUR RESEARCH IN CLINICAL TRIALS, OR IF CLINICAL TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO OBTAIN REGULATORY CLEARANCE TO MARKET OUR PRODUCTS IN THE UNITED STATES OR IN A FOREIGN COUNTRY ON A TIMELY BASIS, OR AT ALL.

Assuming we are able to successfully develop our research into potential products, such products will require regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of the products under development, pre-clinical studies and clinical trials must demonstrate that the product is safe and effective for use in each target indication. If any of the products fail in clinical trials, the approval of the United States Food and Drug Administration (the "FDA") and similar agencies operating in foreign countries will not be obtained for such products, and we will not be able to generate revenues from such products.

Clinical testing is a long, expensive and uncertain process. One cannot be certain that the data collected from the clinical trials will be sufficient to support approval by the FDA or any foreign regulatory authorities, that the clinical trials will be completed on schedule or, even if the clinical trials are successfully completed and on schedule, that the FDA or any foreign regulatory authorities will ultimately approve the product for commercial use.

Clinical trials could be delayed for a variety of reasons, including:

-  delays in enrolling volunteers;
-  lower than anticipated retention rate of volunteers in the trials; and
-  serious adverse events related to the products being developed.

Our research is presently focused on developing a vaccine against HIV. Trials will be conducted on animals prior to humans. Results of animal trials, even if successful, may not be relevant for determining the protective effect of any potential vaccine against HIV infection in humans. In addition, results from early clinical trials are not necessarily indicative of future results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late stage clinical trials even after promising results in early stage development. Furthermore, pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approvals. Negative or inconclusive results or interpretations could cause the trials to be unacceptable for submission to regulatory authorities.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, WE WILL BE UNABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS.

We are dependent on the principal members of our management and scientific staff. In order to successfully complete our research and development activities and our commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.

IF WE FAIL TO ENTER INTO SUCCESSFUL MARKETING ARRANGEMENTS WITH THIRD PARTIES, WE WILL NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

Mymetics does not currently has any sales or marketing infrastructure, and we do not have significant experience in marketing, sales and distribution. Future profitability will depend in part on plans to enter into successful marketing arrangements with third parties. To the extent that we enter into marketing and sales arrangements with other companies, revenues will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third party arrangements, we may not be able to commercialize our products.

IF WE DO NOT SUCCESSFULLY COMPETE IN THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS AND KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, WE WILL BE UNABLE TO CAPTURE AND SUSTAIN A MEANINGFUL MARKET POSITION.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several companies that are actively engaged in research and development in areas related to our research focus. Many of these companies are addressing the same diseases and disease indications that we are addressing. As a result of this intense competition, any products that we develop may become obsolete before we are able to recover the expenses incurred in their development. Moreover, many of these companies, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs. These competitors, either alone or together with their collaborative partners, also have significantly greater experience in:

-  developing products;
-  undertaking pre-clinical testing and human clinical trials;
-  obtaining FDA and other regulatory approvals of products; and
-  manufacturing and marketing products.

IF OUR INTELLECTUAL PROPERTY DOES NOT ADEQUATELY PROTECT PRODUCT CANDIDATES, WE COULD ENCOUNTER MORE DIRECT COMPETITION, WHICH COMPETITION COULD ADVERSELY IMPACT REVENUES.

Our success depends in part on our ability to:

-  obtain and maintain patents or rights to patents;
-  protect trade secrets;
-  operate without infringing upon the proprietary rights of others; and
-  prevent others from infringing on our proprietary rights.

We will be able to protect proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that are owned or licensed from third parties may not provide adequate protection against competitors. Pending patent applications, those applications that we may file in the future, or those applications that may be licensed from third parties, may not result in patents being issued. Also, patent rights may not provide adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

In addition to patents, we rely on trade secrets and proprietary know-how. Protection of trade secrets and know-how is sought, in part, through confidentiality and proprietary information agreements and customary principles of "work-for-hire." These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect proprietary rights could seriously impair our competitive position.

IF THIRD PARTIES CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, WE COULD BECOME SUBJECT TO SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM MARKETING OUR PRODUCTS.

The areas in which we have focused our research and development have a number of competitors. This has resulted in a number of issued patents and still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until the patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. In the event of such infringement, we may be prevented from pursuing certain product development or commercialization and may be required to obtain a license for the use of the proprietary rights or patents. We may also be required to pay damages for past infringement.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property lawsuits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and in foreign countries involve complex legal and factual questions. As a result, such proceedings are costly and time consuming to pursue and their outcome is uncertain.

Litigation may be necessary in the future to:

-  enforce patents that we own or license;
-  protect trade secrets or know-how that we own or license; or
- determine the enforceability, scope and validity of the proprietary rights of others.

We believe that our technology has been independently developed and does not infringe upon the proprietary or intellectual property rights of others. We cannot, however, guarantee that our technology does not, and will not in the future, infringe upon the rights of third parties. We may be a party to legal proceedings and claims relating to the proprietary information of others from time to time in the ordinary course of our business. If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of proprietary position or to significant liabilities, or require licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms, if at all.

WE CAN NOT BE SURE THAT ANY FUTURE OR CURRENTLY PENDING PATENT APPLICATIONS RELATING TO OUR PRODUCTS WILL ISSUE ON A TIMELY BASIS, IF EVER.

Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to develop the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

-  scope of the patent claims;
-  validity and enforceability of the claims obtained in such patents; and
-  our willingness and financial ability to enforce and/or defend them.

EVEN IF WE OBTAIN REGULATORY APPROVAL TO MARKET AND SELL OUR PRODUCTS, WE WILL BE SUBJECT TO ONGOING REGULATORY REVIEW, WHICH WILL BE EXPENSIVE AND MAY EFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

Even if regulatory approval for a product is secured, such approval may be subject to limitations on the indicated uses for which the product may be marketed. Such limitations may restrict the size of the available market for the product or contain requirements for costly post-marketing surveillance studies. Manufacturers of medical products are subject to continued review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, clinical trial subjects, or with the manufacturer or it manufacturing facility may result in the imposition of restrictions on the product or manufacturer, including withdrawal of the product from the market. If we or any of our collaborative partners fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

Even if we are able to successfully develop a viable product and obtain regulatory approval of such product, such product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any medical product depends on a number of factors, including:

-  demonstration of clinical efficacy and safety;
-  cost-effectiveness;
-  potential advantages over alternative therapies;
-  reimbursement policies of government and third party payors;
-  effectiveness of marketing and distribution capabilities; and
-  the success of physician education programs.

Physicians will not recommend therapies using products until clinical data or other factors demonstrate their safety and efficacy as compared to other drugs or treatments. Even if the clinical safety and efficacy of therapies using the products is established, physicians may elect not to recommend the therapies for other reasons, including whether the mode of administration of products is effective for certain indications.

RAW MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS MAY NOT BE AVAILABLE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We believe we will have access to sufficient quantities of raw materials to conduct and advance our research. We utilize third party collaborators, licensors, licensees and others to conduct research on our behalf, and we rely on these third parties to provide the necessary materials to conduct such research. If we or our third party collaborators are unable to obtain the necessary materials to conduct such research, our business, financial condition and results of operations will be adversely affected.

OUR STOCK PRICE MAY EXPERIENCE SIGNIFICANT VOLATILITY, WHICH COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

THE ISSUANCE OF ADDITIONAL EQUITY SECURITIES MAY DILUTE YOUR INVESTMENT.

While we currently have outstanding shares of common stock, options to purchase an aggregate of shares of common stock and warrants to purchase an aggregate of shares of common stock, we are authorized to issue up to shares of common stock without additional stockholder approval. The issuance of such common stock or of other equity securities will dilute your percentage ownership in the Corporation and may also serve to dilute the value of such ownership interest.

WE CURRENTLY DO NOT INTEND TO PAY CASH DIVIDENDS ON OUR SHARES.

We have never declared or paid any cash dividends on our common stock, nor do we intend on doing so in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition as well as other relevant factors. We currently intend to retain all earnings, if any, to finance our continued growth and the development of our business. Furthermore, our ability to declare or pay dividends may be limited in the future by the terms of any then-existing credit facilities, which may contain covenants that restrict the payment of cash dividends.

POLITICAL OR SOCIAL FACTORS MAY ADVERSELY IMPACT REVENUES BY DELAYING OR IMPAIRING THE CORPORATION'S ABILITY TO MARKET ITS PRODUCTS.

We are focused on developing vaccines and products for the treatment and prevention of HIV. Products developed to address the HIV/AIDS epidemic have been and may continue to be, subject to competing and changing political and social pressures. The political and social response to the HIV/AIDS epidemic has been highly charged and unpredictable. Such political and social forces may serve to delay or prevent introduction of the Corporation's product into the marketplace or to place restrictions upon the pricing, availability and marketing of such products.

SHORTLY AFTER THE FILING OF THIS REPORT ON FORM 10-K, WE INTEND TO REGISTER ALL CURRENTLY RESTRICTED SHARES OF OUR COMMON STOCK UNDER THE SECURITIES ACT OF 1933. THE INTRODUCTION OF THESE SHARES INTO THE PUBLIC TRADING MARKET MAY CAUSE OUR STOCK PRICE TO DECLINE.

Shortly after the filing of this report on Form 10-K, we intend to register all currently restricted shares of our common stock under the Securities Act of 1933. These shares are currently outstanding, but restricted, as the term is defined in Securities Act Rule 144. After these shares are registered, they will no longer be "restricted shares," and may be sold in the public market. The introduction of these shares into the public trading market could have an adverse effect on our stock price, especially if a substantial number of these shares are sold at or close to the same time. In addition, the sale of these shares could impair our future ability to raise capital through the issuance of additional equity securities.

                             TABLE OF CONTENTS
                             -----------------

                                                                     PAGE
                                                                      ----

                                  PART I
                                  ------

ITEM 1.    BUSINESS                                                    10

ITEM 2.    PROPERTIES                                                  16

ITEM 3.    LEGAL PROCEEDINGS                                           16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16


                                  PART II
                                  -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                         17

ITEM 6.    SELECTED FINANCIAL DATA                                     18

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         18

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                 20

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 20

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                         20


                                  PART III
                                  --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          21

ITEM 11.   EXECUTIVE COMPENSATION                                      21

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                              21

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              21


                                  PART IV
                                  -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K                                                 22

SIGNATURES                                                             36

                                     PART I
                                     ------

ITEM 1.    BUSINESS

The Corporation

Mymetics Corporation is a holding company conducting business through its subsidiaries 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg ("LuxCo"), and Mymetics S.A. (formerly Hippocampe S.A.), a company organized in 1990 under the laws of France ("Mymetics S.A."). Mymetics Corporation was incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, the Corporation reincorporated under the laws of the State of Delaware and changed its name to "ICHOR Corporation." In July 2001, the Corporation changed its name to "Mymetics Corporation." LuxCo is a majority-owned subsidiary of Mymetics Corporation and Mymetics S.A. is a 99.9%-owned subsidiary of LuxCo. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

Development of the Corporation

From its inception in 1994 to December 1997, the Corporation operated in the environmental services industry, focusing on thermal treatment (in Florida), remediation services (in Florida and Pennsylvania) and waste oil recycling (in Illinois). In February 1995, the Corporation completed an initial public offering. In 1998 and 1999, after disposing of its thermal treatment, remediation services and waste oil recycling businesses, the Corporation provided consulting services to an industrial customer in Europe. In June 1999, the Corporation acquired a majority interest in Nazca Holdings Ltd., whose business involved the exploration for and development of groundwater resources in Chile. Following the Corporation's disposal of its interest in Nazca in July 2000, the Corporation did not have an operating business.

In March 2001, Mymetics acquired substantially all of the shares of Mymetics S.A. in consideration for shares of common stock of Mymetics and shares of preferred stock of LuxCo, which are convertible into shares of common stock of Mymetics. Prior to the share exchange, Mymetics S.A. was a biotechnology research and development company.

On June 30, 2001, the Corporation closed on a private offering of 1,333,333 shares of its common stock, at E1.77 per share, for an aggregate price of E2,355,600 (net of offering expenses). This private placement was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shares were sold to foreign investors meeting the requirements of Regulation S.

Mymetics S.A.

Mymetics S.A. is a biopharmaceutical company devoted to fundamental and applied research in the area of human and veterinary biology and medicine. Mymetics S.A.'s primary objective is to develop therapies to treat certain retroviruses, including the human immunodeficiency virus ("HIV"), the virus that leads to acquired immunodeficiency syndrome ("AIDS"). Additional applications of Mymetics S.A.'s research include potential treatments and/or vaccines for animal AIDS, human and animal Oncoviral Leukemias, multiple sclerosis and organ transplantation. To date, Mymetics S.A. has conducted its fundamental research in Europe.

Mymetics S.A. intends to form a new United States subsidiary during the second quarter of 2002. This new subsidiary will focus on applying our research and development to target products and on business development. Mymetics S.A. believes that this tiered structure has numerous advantages, including greater access to grants, subsidies, intellectual property and public and private research teams. To date, activities such as design of the prototype molecule, synthesis and in vitro experiments have been and will continue to be conducted mainly in Europe, while pre-clinical studies, toxicological trials, regulatory affairs, IND, Phase I, II, III, and NDA will, after the creation of the United States subsidiary, be conducted mainly in North America.

Mymetics S.A.'s research strategy is to organize and manage a collection of public and private best-in-class research teams, each of which has its own unique focus. Mymetics S.A. has segmented its primary research into modules, which are then out-sourced, under its direct supervision, to high-level, specialized and complementary public and private research teams. Mymetics S.A. retains all intellectual property rights on the combined research and applies for domestic and international patents whenever justified. As agreed and coordinated by Mymetics S.A., the research teams are authorized to co-publish their results.

Science Overview

Virus. A virus is a noncellular organism consisting of deoxyribonucleic acid ("DNA") or ribonucleic acid ("RNA") and a protein coat. During the free and infectious stage of their life cycle, viruses do not perform the usual functions of living cells, such as respiration and growth. Rather, when viruses enter a living plant, animal or bacterial cell, they utilize the host cell's chemical energy and synthesizing ability to replicate. After the replication of the viral components by the infected host cell, virus particles are released and the host cell is often destroyed. The approximately 2450 viral species identified to date are divided into about 75 groups. HIV belongs to the group of retroviruses, so called because they contain a reverse transcriptase that copies viral RNA back into DNA (the reverse of what usually occurs when DNA is copied into RNA). Retroviruses include spumaviruses, oncoviruses (causing cancers) and lentiviruses (viruses with a slow pathogenic action, e.g. AIDS-associated lentiviruses).

HIV. HIV is a type of retrovirus, a virus of the family Retroviridae that has RNA as its nucleic acid and uses the enzyme reverse transcriptase to copy its genome into the DNA of the host cells chromosomes. Once inside the T cell, HIV uses the cell's machinery to copy its RNA into DNA by means of the reverse transcriptase. HIV is characterized by an inability to mount a normal immune response and is responsible for the fatal illness known as AIDS. AIDS is the late stage of infection caused by the HIV virus.

Two strains of HIV have been identified, HIV-1 and HIV-2. The genetic material of these two strains is approximately 60% identical. Each strain contains a number of subtypes, which are slight genetic variations of the virus. At least 32 sub-types have been identified to date. These variations result from the high mutation rate of HIV's genetic material. Most variations occur in the gene encoding the GP120 protein, and these mutations can alter the protein's structure. HIV-1 or Type 1 classified as a lentivirus is a subgroup of retroviruses that have been isolated and recognized as the cause of a disease that induces AIDS. HIV-1, like most viruses and all bacteria, plants and animals, has genetic codes made up of DNA, which uses RNA to build specific proteins. HIV's genetic material is the RNA itself. HIV inserts its own RNA into the host cell's DNA, preventing the host cell from performing its natural functions and transforming it into an HIV virus factory.

AIDS. AIDS is a fatal epidemic disease caused by an infection by HIV (HIV-1 or HIV-2). In most cases, HIV slowly attacks and destroys the immune system, the body's defense against disease, leaving the infected individual vulnerable to malignancies and infections that eventually cause death. Propagation of the HIV virus results from the invasion of the host cell and its use of the host cell's protein synthesis capability. The immune system's response (antibodies and cellular immune response) is usually sufficient to temporarily arrest progress of the infection and reduce levels of the virus in the blood. Virus replication continues, however, and gradually destroys the immune system by infecting and destroying critical white blood cells known as CD4 cells. The main cellular target of HIV is a special class of white blood cells critical to the immune system, known as helper T lymphocytes, or T4 helper cells. These cells play a principal role in normal immune responses by stimulating or activating virtually all of the other cells involved in immune protection. These cells include B lymphocytes, the cells that produce antibodies needed to fight infection; cytotoxic T lymphocytes, which destroy cells infected with virus; and macrophages and other effector cells, which attack invading pathogens. Once HIV has entered the helper T cell, it can impair the functioning of or destroy the cell. A hallmark of the onset of AIDS is a drastic reduction in the number of helper T cells in the body. HIV also can infect other cells, including certain monocytes and macrophages, as well as brain cells. Among those cells are CDA, HIV's preferred target cells due to a docking molecule called cluster designation 4 ("CD4") on their surfaces. Cells with this molecule are known as CD4-positive ("CD4+") cells. These cells normally orchestrate the immune response, signaling other cells in the immune system to perform their special functions. Destruction of CD4+ lymphocytes is the major cause of the immunodeficiency observed in AIDS, and decreasing CD4+ lymphocyte levels appear to be the best indicator of morbidity in these patients. As the infection progresses, the immune system's control of HIV levels weakens, the level of the virus in the blood rises and the level of critical T cells declines to a fraction of their normal level.

Viral Envelope of HIV. The viral envelope of HIV is covered with mushroom-shaped spikes that enable the virus to attach itself to the target cell. The cap of each "mushroom" is comprised of GP120 molecules and its stem is comprised of GP41 molecules. GP120 is a glycoprotein that protrudes from the surface of HIV and binds to the CD4 receptor of the CD4+ T-cells. In a two-step process that allows HIV to breach the membrane of T-cells, the GP120-CD4 complex refolds to reveal a second structure that binds to CCR5 or CXCR4, one of several chemokine co-receptors used by the virus to gain entry into T cells. GP41 is a glycoprotein embedded in the outer envelope of HIV and plays a key role in HIV's infection of cells by carrying out the fusion of the viral and cell membranes. GP160 is a glycoprotein, which is the precursor of HIV envelope proteins GP120 and GP41.

Immune System. The immune system functions to protect the body against infection and foreign substances, including viruses and bacteria. This defensive function is performed by the body's white blood cells (leukocytes) and by a number of accessory cells, including B lymphocytes, the cells that produce the antibodies needed to fight infection, and cytotoxic T lymphocytes, which destroy cells infected with viruses. When an immunocompetent cell recognizes foreign material or a biological invader presented by the macrophages, it normally induces a response. This recognition function relies on the immune system's ability to recognize specific foreign molecular configurations, generically referred to as antigens. T4 lymphocytes, as the central cells of the immune system, specifically recognize foreign invaders presented by macrophages. After specific recognition of a presented antigen, T4 lymphocytes play a major role in the immune response, producing interleukine-2 ("IL-2"), a central interleukine that activates all of the accessory cells previously described and the overall immune response.

Mymetics S.A.'s Focus and Competitive Advantages

Mymetics S.A.'s current objective is to develop a platform of both therapeutic compounds and vaccines. Mymetics S.A. has made a series of discoveries about how the body's immune system responds to retroviruses, specifically HIV. The foundation of Mymetics S.A.'s platform technology and product pipeline is its discovery of a subtle mimicry between the virus and the host cells. By understanding the precise dynamics of the virus's GP41 and the host-cell's IL-2, Mymetics has illuminated the path to designing specific therapeutic molecules and antibodies to disrupt or even prevent the disease. Equally important, Mymetics S.A. plans to apply these findings to a range of additional diseases, including certain oncoviruses like leukemia.

Current approaches to treating HIV focus on slowing or impeding the progress of the virus once it has infected the body's host cells. Other biotechnology firms are attempting to develop therapies that prevent the virus from fusing with host cells. If the virus cannot fuse, it cannot reproduce, and the body's immune system then succeeds in arresting the invasion. Mymetics S.A.'s approach is also based on the concept of preventing viral fusion. Mymetics S.A.'s scientific strategy is unique in that its design is based on a series of discoveries involving mimicry, and, in particular, on the inter-reaction between the viral envelope glycoprotein ("GP41") and the host cell's IL-2. Mymetics S.A. has discovered that a piece of the virus closely resembles or "mimics" the host cell's IL-2. By exploiting this mimicry, the virus unlocks the host cell and gains access to the cell's machinery. The immune system responds to the invasion, but fail to differentiate between the viral GP41 and the host cell's IL-2. As a result, we believe that the immune system attacks both of them with equal vigor. The unfortunate consequence is that the body, in turning on itself, undercuts its own defenses. By understanding these precise dynamics, Mymetics, S.A. has illuminated the path to designing specific therapeutic molecules and antibodies to disrupt the mimicry. The current scientific strategy is to create therapeutic peptides and antibodies to disrupt the mimicry, block the fusion, and "train" the body's immune system to recognize GP41 as separate and distinct from IL-2.

The Discovered Molecular Mimicry Between Trimeric GP41 AND IL-2 - A Closer Look. Mymetics S.A. discovered a molecular mimicry between the trimeric ectodomain of the transmembrane protein of immunosuppressive lentiviruses (HIV-SIV-FIV) and IL-2. Mymetics S.A.'s initial results were communicated by Pr. Luc Montagnier to the French Academy of Sciences, and published in November 2000. (Note that Pr. Luc Montagnier is not an affiliate of the Corporation.)

It was Pr. L. Montagnier, of the Institut Pasteur in Paris, who discovered the HIV virus in 1983. Mymetics S.A. has further proven that the aforementioned mimicry exists in three mammal species known to be "AIDS prone," - man, monkeys and felines. The discovered host-virus autoimmune mimicry is therefore universal and applies to all human and animal AIDS-associated retroviruses.

Autoimmune Consequences For HIV Infected Subjects. Mymetics found some of the expected autoimmune consequences of the described virus-host molecular mimicry in HIV infected subjects. As expected, HIV positive sera recognize human IL-2, and cross-reactivity was found between the structurally and physically antigenic analogous sites of GP41 (HIV-1) and human IL-2. The tests included 2352 HIV+ and HIV-sera, and the results demonstrated that 100% of HIV+ patients (stages II, III and IV) were positive for the anti IL-2 response.

The first results were presented in a Symposium organized by the Merieux Foundation and entitled "Autoimmunity induced by infection or immunization". The title of the presentation by Pierre-Francois Serres, Chief Scientific Officer of the Corporation, was "AIDS: an immune response against the immune system; The role of a precise tridimensional molecular mimicry." These results were published in the Journal of Autoimmunity in 2001 and were also presented in a poster session at the Cold Spring Harbor, NY meeting on infectious disease in December 2000.

Therapeutic and Vaccinal Use of the Mimicry Discovery

Mymetics S.A.'s current research modules focus on the following four fields:

- Fundamental research. Mymetics S.A. believes that its insight into the GP41/IL-2 mimicry can explain, in large part, the main AIDS-associated disorders: drop of peripheral IL-2, decrease of non-infected T helper lymphocytes, lymphoproliferation disorders and a2 microglobulin increase and hypergammaglobulinemia. Some of the possible effects of the tridimensional GP41 (HIV-1)/human IL-2 molecular mimicry on the AIDS-associated disorders are being evaluated by Mymetics S.A.'s research teams.

- Therapeutic molecules. Mymetics S.A. believes that, based on the mimicry, an application involving the development of particular synthetic peptides and monoclonal antibodies (some of which have already been developed) would inhibit the fusion between the HIV virus and its target cell in an infected subject. Well-designed therapeutic molecules would prevent the virus from binding to the target cell, inhibiting its attempts to reproduce. Having demonstrated that the transmission of HIV depends on the viral load, and that no transmission has been observed below 1500 viral copies/ml., treatment with therapeutic agents may provide a strategy to control AIDS epidemicity. This application would complement available antiretroviral drugs, or may even provide a substitute for the available antiretroviral drugs.

- Therapeutic and preventive vaccines. Mymetics S.A. believes that its discovery of the host-virus autoimmune mimicy opens the door to novel therapeutic and preventive vaccine strategies for both humans and animals. Mymetics S.A. believes that its specific preventive vaccine would be universal for both HIV-1 and HIV-2, and would provide an all-strain prevention.

- AIDS Cartridge. Mymetics S.A. has developed a number of therapeutic immunocartridges that would help patients infected with AIDS by reducing the viral load. These immunocartridges have been tested and approved by the Ethics Committee for the Treatment of Systemic Lupus Erythematosus and Hemophilia A. Mymetics S.A.'s research has demonstrated that the anti IL-2 antibodies in HIV infected subjects recognize some sites of IL-2 that are crucial for its bioactivity. Therefore, Mymetics believes that the development of an "AIDS cartridge" could be efficient in the restoration of the immune system (CD4/CD8-viral load) of HIV infected subjects.

Products and Processes In Development. Four of Mymetics S.A.'s prototypes capable of commercialization include:

- Therapeutic molecules (pharmacological agents) - administered to infected subjects to prevent cell infection by the HIV virus.
- Therapeutic vaccines (immunotherapeutic agents) - administered to infected subjects to orient the immune system into recognizing the transmembrane glycoprotein of the virus and not the host's IL-2.

- Preventive vaccines - administered to healthy subjects to prevent infection by the HIV virus.
- AIDS cartridge - administered to infected subjects to selectively remove the identified immunosuppressive antibodies present in the serum of AIDS patients, using some peptides that have been tested for activity.

Key Staff

Peter P. McCann, Ph.D., a senior corporate executive and research scientist with 25 years of experience in the pharmaceutical and biotech industry, was named President and Chief Executive Officer and appointed to the Board of Directors of Mymetics Corporation in February 2002. Dr. McCann initially joined Marion Merrell Dow Inc., where he served in a number of senior executive capacities. He then served as President of British Biotech Inc., the North American operating unit of British Biotech Pharmaceuticals (the largest biotech company in Europe) from 1993-1998. In this capacity, he established British Biotech Inc. in Annapolis, Maryland, where he directed the company's phase II and phase III clinical trials of two major cancer drugs at more than 200 medical centers in the United States and Canada. Dr. McCann served as Interim President of the University of Maryland Biotechnology Institute, one of the 13 operating units of the University System of Maryland, from 1998-1999. From 1999-2001, Dr. McCann served as President and Chief Executive Officer of Oncostasis, Inc., a genomics-based cancer therapeutics company created to identify and develop new therapies. Dr. McCann entered into an employment agreement with the Corporation on March 18, 2002.

Joseph D. Mosca, Ph.D., an experienced research and development scientist in the field of immunology and AIDS virology, was named Vice President of Development of Mymetics Corporation in March 2002. Dr. Mosca joined the faculty of the Johns Hopkins University in 1982 and, subsequently, the staff of the Henry M. Jackson Foundation in Rockville, Maryland in 1989. From 1996 to 2000 Dr. Mosca held a number of management positions at Osiris Therapeutics in Baltimore, Maryland, the last of which was Director of Gene Delivery. Most recently he served as Executive Director of Research at Stemron Corporation in Gaithersburg, Maryland.

For the year ended December 31, 2001, Mymetics S.A. was focused on research and development and, as a result, did not generate any revenues or engage in any marketing activities. For the year ended December 31, 2001, Mymetics S.A. spent E482,000 on research and development activities.

Intellectual Property

The Corporation's policy is to extensively protect its technology products and processes pursuant to base and application patents filed in the United States, Europe and selected other countries.

Competition

Mymetics S.A. has not yet developed an actual product or generated any revenues. Mymetics S.A.'s future competitive position depends on its ability to successfully develop its intellectual property, and to either use such intellectual property to produce one or more products that can generate significant revenues or license such intellectual property to third parties on financially favorable terms. While we believe that the results of Mymetics S.A.'s research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human and veterinary biology and medicine all of which could be considered competitors of Mymetics S.A.

Mymetics S.A. faces significant competition for some of its therapeutic compounds and for its preventive vaccines.

Therapeutic Molecules (pharmacological agents). The biopharmaceutical industry is intensely competitive, especially in the field of HIV. If Mymetics S.A. is successful in developing and proving its therapeutic agents, it will compete with existing developed and approved therapies. The FDA has approved sixteen antiviral drugs to treat HIV and AIDS, which fall into two categories depending on whether they target one or two viral enzymes: either HIV protease or reverse transcriptase ("RT"). RT drugs aim to block reverse transcriptases and prevent transcription of the virus' generic material from RNA to DNA. There are two classes of RT drugs: nucleoside analogues inhibitors and non-nucleoside inhibitors. The approved nucleoside analogues inhibitors include drugs such as Retrovir (ziduvodine; AZT), Videx (didanosine; ddl), Hivid (zalcitabine; ddc), Zerit (stavudine; d4T), Epivir (larnivudine; 3TC), Combivir (ziduvodine + lamivudine), Ziagen (abacavir; ABC). These drugs are manufactured by companies such as Glaxo Wellcome Plc, Bristol-Myers Squibb Company, Roche Holding AG and BioChem Pharma Inc. The approved non-nucleoside inhibitors include drugs such as Viramuno (nevlrapine), Rescriptor (delavirdine), Sustiva (efavirenz; EFV) which are produced by Boehringer Ingelhelm Gmbh, Pharmacia & Upjohn Inc. and E. I. Du Pont de Nemours and Company. The objective of approved protease inhibitor drugs is to prevent the assembly of new virus particles. The approved protease inhibitors include drugs such as Invirase (saquinavir), Fortovase (saquinavir), Norvir (ritonavir), Crixivan (indinavir), Viracept (nellinavir) and Agenerase (amprenavir), which are manufactured by companies including Roche Holding AG, Abbot Laboratories, Merck & Co. Inc., Agouron Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated and Glaxo Wellcome Plc.

Both HIV protease and RT drugs have demonstrated their efficacy in terms of HIV blood concentration and HIV-positive period and are used to slow the progression of the disease. Furthermore, efficacy has been higher with drug combinations. None of these drugs are, however, a cure and mutations of HIV's envelope produce viral strains resistant to both classes of drugs. These drugs also produce toxic side effects on the peripheral nervous system and gastrointestinal tract. Non-compliance on combination therapies and interruptions in dosing could have an effect on and trigger accelerated viral replication.

If successful in developing and validating its therapeutic molecules, Mymetics believes that there are significant existing and future markets for the treatment of HIV and AIDS. There can be no assurance that currently approved drugs or products developed in the future for the treatment of HIV/AIDS by Mymetics S.A.'s competitors (which may include Roche Holding AG, Abbot Laboratories, Merck & Co. Inc., Agouron Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated, Glaxo Wellcome Plc, Bristol-Myers Squibb Company, Trimeris, Inc., Progenics, Inc., and BioChem Pharma Inc.) will not be effectively marketed and sold. Mymetics believes, however, that its unique approach and fundamental understanding of molecular mimicry will provide an advantage over existing competitors.

Therapeutic Molecules (immunotherapeutic agent). Mymetics believes that its targeted immunotherapeutic vaccines may be innovative within the field of therapeutic research related to AIDS.

Preventive Vaccines. Mymetics is conducting research aimed at developing of a universal preventive vaccine for the HIV-1 and HIV-2 viruses, which vaccine will provide protection against all viral strains.

The worldwide vaccine market is dominated by four large multinational companies:
Merck & Co., SmithKline Beecham Plc, Wyeth Lederle Vaccines & Pediatrics (a division of American Home Products Corporation), and Aventis S.A. Pasteur. Companies such as The Immune Response Corporation, VaxGen Inc., Trimeris, Inc., and Progenics Pharmaceuticals, Inc. are also developing preventive vaccines.

Mymetics S.A. believes that while these companies have greater financial, manufacturing, technical, human resource, marketing and distribution capabilities, and greater experience in conducting pre-clinical and clinical trials and in obtaining regulatory and Food and Drug Administration approvals, its technologies nonetheless provide a competitive advantage. Mymetics S.A.'s innovative approach to vaccine development is based on the observed immunological cross-reactivity (or mimicry) between the well preserved, antigenic and immunodominant domain of GP41 and IL-2, and relies on the observation of expected autoimmune consequences in HIV infected subjects.

Mymetics S.A. believes that its approach is most promising in comparison with the approaches that have been pursued so far, including:

- Sub-unit vaccine: a technology addressing a piece of the outer surface of HIV, such as GP160 or GP120, produced by genetic engineering.
- Live vector vaccine: a live bacterium or virus such as vaccinia (used in the smallpox vaccine) modified so it cannot cause disease, but can transport into the body one or more genes that makes one or more HIV proteins.

- Vaccine combination: an example includes a "prime-boost strategy", use of a recombinant vector vaccine to induce cellular immune responses followed by booster shots of a sub-unit vaccine to stimulate antibody production.
- Peptide vaccine: chemically synthesized pieces of HIV proteins (peptides) known to stimulate HIV-specific immunity.
- Virus-like particle vaccine (pseudovirion vaccine): a non-infectious HIV look-alike that has one or more, but not all, HIV proteins.
-  DNA vaccine: direct injection of genes coding for HIV proteins.
- Whole-killed virus vaccine: HIV that has been inactivated by chemicals, irradiation or other means rendering it non-infectious.
- Live-attenuated virus vaccine: live HIV from which one or more apparent disease-promoting genes of the virus have been deleted.

Cartridge. Mymetics S.A. believes that its cartridge or therapeutic plasmapheresis is significantly different from the cartridges being developed and provided by competitors. The more specific technique for antibody removal is known as immunoadsorption, yet all existing systems are non-specific in removal of antibodies, which limits their effectiveness and may have serious side effects. Current immunoadsorption systems selectively remove antibodies by the interposition of affinity columns in the devices. These cartridges are expensive, large, require trained technicians and are not protein specific. In addition, the cartridge is based on a biocompatible membrane based on a discovery of antibody binding, which perform a highly specific extra-corporeal immunoadsorption. When specific (as compared with selective) there is the definitive advantage of removing only the targeted pathogenic antibodies while leaving the other antibodies essential to the patients normal immune systems, and defence against infection. The main competitor with respect to cartridges appears to be Aethlon Medical with its HIV Hemopurifier.

Governmental Regulation

The Corporation contracts with third parties to perform research projects related to its business. These third parties are located in various countries throughout Europe and are subject to the applicable laws and regulations of their respective countries.

As of December 31, 2001, Mymetics S.A. had seven full-time employees; Mymetics Corporation had one full-time employee.

ITEM 2.    PROPERTIES

Mymetics S.A. currently leases approximately 170 square meters of office space in Saint-Genis Laval, France, in which the Corporation's European administrative activities are conducted. The current rent is approximately E1,641 per month, and the lease expires on January 31, 2006. Apart from the Mymetics S.A. lease, the Corporation does not own or lease any real property. All of the Corporation's research activities are conducted at the properties of third parties with whom the Corporation contracts to perform research projects.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II
                                  -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

(a) Market Information. The Corporation's common stock is quoted on the OTC Bulletin Board under the trading symbol "MYMX". The Corporation's trading symbol changed from ICHR to MYMX in July 2001, pursuant to a corporate name change from ICHOR Corporation to Mymetics Corporation. The following table sets forth the quarterly high and low sale price per share of the Corporation's common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



Fiscal Quarter Ended                High            Low
--------------------                ----            ---


2000
March 31                          $ 3.25          $ 1.50
June 30                             2.00            0.50
September 30                        0.59            0.49
December 31                         3.44            0.38

2001
March 31                          $ 3.25          $ 1.88
June 30                             3.50            2.35
September 30                        4.10            2.50
December 31                         3.95            2.00




(b) Stockholders. At March 26, 2002, the Corporation had approximately 52 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

(c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.


                          For the         For the       For the         For the       For the 11
                          Year            Year          Year            Year          Months
                          Ended           Ended         Ended           Ended         Ended
                          December 31,    December 31,  December 31,    December 31,  December 31,
                          ------------    ------------  ------------    ------------  ------------
                              2001           2000          1999            1998          1997
                          ------------    ------------  ------------    ------------  ------------
                                          (Euros in thousands, except per share amounts)
OPERATING DATA
Operating revenues               26            13            47            42            14
Research & Development
 Expenses                       482           101            94            70            20

General &
Administrative
 Expenses                     1,034           351            37            38            34
Loss from continuing
 operations                  15,701         1,314            99            68            40


COMMON SHARE DATA(1)
Loss from continuing
 operations per
 common share                 (0.37)        (0.04)        (0.00)        (0.00)        (0.00)
Weighted average
 common shares
 outstanding
 (in thousands)              42,460        33,311        33,311        33,311        33,311

BALANCE SHEET DATA
Working capital                 565          (652)          (24)          (40)          (46)
Total assets                  1,692           625           146            77            43
Long-term
 obligations                    242           242           242           138            70
Total stockholders'
 equity                         693          (765)         (257)         (158)          (90)


-------------

(1)   Basic and diluted common share data is the same.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Corporation for the years ended December 31, 2001, 2000 and 1999, respectively, should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.

Results of Operations--Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Revenues for the year ended December 31, 2001 were E26,000 compared to E13,000 for the year ended December 31, 2000. Sales for the year ended December 31, 2001 were nil compared to E13,000 for the year ended December 31, 2000, primarily as a result of decreased contract research activity. Interest income was E26,000 and nil for the years ended December 31, 2001 and 2000, respectively.

Costs and expenses increased to E15,727,000 for the year ended December 31, 2001, compared to E1,326,000 for the year ended December 31, 2000. Research and development expenses increased to E482,000 in the current year from E101,000 for the year 2000 as a result of an increase in research activities. General and administrative expenses increased to E1,034,000 for the year ended December
31, 2001 from E351,000 for the year ended December 31, 2000, primarily as a result of the expenses related to the reverse purchase transaction that occurred in March 2001. Bank fees increased to E14,063,000 for the year ended
December 31, 2001 from E806,000 in the comparative period in 2000, primarily as a result of the reverse purchase transaction mentioned above.

The Corporation reported a net loss of E15,701,000, or E0.37 per share, for the year ended December 31, 2001, compared to a net loss of E1,314,000, or E0.04 per share, for the year ended December 31, 2000.

Results of Operations--Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Revenues of the year ended December 31, 2000 decreased to E13,000 from E47,000 in the year ended December 31, 1999, primarily as a result of decreased contract research activity.

Costs and expenses increased to E1,326,000 for the year ended December 31, 2000 from E143,000 for the year ended December 31, 1999. Research and development expenses increased to E101,000 in the current year from E94,000 in 1999 as a result of an increase in research activities. General and administrative expenses increased to E351,000 for the year ended December
31, 2000, from E37,000 in 1999, primarily as a result of higher administrative expenses relating to an increase in research activities and fees and expenses associated with the Corporation's credit facilities. In the year ended December 31, 2000, the Corporation incurred E806,000 in bank fees compared to nil for the year ended December 31, 1999.

The Corporation reported a net loss of E1,314,000, or E0.04 per share, for the year ended December 31, 2000, compared to a net loss of E99,000, or E0.00 per share, for the year ended December 31, 1999.

Liquidity and Capital Resources

The Corporation had cash of E888,000 as of December 31, 2001, compared to cash of E185,000 as of December 31, 2000.

Net cash used by operating activities was E2,000,000 for the year ended December 31, 2001, compared to cash provided of E145,000 for the year ended December
31, 2000. A decrease in accounts payable used cash of E508,000 for the year ended December 31, 2001 compared to an increase of accounts payable providing cash of E546,000 for the year ended December 31, 2000.

Investing activities used cash of E237,000 for the year ended December 31, 2001, compared to E250,000 in 2000. Short term investment used cash of E205,000 for the year ended December 31, 2001, compared to E122,000 for the year ended December 31, 2000.

Financing activities provided cash of E2,840,000 for the year ended December 31, 2001, compared to E254,000 in 2000. Proceeds from issuance of common stock provided cash of E2,724,000 in the year ended December 31, 2001. Increases in borrowing pursuant to a revolving term facility and other short term advances provided cash of E116,000 in the year ended December 31, 2001, compared to E384,000 in 2000. The revolving term facility is in the principal amount of up to E1.3 million and matures on August 31, 2002. As of December 31, 2001, Mymetics had borrowed an aggregate of E228,000 pursuant to this revolving term facility.

The Corporation expects that it will require substantial additional capital to continue its research and development, clinical studies and regulatory activities necessary to bring its potential products to market and to establish production, marketing and sales capabilities. The Corporation anticipates its operations will require approximately E1.0 million in the year ending
December 31, 2002. The Corporation will seek to raise the required capital from lenders and/or equity or debt issuances. However, there can be no assurance that the Corporation will be able to raise additional capital to finance its operations on terms satisfactory to the Corporation, or at all. In the event that the Corporation is not able to obtain such additional capital, it would be required to restrict or even halt its operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mymetics is exposed to market risk from changes in interest rates which could affect its financial condition and results of operations. Mymetics has not entered into derivative contracts for its own account to hedge against such risk.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. Mymetics has debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about Mymetics exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2001 and 2000 and expected cash flows from these debt obligations.

                                                                  Expected Future Cash Flow
                                                           ------------------------------------------
                                                                 Year Ending December 31, 2001
                                                                         (in thousands)
                                                           -----------------------------------------------

                                    Carrying       Fair
                                     Value         Value      2002       2003     2004      2005      2006       Thereafter
                                    --------       -----      -----      ----     ----      ----      ----       ----------

Debt obligations(1)                   E228          E228       E228      E--     E--        E--       E--           E--

                                                           ------------------------------------------
                                                                  Year Ending December 31, 2000
                                                                          (in thousands)
                                                           -----------------------------------------------

                                    Carrying       Fair
                                     Value         Value      2001       2002     2003    2004      2005       Thereafter
                                    --------       -----      -----      ----     ----    ----      ----       ----------
Debt obligations(1)                   E384          E384       E384       E--      E--     E--       E--           E--


------------
(1) Debt obligations consist of the Corporation's (as successor to Mymetics S.A.'s obligations) notes payable.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report commencing on page 24.

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

                                  PART IV
                                  -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

       (a)(1) Index to Financial Statements

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

    All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3)    List of Exhibits

       2.1 Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

       2.2 Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

       2.3 Purchase Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd. (2)

       2.4 Amendment to the Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd.
              (3)

       2.5 Revised Purchase Agreement dated July 28, 1999 between the Corporation and the majority stockholders of Nazca Holdings Ltd.
              (4)

       3(i) Articles of Incorporation of the Corporation (as amended through July 25, 2001) (5)

       3(ii)  Bylaws(5)

       10.1 Services Agreement dated May 31, 2001 between the Corporation and MFC Merchant Bank, S.A.(5)

       10.2 Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Corporation (5)

       10.3 Indemnification Agreement dated March 28, 2001 between the Corporation and MFC Bancorp Ltd. (5)

       10.4 Agreement dated for reference May 15, 2000 between the Corporation and Maarten Reidel (6)

       10.5 Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000 between the Corporation and Sutton Park International Ltd. (7)

       10.6 Preferred Stock Conversion Agreement dated for reference December 21, 2000 between the Corporation and Med Net International Ltd.
              (8)

       10.7 Preferred Stock Conversion Agreement dated December 21, 2000 between the Corporation and Dresden Papier GmbH (8)

       10.8 Assignment Agreement dated December 29, 2000 among the Corporation, Mymetics S.A. and MFC Merchant Bank S.A. (1)

       10.9 Credit Facility Agreement dated July 27, 2000 between MFC Merchant Bank, S.A. and the Corporation (1)


       10.10  2001 ICHOR Corporation Stock Option Plan (5)

       10.11 Employment Agreement dated March 18, 2002, between Peter McCann and the Corporation

       21     List of Subsidiaries

       24.1   Power of Attorney for Peter P. McCann

       24.2   Power of Attorney for Patrice Pactol

       24.3   Power of Attorney for Pierre-Francois Serres

       24.4   Power of Attorney for Robert Demers

       24.5   Power of Attorney for Michael K. Allio

------------------
       (1) Incorporated by reference to the Corporation's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.
       (2) Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.
       (3) Incorporated by reference to the Corporation's Form 8-K/A dated April 9, 1999.
       (4) Incorporated by reference to the Corporation's Form 8-K/A dated August 12, 1999.
       (5) Incorporated by reference to the Corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
       (6) Incorporated by reference to the Corporation's Form 8-K/A dated August 9, 2000.
       (7)    Incorporated by reference to a Schedule 13D/A dated January 2,
              2001.
       (8) Incorporated by reference to the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.

(b)    Reports on Form 8-K

       None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Shareholders
Mymetics Corporation and Subsidiary



We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company; formerly Ichor Corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999, and for the period from May 2, 1990 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company; formerly Ichor Corporation) and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, and for the period from May 2, 1990 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Peterson Sullivan PLLC

Peterson Sullivan PLLC
Seattle, Washington
March 8, 2002

                       MYMETICS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (In Thousands of Euros)

                                                           U.S. Dollars
                                                           (In Thousands;
                                                          Information Only)
              ASSETS                                              2001               2001               2000
                                                         ----------------        ------------       -----------
Current Assets
    Cash                                                 $         791            E    888         E      185
    Short-term investments                                         315                 354                149
    Receivables                                                     44                  49                 64
    Loan fees                                                        -                   -                 87
    Prepaid expenses                                                28                  31                 11
                                                         ----------------       -------------       -----------

              Total current assets                               1,178               1,322                496

Patents and Other                                                  143                 161                129

Goodwill, net                                                      187                 209                  -
                                                         ----------------       -------------       -----------

                                                         $       1,508            E  1,692          E     625
                                                         ================       =============       ===========
              LIABILITIES

Current Liabilities
   Accounts payable                                      $         388            E    436         E      646
   Taxes and social costs payable                                   74                  83                109
   Note payable                                                    203                 228                384
   Other                                                             9                  10                  9
                                                         ----------------       -------------       -----------

              Total current liabilities                            674                 757              1,148

Payable to Shareholders                                            216                 242                242

Shareholders' Equity
    Common stock,E.0114 par value;
       80,000,000 shares authorized;
       issued and outstanding 49,261,962
       at December 31, 2001, and
       33,311,361 at December 31, 2000                             501                 562                119
    Additional paid-in capital                                  15,528              17,422                806
    Deficit accumulated during the
       development stage                                       (15,500)            (17,391)            (1,690)
    Accumulated other comprehensive
       income                                                       89                 100                  -
                                                         ----------------       -------------       -----------
                                                                   618                 693               (765)
                                                         ----------------       -------------       -----------

                                                         $       1,508          E    1,692          E     625
                                                         ================       =============       ===========

The accompanying notes are an integral part of these financial statements.

                       MYMETICS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE LOSS For the Years Ended
                         December 31, 2001, 2000, 1999,
        and the Period from May 2, 1990 (Inception) to December 31, 2001
              (In Thousands of Euros, Except for Per Share Amounts)


                                                                                                                  Total
                                                                                                               accumulated
                                                                                                                  during
                                    U.S. Dollars                                                               development
                                   (In Thousands;                                                             stage (May 2,
                                    Information                                                                  1990 to
                                       Only)                                                                   December 31,
                                        2001              2001               2000               1999              2001)
                                  ------------------------------------ -----------------  ----------------- -------------------
Revenues
   Sales                           $           -      E         -           E      13          E      47         E    224
   Interest                                   23                26                  -                  -               26
                                   -------------     --------------      --------------      -------------      -------------

                                              23                26                 13                 47              250

Expenses
   Research and development                  429               482                101                 94              844
   General and administrative                922             1,034                351                 37            1,615
   Bank fee                               12,525            14,063                806                  -           14,869
   Interest                                   70                79                 16                  -               95
   Amortization                               45                51                 52                 12              194
   Other                                      16                18                  -                  -               18
                                   -------------     --------------      --------------      -------------      -------------

                                          14,007            15,727              1,326                143           17,635
                                   -------------     --------------      --------------      -------------      -------------

Loss before income tax provision         (13,984)          (15,701)            (1,313)               (96)         (17,385)
Income tax provision                           -                 -                  1                  3                6
                                   -------------     --------------      --------------      -------------      -------------

Net loss                                 (13,984)          (15,701)            (1,314)               (99)         (17,391)

Other comprehensive income
   Foreign currency translation
     adjustment                               89               100                  -                  -              100
                                   -------------     --------------      --------------      -------------      -------------

Comprehensive loss                     $  (13,895)      E  (15,601)         E  (1,314)         E     (99)        E(17,291)
                                   ==============    ==============      ==============      =============      =============

Basic and diluted loss per share       $     (.33)      E     (.37)         E    (.04)         E    (.00)        E   (.51)
                                   ==============    ==============      ==============      =============      =============



The accompanying notes are an integral part of these financial statements.

                       MYMETICS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                            CONSOLIDATED STATEMENT OF
                            CHANGES IN SHAREHOLDERS'
                           EQUITY For the Period from
                           May 2, 1990 (Inception) to
                                December 31, 2001
                             (In Thousands of Euros)




                                                                                                      Additional
                                                       Date of         Number of                        Paid-in
                                                     Transaction         Shares        Par Value        Capital
                                                  ------------------ --------------- --------------- --------------
Balance at May 2, 1990                                                                     E    --          E  --

    Shares issued for cash                            June 1990          33,311,361             119            --

    Net losses to December 31, 1998                                            --              --              --
                                                                         ----------      ----------      ----------

Balance at December 31, 1998                                             33,311,361             119            --

    Net loss for the year                                                      --              --              --
                                                                         ----------      ----------      ----------

Balance at December 31, 1999                                             33,311,361             119            --

    Bank fee                                                                   --              --               806

    Net loss for the year                                                      --              --              --
                                                                         ----------      ----------      ----------

Balance at December 31, 2000                                             33,311,361             119             806

    Effect on capital structure resulting from
       reverse purchase                               March 2001          8,165,830             354            (354)

    Issuance of stock purchase warrants for
       bank fee                                       March 2001               --              --            14,063

    Issuance of shares for bank fee                   March 2001          1,800,000              21             (21)

    Issuance of shares for bank fee                   June 2001             225,144               3              (3)

    Issuance of shares for cash                       June 2001           1,333,333              15           2,109

    Exercise of stock purchase warrants in
       repayment of debt                              June 2001           1,176,294              13             259

    Exercise of stock purchase warrants for cash      December 2001       3,250,000              37             563

    Net loss for the year                                                      --              --              --

    Translation adjustment                                                     --              --              --
                                                                         ----------      ----------      ----------

Balance at December 31, 2001                                             49,261,962        E    562        E  7,422
                                                                         ==========      ==========      ==========
                                                      Deficit
                                                     Accumulated       Accumulated
                                                     During the          Other
                                                     Development      Comprehensive
                                                        Stage            Income           Total
                                                  ------------------- ---------------- ---------------
Balance at May 2, 1990                                  E    --         E     --         E      --

    Shares issued for cash                                   --               --               119

    Net losses to December 31, 1998                          (277)            --              (277)
                                                       ----------       ----------      ----------

Balance at December 31, 1998                                 (277)            --              (158)

    Net loss for the year                                     (99)            --               (99)
                                                       ----------       ----------      ----------

Balance at December 31, 1999                                 (376)            --              (257)

    Bank fee                                                 --               --               806

    Net loss for the year                                  (1,314)            --            (1,314)
                                                       ----------       ----------      ----------

Balance at December 31, 2000                               (1,690)            --              (765)

    Effect on capital structure resulting from
       reverse purchase                                      --               --              --

    Issuance of stock purchase warrants for
       bank fee                                              --               --            14,063

    Issuance of shares for bank fee                          --               --              --

    Issuance of shares for bank fee                          --               --              --

    Issuance of shares for cash                              --               --             2,124

    Exercise of stock purchase warrants in
       repayment of debt                                     --               --               272

    Exercise of stock purchase warrants for cash             --               --               600

    Net loss for the year                                 (15,701)            --           (15,701)

    Translation adjustment                                   --                100             100
                                                       ----------       ----------      ----------

Balance at December 31, 2001                           E  (17,391)        E    100       E     693
                                                       ==========       ==========      ==========


The accompanying notes are an integral part of these financial statements.

                       MYMETICS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF CASH
                     FLOWS For the Years Ended December 31,
                                2001, 2000, 1999,
        and the Period from May 2, 1990 (Inception) to December 31, 2001
                             (In Thousands of Euros)

                                                                                                                       Total
                                                                                                                    accumulated
                                                                                                                       during
                                                                                                                    development
                                                                                                                   stage (May 2,
                                                                                                                        1990
                                                                                                                         to
                                                                                                                    December 31,
                                                                  2001              2000              1999              2001)
                                                             ----------------  ---------------- ----------------- -----------------
Cash Flows From Operating Activities
  Net loss                                                       E (15,701)        E  (1,314)       E     (99)         E  (17,391)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
      Amortization                                                      51                52               12                 194
      Fees paid in warrants                                         14,063                 -                -              14,063
      Fee paid in common stock                                           -               806                -                 806
       hanges in current assets and liabilities, net of
      C   effects from reverse purchase
        Receivables                                                     53                 7              (47)                (11)
        Accounts payable                                              (508)              546               38                 138
        Taxes and social costs payable                                 (26)               55               26                  83
        Other                                                           68                (7)              (1)                 27
                                                             ----------------  ---------------- ----------------- -----------------

            Net cash provided by (used in)
               operating activities                                 (2,000)              145              (71)             (2,091)

Cash Flows From Investing Activities
  Patents and other                                                    (45)             (128)               -                (235)
  Short-term investments                                              (205)             (122)             (27)               (354)
  Cash acquired in reverse purchase                                     13                 -                -                  13
                                                             ----------------  ---------------- ----------------- -----------------

            Net cash used in investing activities                     (237)             (250)             (27)               (576)

Cash Flows From Financing Activities
  Proceeds from the issuance of common stock                         2,724                 -                -               2,843
  Borrowings from shareholders                                           -                 -              104                 242
  Increase in note payable and other
      short-term advances                                              116               384                -                 500
  Loan fees                                                              -              (130)               -                (130)
                                                             ----------------  ---------------- ----------------- -----------------

            Net cash provided by financing
                activities                                           2,840               254              104               3,455

Effect of exchange rate changes on cash                                100                 -                -                 100
                                                             ----------------  ---------------- ----------------- -----------------

            Net increase in cash                                       703               149                6                 888

Cash, beginning of period                                              185                36               30                   -
                                                             ----------------  ---------------- ----------------- -----------------

Cash, end of period                                             E      888        E      185       E       36         E       888
                                                             ================  ================ ================= =================

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All euro amounts are in thousands, except per share amounts)



Note 1.  The Company and Summary of Significant Accounting Policies

REVERSE PURCHASE TRANSACTION

Mymetics Corporation ("the Company") exchanged approximately 33 million of its common shares for 99.9% of the outstanding shares of Hippocampe SA ("Hippocampe") on March 28, 2001. This transaction has been accounted for as a reverse purchase with Hippocampe as the continuing entity. The Company changed its name from Ichor Corporation in 2001. Ichor Corporation, a United States entity, had no significant operations and its net shareholders' deficiency of E247 consisted of current monetary assets and liabilities amounting to E50 and E297, respectively, at the purchase date. As part of the reverse purchase transaction, E247 was recorded as goodwill. The Company's results of operations have been consolidated beginning April 1, 2001.

The goodwill was amortized over a five-year life using the straight-line method. However, in accordance with Statement of Financial Accounting Standards No. 142, the Company will no longer amortize goodwill after December 31, 2001. Amortization of this goodwill amounted to E38 in 2001. Beginning in 2002, goodwill will be tested for potential impairment at least annually.

The following unaudited pro forma information presents the results of operations of the Company as if this transaction had taken place on January 1, 2000. The pro forma information is not necessarily indicative of the results that would have occurred had the transaction taken place at the beginning of the periods presented. Further, the pro forma information is not necessarily indicative of future results.

                                                 December 31
                                     -------------------------------------
                                          2001                 2000
                                     ----------------     ----------------
Revenues                             E       29              E       64
Net loss                             E  (16,019)             E   (2,058)

Basic loss per share                 E     (.38)             E     (.05)

DEVELOPMENT STAGE COMPANY

Hippocampe was created in 1990 as a French company for the purpose of engaging in research and development of human health products. All of Hippocampe's activities have been conducted in France. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus. Hippocampe has established a network over the past eleven years enabling it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

Note 1.  (Continued)

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2001, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990, which is the date when Hippocampe was originally organized in France.

FOREIGN CURRENCY

Consistent with the location of its present activities, beginning January 1, 1999, the Company adopted the euro as its corporate currency. Accordingly, the

Company prepared its 2001, 2000 and 1999 financial statements in euros. The financial statements for prior years were prepared using French francs as the reporting currency and were restated in euros for each period presented using the Official Fixed Conversion Rate of E1 = FRF 6.55957. Therefore, the financial statements for prior years depict the same trends that would have been presented had they been presented in French francs. However, because they were originally prepared using French francs, they are not necessarily comparable to financial statements of a company which originally prepared its financial statements in a European currency other than the French francs and restated them in euros. All assets, liabilities, revenues and expenses have been reported using the above exchange rate, and no foreign exchange gains or losses have been recorded in relation to exchanging French francs.

As a result of the reverse purchase, the 2001 financial statements include the U.S. operations of the Company which were translated from U.S. dollars to euros. As a result of this translation,E100 exchange gain has been included as part of comprehensive loss. No income tax has been provided on this gain because of available U.S. income tax losses.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

CASH

Cash balances are occasionally in excess of insured amounts. Interest paid was E42 in 2001 and none in either 2000 or 1999. Income tax paid in 2001, 2000 and 1999 was nil.


Note 1.  (Continued)

SHORT-TERM INVESTMENTS

Short-term investments consist of certificates of deposit stated at cost. The fair value approximates cost based on the length to maturity and interest rate.

REVENUE RECOGNITION

The Company records the sale of products when the products are delivered and the Company has only a security interest in the products should a customer default on payment.

PATENTS

Patents represent fees paid to the French patent office. These fees are stated at historical cost and are amortized over five years.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

TAXES ON INCOME

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 42,459,784 for the year ended December 31, 2001, and 33,311,361 for both 2000 and 1999. The weighted average number of shares for the period May 2, 1990 through December 31, 2001, was 34,095,573. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.


Note 1.  (Continued)

STOCK-BASED COMPENSATION

Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. There is no stock-based compensation included in these consolidated financial statements.

ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," is to be applied starting with years beginning after December 15, 2001. This standard addresses how intangible assets, other than those acquired in a business combination, should be accounted for. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested annually for impairment.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," is effective for years beginning after June 15, 2002. This standard addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for years beginning after December 15, 2001. This standard supersedes the previous standard on this issue as well as others which dealt with accounting for discontinued operations and the elimination of an exception to consolidation.

Management has not determined the effect, if any, these standards may have on the Company's consolidated financial statements.

Note 2.  Receivables

                                                  2001                 2000
                                               -----------         -----------

Trade receivables                              E       37           E       37
Refunds due from suppliers                              6                    6
Value added tax                                        31                   55
Other                                                   9                    -
                                               -----------         -----------

                                                       83                   98
Allowance for doubtful accounts                       (34)                 (34)
                                               -----------         -----------

                                               E       49          E        64
                                               ===========         ============

No collateral was required for the above receivables and they are expected to be collected in the normal course.

Note 3.  Taxes and Social Costs Payable

                                                                                 2001               2000
                                                                            ------------         -----------
Social security and other social benefits                                   E        75          E        97
Income tax                                                                            -                    2
Value added tax                                                                       3                    8
Other                                                                                 5                    2
                                                                            ------------         -----------

Social security and other social benefits                                   E        83          E       109
                                                                            ============         ===========



Note 4.  Transactions With Affiliates

During 2000, Hippocampe agreed to pay a fee in common stock of the Company to MFC Merchant Bank SA ("MFC Bank") for locating Ichor and assisting with the reverse purchase discussed in Note 1. The parent of MFC Bank was an Ichor shareholder. The common shares were not issued in 2000. According to the agreement, MFC Bank was to receive 4% of Ichor's issued and outstanding common shares on a fully diluted basis which was calculated in 2000 to be 50,625,590 shares. The fair value of the shares at the measurement date, amounting to E806 (which may not be indicative of the value of the Company as a whole), was included in additional paid-in capital at December 31, 2000. In 2001, a total of 2,025,144 common shares were issued to MFC Bank which resulted in E24 being reclassified to common stock based on the par value of the shares.


Note 4.  (Continued)

In July 2000, Hippocampe entered into a revolving term credit facility with MFC Bank which was assumed by the Company. The facility allowed the Company to borrow up to E1,300 at LIBOR plus 4% (approximately 7.35% at December 31,
2001) repayable on August 2002, as extended, and is collateralized by all of the Company's assets plus any future patents. The Company borrowed E228 and E384 under this facility as of December 31, 2001 and 2000, respectively. The fair value of this note approximates carrying value because the note is short-term and has a market rate of interest. MFC Bank had also advanced
E400 to the Company in 2000 under an open account which was paid in 2001.

In connection with the term credit facility, the Company agreed to pay MFC Bank an arrangement fee of E130 and E10 per month for nine months as a retainer fee. The arrangement fee was amortized over the original term of the loan and the retainer fee was expensed monthly beginning August 2000.

In March 2001, the Company granted warrants under the agreements with MFC Bank which entitle MFC Bank to purchase 6,001,693 of the Company's common shares. The warrants allow MFC Bank to convert to shares an amount equal to the maximum of the credit facility including unpaid interest plus the arrangement and retainer fees. The warrants are exercisable within a three-year period beginning August 2000 at approximately E.2319 per common share. The intrinsic value of the beneficial conversion feature amounting to E14,063 (which may not be indicative of the value of the Company as a whole) was calculated on March 28, 2001, the grant date, using the Black-Scholes model. This amount was recorded as paid-in capital of E14,063 and allocated to bank fee expense in 2001. During 2001, MFC Bank exercised warrants to acquire 1,176,294 common shares in exchange for the arrangement fee and the retainer fee plus E52 in accrued interest.
MFC also exercised warrants to acquire 3,250,000 common shares for cash in 2001.

In June 2001, the Company issued additional warrants to MFC Bank to purchase 103,559 common shares at U.S. $1.725 per share exercisable during a three-year period. These warrants were issued in connection with MFC Bank's placement of 1,333,333 of the Company's common shares. The warrants were valued at E118 based on the fair value of the placement fees rendered and was a cost of the placement. None of these warrants have been exercised.

Sales to a shareholder were none in 2001, E9 in 2000 and E29 in 1999. Trade receivables include E23 from this shareholder at both December 31, 2001 and 2000.

The amounts payable to shareholders bear no interest, have no collateral, and are repayable upon the Company becoming profitable. Since the timing of the Company becoming profitable cannot be determined, the fair value of the amounts payable to shareholders cannot be determined. The Company is not expected to become profitable in the near-term, therefore, the amounts payable to shareholders have been classified as long-term.

Note 4.  (Continued)

During 2001, the Company incurred fees to its Chairman of E82 for director fees and for consulting from a company owned by him, and E27 from a company owned by the former CFO of the Company. Accounts payable at December 31, 2001, includes E14 of these fees.

Note 5.  Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                            2001                2000                 1999
                                                        ------------        ------------         ------------
U.S.  Federal  statutory  rates  on loss  from
    operations                                           E  (5,338)           E    (446)           E     (21)

Tax differential on foreign loss                                 -                    -                  (12)

Nondeductible fee paid in warrants                           4,781                    -                    -

Effect of U.S. tax on French losses                            550                    -                    -

Nondeductible fee paid in common stock
                                                                 -                  275                    -

Change in valuation allowance                                   (6)                 172                   36

Other                                                           13                    -                    -
                                                        ------------        ------------         ------------

Income tax expense                                       E        -           E       1          E         3
                                                        ============        ============         ============

Deferred tax asset is composed of the following:

                                                                        December 31, 2001    December 31, 2000
                                                                        ----------------     ----------------
Difference in book and tax basis of amounts  payable to shareholder
    and payable to MFC Bank                                            E             82         E       218

Legal and similar fees deducted for French tax purposes in 2001                      -                   43

Net operating loss carryforward                                                     173                    -
                                                                        ----------------     ----------------

                                                                                    255                  261
Less valuation allowance for deferred tax asset                                    (255)                (261)
                                                                        ----------------     ----------------

Net deferred tax asset                                                  E        -              E         -
                                                                        ================     ================


Note 5.  (Continued)

The Company's provision for income taxes was derived from U.S. and French operations. The Company had no net operating loss carryforwards as of December 31, 2001, in France and E509 in the United States which expire in year 2021.


Note 6.  Stock Option Plans

1994 AMENDED STOCK OPTION PLAN

The Company's 1994 stock option plan provides for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The following table summarizes information with respect to this plan:

                                                                                                 Weighted
                                                                                                 Average
                                                                       Number of                 Exercise
                                                                        Shares                    Price
                                                                    -----------------        ----------------
Outstanding at December 31, 1999                                            193,750    U.S.     $      1.55
Canceled - Reusable                                                        (120,000)                   2.00
                                                                    -----------------

Outstanding and exercisable at December 31, 2001 and 2000
                                                                             73,750    U.S.     $       .82
                                                                    =================        ================

Reserved for future grants at December 31, 2001                             265,000
                                                                    =================

1995 QUALIFIED INCENTIVE STOCK OPTION PLAN

The Company's board of directors approved a stock option plan on August 15, 1996 which provides for the issuance of up to 150,000 shares of the Company's common stock to key employees. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                        Number of                Exercise
                                                                         Shares                   Price
                                                                    -----------------        ----------------

Outstanding and exercisable at December 31, 2001, 2000 and 1999             100,000    U.S.     $       .75
                                                                    =================        ================

Reserved for future grants at December 31, 2001                              50,000
                                                                    =================


Note 6.  (Continued)

2001 QUALIFIED INCENTIVE STOCK OPTION PLAN

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. The weighted average fair value of these options at the grant date was E2.24 per option. The following table summarizes information with respect to this plan.

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares            Exercise
                                                                                                  Price
                                                                    -----------------        ----------------
Granted                                                                     100,000    U.S.  $         2.86
                                                                    -----------------

Outstanding and exercisable at December 31, 2001                            100,000    U.S.  $         2.86
                                                                    =================        ================

Reserved for future grants at December 31, 2001                           4,900,000
                                                                    =================

Almost all options have an expiration date ten years after issuance.

PROFORMA INFORMATION

Had compensation expense been recognized on the basis of fair value of the options granted under the plans, proforma net income and per share data would have been as follows compared to the amounts reported:

                                                                                  Total Accumulated
                                                                                  During Development
                                                                                  Stage (May 2, 1990
                                                                                   to December 31,
Net Loss                                                     2001                        2001)
----------------------------------------------------    ----------------     ---------------------------
    As reported                                          E  (15,701)          E    (17,391)
    Proforma                                             E  (15,922)          E    (17,612)

Loss per share - as reported
    Basic and fully diluted                              E     (.37)          E       (.51)

Loss per share - proforma
    Basic and fully diluted                              E     (.38)          E       (.52)


Note 6.  (Continued)

The fair value of each option granted was estimated for proforma purposes on the grant date using the Black-Scholes Model (use of this Model for proforma purposes is not intended to indicate the value of the Company as a whole). The assumptions used in calculating fair value are as follows:

                                                                                  2001
                                                                         -----------------------
              Risk-free interest rate                                             4.5%
              Expected life of the options                                      8 years
              Expected volatility                                            63.91%-160.97%
              Expected dividend yield                                              0%

There is no proforma effect for 2000 and 1999.



Note 7.  Commitments and Contingencies

The Company leases property under noncancelable operating leases through January 2006. Future minimum lease payments under noncancelable operating leases are as follows:

                      2002                 E        7
                      2003                          7
                      2004                          7
                      2005                          7
                      2006                          1

Total rent expense per year was E7 for 2001, 2000 and 1999.

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company's financial statements.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2002                            MYMETICS CORPORATION

                                                 By: /s/ John M. Musacchio
                                                   ----------------------------
                                                       John M. Musacchio
                                                       Chief Financial Officer,
                                                       Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Peter P. McCann
President, Chief Executive
Officer and Director

By:  /s/ John M. Musacchio                       March 28, 2002
     --------------------------
     Signing on behalf of
     Peter P. McCann pursuant
     to a Power of Attorney


/s/ John M. Musacchio                            March 28, 2002
--------------------------------
John M. Musacchio
Chief Financial Officer,
Secretary and Director


Pierre-Francois Serres
Chief Scientific Officer and
Director

By:  /s/ John M. Musacchio                       March 28, 2002
     --------------------------
     Signing on behalf of
     Pierre-Francois Serres
     pursuant to a Power
     of Attorney


Patrice Pactol
Director

By:  /s/ John M. Musacchio                       March 28, 2002
     --------------------------
     Signing on behalf of
     Patrice Pactol pursuant
     to a Power of Attorney


Robert Demers
Director

By:  /s/ John M. Musacchio                       March 28, 2002
     --------------------------
     Signing on behalf of
     Robert Demers pursuant
     to a Power of Attorney



Michael K. Allio
Director


By:  /s/ John M. Musacchio                       March 28, 2002
     --------------------------
     Signing on behalf of
     Michael K. Allio pursuant
     to a Power of Attorney

                                EXHIBIT INDEX

  Exhibit
  Number      Description
  -------     -----------

       2.1 Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

       2.2 Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

       2.3 Purchase Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd. (2)

       2.4 Amendment to the Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd.
              (3)

       2.5 Revised Purchase Agreement dated July 28, 1999 between the Corporation and the majority stockholders of Nazca Holdings Ltd.
              (4)

       3(i) Articles of Incorporation of the Corporation (as amended through July 25, 2001) (5)

       3(ii)  Bylaws(5)

       10.1 Services Agreement dated May 31, 2001 between the Corporation and MFC Merchant Bank, S.A.(5)

       10.2 Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Corporation (5)

       10.3 Indemnification Agreement dated March 28, 2001 between the Corporation and MFC Bancorp Ltd. (5)

       10.4 Agreement dated for reference May 15, 2000 between the Corporation and Maarten Reidel (6)

       10.5 Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000 between the Corporation and Sutton Park International Ltd. (7)

       10.6 Preferred Stock Conversion Agreement dated for reference December 21, 2000 between the Corporation and Med Net International Ltd.
              (8)

       10.7 Preferred Stock Conversion Agreement dated December 21, 2000 between the Corporation and Dresden Papier GmbH (8)

       10.8 Assignment Agreement dated December 29, 2000 among the Corporation, Mymetics S.A. and MFC Merchant Bank S.A. (1)

       10.9 Credit Facility Agreement dated July 27, 2000 between MFC Merchant Bank, S.A. and the Corporation (1)

       10.10  2001 ICHOR Corporation Stock Option Plan (5)

       10.11 Employment Agreement dated March 18, 2002, between Peter McCann and the Corporation

       21     List of Subsidiaries

       24.1   Power of Attorney for Peter P. McCann

       24.2   Power of Attorney for Patrice Pactol

       24.3   Power of Attorney for Pierre-Francois Serres

       24.4   Power of Attorney for Robert Demers

       24.5   Power of Attorney for Michael K. Allio

------------------
       (1) Incorporated by reference to the Corporation's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.
       (2) Incorporated by reference to the Corporation's Form 8-K dated October 20, 1998.
       (3) Incorporated by reference to the Corporation's Form 8-K/A dated April 9, 1999.
       (4) Incorporated by reference to the Corporation's Form 8-K/A dated August 12, 1999.
       (5) Incorporated by reference to the Corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.
       (6) Incorporated by reference to the Corporation's Form 8-K/A dated August 9, 2000.
       (7)    Incorporated by reference to a Schedule 13D/A dated January 2,
              2001.
       (8) Incorporated by reference to the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 14, 2001.