Form 10-Q
period 2002-03-31
MYMETICS CORP
filed 2002-05-15
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                          706 GIDDINGS AVENUE, SUITE 1C
                         ANNAPOLIS, MARYLAND 21401-1472
                    (Address of principal executive offices)

                                  410-990-9596
              (Registrant's telephone number, including area code)

                        50-52 AVENUE CHANOINE CARTELLIER
                         69230 SAINT-GENIS LAVAL, FRANCE
                 (Former address, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at May 6, 2002
         -----                               --------------------------

         Common Stock, $0.01                      49,271,962(1)
         par value


(1) These shares consist of (i) 32,878,646 shares of common stock which are currently issued and outstanding and (ii) 16,393,316 shares of common stock which are issuable upon the conversion of 15,372 outstanding exchangeable preferred shares of the Corporation's subsidiary 6543 Luxembourg S.A., which are presently convertible.



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

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                      MYMETICS CORPORATION & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                            MARCH 31, 2002                DECEMBER 31, 2001
                                                            --------------                -----------------

        ASSETS

Current Assets
        Cash                                             (E)               674       (E)                     888
        Short term investments                                              76                               354
        Receivables                                                         89                                49
        Prepaid expenses                                                    52                                31
                                                         ----------------------      ----------------------------
                       Total current assets                                891                             1,322

Patents and Other                                                          215                               161

Goodwill                                                                   209                               209
                                                         ----------------------      ----------------------------
                                                         (E)             1,315       (E)                   1,692
                                                         ======================      ============================

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                 (E)               588       (E)                     436
        Taxes and social costs payable                                      85                                83
        Note payable, related party                                        232                               228
        Other                                                                6                                10
                                                         ----------------------      ----------------------------
                       Total current liabilities                           911                               757

Payable to shareholders                                                    242                               242

Shareholders' Equity
        Common stock                                                       562                               562
        Paid-in capital                                                 17,430                            17,422
        Deficit accumulated during the development stage               (17,947)                          (17,391)
        Cumulative translation adjustment                                  117                               100
                                                         ----------------------      ----------------------------
                                                                           162                               693

                                                         ----------------------      ----------------------------
                                                         (E)             1,315       (E)                   1,692
                                                         ======================      ============================

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)


                                                    FOR THREE                   FOR THREE                TOTAL ACCUMULATED
                                                  MONTHS ENDED                 MONTHS ENDED                 DURING THE
                                                 MARCH 31, 2002               MARCH 31, 2001             DEVELOPMENT STAGE
                                                 --------------               --------------             -----------------

Revenue
       Sales                                  (E)                 -        (E)                 -    (E)                     224
       Interest                                                   5                            3                             31
                                              ----------------------      -----------------------   ----------------------------
                                                                  5                            3                            255
                                              ----------------------      -----------------------   ----------------------------

Expenses
       Research and development                                 232                          114                          1,076
       General and administrative                               250                          127                          1,865
       Bank fee                                                   -                        3,054                         14,869
       Interest                                                   9                           19                            104
       Amortization                                               1                           41                            195
       Other                                                     69                            -                             87
                                              ----------------------      -----------------------   ----------------------------
                                                                561                        3,355                         18,196
                                              ----------------------      -----------------------   ----------------------------

Loss before income tax provision                               (556)                      (3,352)                       (17,941)

Income tax provision                                              -                            -                              6
                                              ----------------------      -----------------------   ----------------------------
Net loss                                                       (556)                      (3,352)                       (17,947)

Other comprehensive income
       Foreign currency translation                              17                            -                            117
         Adjustment
                                              -----------------------     -----------------------    ---------------------------
Comprehensive loss                            (E)              (539)      (E)             (3,352)    (E)                (17,830)
                                              =======================     =======================    ===========================



Basic and diluted loss per share              (E)             (0.01)      (E)              (0.10)    (E)                  (0.52)
                                              =======================     =======================    ===========================

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                  FOR THREE              FOR THREE            TOTAL
                                                                                                           ACCUMULATED
                                                                 MONTHS ENDED           MONTHS ENDED        DURING THE
                                                                MARCH 31, 2002         MARCH 31, 2001   DEVELOPMENT STAGE
                                                                --------------         --------------   -----------------



Cash flow from operating activities
Net Loss                                                      (E)          (556)     (E)  (3,352)         (E)  (17,947)
Adjustments to reconcile net loss to
        net cash used in operating
           activities
                  Amortization                                                1               41                   195
                  Fees paid in warrants                                       -            3,054                14,063
                  Fee paid in common stock                                    -                -                   806
                  Changes in current assets and
                  liabilities, net of effects from
                  reverse purchase
                     Decrease (increase) in receivables                     (40)              12                   (51)
                     Increase (decrease) in
                     accounts payable                                       152              153                   290
                     Increase (decrease) in taxes and
                     social costs payable                                     2              (24)                   85
                     Other                                                  (25)              (1)                    2

                                                              -------------------    -------------------  ---------------
                                                                           (466)            (117)               (2,557)
                                                              -------------------    -------------------  ---------------

Cash flows from investing activities
        Patents and other                                                   (55)             (34)                 (290)
        Short-term investments                                              278              (82)                  (76)
        Cash acquired in reverse purchase                                     -               13                    13

                                                              -------------------    -------------------  ---------------
                                                                            223             (103)                 (353)
                                                              -------------------    -------------------  ---------------


Cash flows from financing activities
        Proceeds from issuance of common stock                                8                -                 2,851
        Borrowing from shareholders                                           -                -                   242
        Increase in note payable and other
           short-term advances                                                4              200                   504
        Loan fees                                                             -                -                  (130)
                                                                    -----------    -------------       ---------------
                                                                             12              200                 3,467

Effect of foreign exchange rate on cash                                      17                -                   117

                                                                    -----------    -------------       ---------------
Net change in cash                                                         (214)             (20)                  674

Cash, beginning of period                                                   888              185                     -

                                                                    -----------    -------------       ---------------
Cash, end of period                                                 (E)     674    (E)       165       (E)         674
                                                                    ===========    =============       ===============

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended March 31, 2002, were of a normal, recurring nature. The amounts presented for the three month period ended March 31, 2002, are not necessarily indicative of the results of operations for a full year.


NOTE 2. (LOSS) EARNINGS PER SHARE


Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding in the period.

Diluted (loss) earnings per share takes into consideration common shares outstanding (computed under basic (loss) earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share was 49,262,518 for the three months ended March 31, 2002 and 33,585,685 for the three months ended March 31, 2001 and 34,409,516 for the development stage period.

The potentially dilutive common shares did not have an impact on diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because the warrants and stock options to purchase common stock were anti-dilutive.

NOTE 3. REPORTING CURRENCY


Consistent with the location of its activities, beginning January 1, 1999, the Corporation adopted the euro (E) as its corporate currency. Accordingly, the Company prepared its 2001 and 2000 financial statements in euros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation (the "Corporation") for the three months ended March 31, 2002 should be read in conjunction with the Corporation's consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue for the three months ended March 31, 2002 was (E)5,000 compared to
(E)3,000 for the three months ended March 31, 2001.

Expenses decreased to (E)561,000 for the three months ended March 31, 2002 from
(E)3,355,000 for the three months ended March 31, 2001. Research and development expenses increased to (E)232,000 in the current period from (E)114,000 in the comparative period of 2001 as a result of an increase in research activities. General and administrative expenses increased to (E)250,000 in the three months ended March 31, 2002 from (E)127,000 in the comparative period of 2001 primarily as a result of the Company's business and structure, an expansion of the management team of the Corporation to include a Chief Executive Officer, a Chief Scientific Officer and a Vice-President of Development, and the additional use of consultants. Bank fees were nil for the three months ended March 31, 2002 compared to (E)3,054,000 over the comparative period in 2001, primarily as a result of a reverse purchase transaction that occured last year.

The Corporation reported a net loss of (E)556,000, or (E)0.01 per share, for the three months ended March 31, 2002, compared to (E)3,352,000, or (E)0.10, for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash (E)674,000 at March 31, 2002, compared to (E)888,000 at December 31, 2001.

Net cash used by operating activities was (E)466,000 for the three months ended March 31, 2002, compared to (E)117,000 for the three months ended March 31, 2001. An increase in accounts payable provided cash of (E)152,000 for the three months ended March 31, 2002 compared to (E)153,000 for the three months ended March 31, 2001.

Investing activities provided cash of (E)223,000 for the three months ended March 31, 2002 compared to using cash of (E)103,000 for the same period last year. Short term investment provided cash of (E)278,000 for the three months ended March 31, 2002 compared to using cash of (E)82,000 for the three months ended March 31, 2001.

Financing activities provided cash of (E)12,000 for the three months ended March 31, 2002 compared to (E)200,000 in the same period last year. The revolving term facility is in the principal amount of up to (E)1.3 million and matures on August 31, 2002. At March 31, 2002, Mymetics had borrowed an aggregate of
(E)232,000 pursuant to this revolving term facility.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to market risk from changes in interest rates which could affect its financial condition and results of operations. The Corporation has not entered into derivative contracts for its own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Corporation has debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about the Corporation's exposure to interest rate fluctuations for the carrying amount of such debt obligations as of March 31, 2002 and 2001 and expected cash flows from these debt obligations:

                                                       AS AT MARCH 31, 2002
                                                          (IN THOUSANDS)

                                                      EXPECTED FUTURE CASH FLOW
                                                      -------------------------
                                                      YEAR ENDING DECEMBER 31,
                  CARRYING        FAIR                ------------------------
                    VALUE        VALUE      2002        2003       2004       2005       2006        THEREAFTER
                    -----        -----      ----        ----       ----       ----       ----        ----------

----------------------------------------------------------------------------------------------------------------

Debt obligations    (E)232       (E)232    (E)232      (E) -      (E) -      (E) -       (E) -           (E) -
----------------------------------------------------------------------------------------------------------------



                           PART II. OTHER INFORMATION
                                    -----------------

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

BOARD OF DIRECTORS

         On February 7, 2002, the board of directors of the Corporation (the "Board of Directors"), in accordance with Section 4.03 of the Corporation's bylaws, voted to expand the Board of Directors from 5 directors to 6 directors. Pursuant to Section 4.04 of the Corporation's bylaws, the Board of Directors elected Dr. Peter P. McCann to fill the newly created vacancy. Dr. McCann is designated a Class 3 Director and will serve until the next selection of the Class 3 Directors at the Corporation's annual meeting in 2003. Mr. McCann was also appointed as President and Chief Executive Officer of the Corporation.

         The Board of Directors also appointed Dr. Pierre Francois Serres, former President and Chief Executive Officer, as the Corporation's Chief Scientific Officer. As Chief Scientific Officer, Dr. Serres will be responsible for developing and implementing the Corporation's scientific strategy, recruiting, managing and supervising the Corporation's scientific staff, and collaborating with potential corporate and academic partners.

         The changes described above were all effective as of February 7, 2002.

EMPLOYMENT AGREEMENTS

         On March 18, 2002, the Corporation entered into an employment agreement with its President and Chief Executive Officer, Dr. Peter P. McCann, pursuant to which he receives an annual salary of one hundred seventy thousand U.S. Dollars ($170,000) and normal benefits. In addition, Dr. McCann may participate in the Corporation's 2001 Stock Option Plan, as well as receive discretionary bonuses as approved by the Board of Directors. The employment agreement provides for an initial term of one year, with automatic one-year renewal periods unless either the Corporation or Dr. McCann elect to terminate the agreement by providing 60 days' prior notice. If the Corporation terminates Dr. McCann during the initial one-year term without "cause" (as defined in the employment agreement), the employment agreement, which is governed by Delaware law, requires the Corporation to continue to pay Dr. McCann's base salary for the greater of (a) the remainder of the initial one-year term or (b) six months. If the Corporation terminates Dr. McCann without cause during a renewal period, the Corporation must continue to pay Dr. McCann his base salary for a period of 24 months from the date of such termination. In addition, if Dr. McCann resigns due to a substantial change in ownership or in the membership of the Board of Directors, the Corporation must continue to pay Dr. McCann his base salary for a period of one year following the date of such resignation.

         On March 18, 2002, the Corporation entered into an employment agreement with its Vice-President of Development Dr. Joseph D. Mosca, pursuant to which Dr. Mosca receives an annual salary of one hundred twenty-five thousand U.S. Dollars ($125,000) and normal benefits. In addition, Dr. Mosca may participate in the Corporation's 2001 Stock Option Plan, as well as receive discretionary bonuses as approved by the Board of Directors. The employment agreement provides for an initial term of one year, with automatic one-year renewal periods unless either the Corporation or Dr. Mosca elect to terminate the agreement by providing 60 days' prior notice. If the Corporation terminates Dr. Mosca during the initial one-year term without "cause" (as defined in the agreement), the employment agreement, which is governed by Delaware law, requires the Corporation to continue to pay Dr. Mosca's his base salary for the greater of
(a) the remainder of the initial one-year term or (b) six months. If the Corporation terminates Dr. Mosca without cause during a renewal period, the Corporation must continue to pay Dr. Mosca his base salary for a period of 12 months from the date of such termination.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER          DESCRIPTION
         ------          -----------

         (3)(i) Certificate of Incorporation of the Corporation as amended through May 10, 2002
         (3)(ii)         Bylaws of the Corporation(1)
         (10)(i)         Employment Agreement dated March 18, 2002, between Dr.
                         Peter P. McCann and the Corporation(2)
         (10)(ii)        Employment Agreement dated March 18, 2002, between Dr.
                         Joseph D. Mosca and the Corporation
-------------------------

(1) Incorporated by reference to the Corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(2) Incorporated by reference to the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.


(b)      REPORTS ON FORM 8-K
         -------------------

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 15, 2002                      MYMETICS CORPORATION

                                            By:      /s/ Peter P. McCann
                                                     --------------------------
                                                     Chief Executive Officer