Form 10-Q
period 2002-06-30
MYMETICS CORP
filed 2002-08-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

                          706 GIDDINGS AVENUE, SUITE 1C
                         ANNAPOLIS, MARYLAND 21401-1472
                    (Address of principal executive offices)
                                  410-990-9501
              (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at August 8, 2002
         -----                               --------------------------
         Common Stock, $0.01                      50,944,454(1)
         par value


(1) These shares consist of (i) 34,551,138 shares of common stock which are currently issued and outstanding and (ii) 16,393,316 shares of common stock which are issuable upon the conversion of 15,372 outstanding exchangeable Preferential Shares of the Corporation's subsidiary 6543 Luxembourg S.A., which are presently convertible.



                           FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; and future decisions by management in response to changing conditions.

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                      MYMETICS CORPORATION & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            (in Thousands of Euros)


                                                                        June 30, 2002                December 31, 2001
                                                                     -------------------             -----------------

         ASSETS

Current Assets
         Cash                                                    E                   122         E                888
         Short term investments                                                       20                          354
         Receivables                                                                  88                           49
         Prepaid expenses                                                             19                           31

                                                                     -------------------             ----------------
                                          Total current assets                       249                        1,322

Patents and Other                                                                    226                          161

Goodwill, net                                                                        209                          209

                                                                     -------------------             ----------------
                                                                 E                   684         E              1,692
                                                                     ===================             ================



         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                        E                   373         E                436
         Taxes and social costs payable                                              113                           83
         Note payable - related party                                                437                          228
         Other                                                                         7                           10

                                                                     -------------------             ----------------
                                          Total current liabilities                  930                          757

Payable to shareholders                                                              242                          242


Shareholders' Equity

         Common stock                                                                562                          562
         Paid-in capital                                                          17,430                       17,422
         Deficit accumulated during the development stage                        (18,573)                     (17,391)
         Cumulative translation adjustment                                            93                          100

                                                                     -------------------             ----------------
                                                                                    (488)                         693

                                                                     -------------------             ----------------
                                                                 E                   684         E              1,692
                                                                     ===================             ================


The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
             (in Thousands of Euros, Except for Per Share Amounts)


                                                                             For Three                            For Three
                                                                            Months Ended                        Months Ended
                                                                           June 30, 2002                        June 30, 2001
                                                                           -------------                        -------------


Revenue
              Sales                                                 E                       --             E                   --
              Interest                                                                       3                                  3

                                                                      -------------------------             ----------------------
                                                                                             3                                  3
                                                                      -------------------------             ----------------------

Expenses
              Research and development                                                     152                                 70
              General and administrative                                                   459                                270
              Bank fee                                                                      --                              9,612
              Interest                                                                       6                                 23
              Amortization                                                                   2                                  3
              Other                                                                         10                                 --
                                                                      -------------------------             ----------------------
                                                                                           629                              9,978
                                                                      -------------------------             ----------------------

Net loss                                                                                  (626)                            (9,975)

Other comprehensive loss
              Foreign currency translation                                                 (24)                               (12)
                adjustment

                                                                      -------------------------             ----------------------
Comprehensive loss                                                  E                     (650)            E               (9,987)
                                                                      =========================             ======================



Basic and diluted loss per share                                    E                    (0.01)            E                (0.23)
                                                                      =========================             ======================




The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
             (in Thousands of Euros, Except for Per Share Amounts)



                                                  For Six                      For Six               Total Accumulated
                                               Months Ended                 Months Ended                During the
                                               June 30, 2002                June 30, 2001            Development Stage
                                               -------------                -------------            -----------------


Revenue
              Sales                    E                        --      E                  --     E                    224
              Interest                                           8                          6                           34

                                           ------------------------        -------------------       ----------------------
                                                                 8                          6                          258
                                           ------------------------        -------------------       ----------------------

Expenses
              Research and development                         384                        184                        1,228
              General and                                      709                        381                        2,324
              administrative
              Bank fee                                          --                     12,666                       14,869
              Interest                                          15                         42                          110
              Amortization                                       3                         60                          197
              Other                                             79                         --                           97
                                           ------------------------        -------------------       ----------------------
                                                             1,190                     13,333                       18,825
                                           ------------------------        -------------------       ----------------------

Loss before income tax provision                            (1,182)                   (13,327)                     (18,567)

Income tax provision                                            --                         --                            6

                                           ------------------------        -------------------       ----------------------
Net loss                                                    (1,182)                   (13,327)                     (18,573)

Other comprehensive income (loss)
              Foreign currency                                  (7)                       (12)                          93
              translation adjustment
                                           ------------------------        -------------------       ----------------------
Comprehensive loss                     E                    (1,189)     E             (13,339)    E                (18,480)
                                           ========================        ===================       ======================
Basic and diluted loss
  per share                            E                     (0.02)     E               (0.34)    E                  (0.53)
                                           ========================        ===================       ======================

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (in Thousands of Euros)

                                                                                                                         Total
                                                                                                                      Accumulated
                                                                           For Six               For Six               During The
                                                                         Months Ended          Months Ended           Development
                                                                         June 30, 2002         June 30, 2001              Stage
                                                                         --------------        -------------          ------------


Cash flow from operating activities
Net Loss                                                       E             (1,182)   E          (13,327)  E            (18,573)
Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities
             Amortization                                                         3                    60                    197
             Fees paid in warrants                                             --                  12,666                 14,063
             Fee paid in common stock                                          --                     --                     806
             Changes in current assets and
                      liabilities, net of
                      effects from reverse purchase
               Decrease(increase) in receivables                                (39)                   39                    (50)
               Increase(decrease) in accounts                                   (63)                 (335)                    75
                      payable
               Increase(decrease) in taxes and                                   30                   (22)                   113
                      social costs payable
               Other                                                              9                   (16)                    36

                                                                  -----------------       ---------------       ----------------
      Net cash used in operating activities                                  (1,242)                 (935)                (3,333)
                                                                  -----------------       ---------------       ----------------

Cash flows from investing activities
      Patents and other                                                         (68)                  (44)                  (303)
      Short-term investments                                                    334                   (85)                   (20)
      Cash acquired in reverse purchase                                        --                      13                     13
                                                                  -----------------       ---------------       ----------------
      Net cashed used in (provided by) investing activities                     266                  (116)                  (310)
                                                                  -----------------       ---------------       ----------------

Cash flows from financing activities
      Proceeds from issuance of common stock                                      8                 2,124                  2,851
      Borrowing from shareholders                                              --                     --                     242
      Increase in note payable and other short-term                             209                   553                    709
           advances
      Loan fees                                                                 --                   (144)                  (130)
                                                                  -----------------       ---------------       ----------------
      Net cash provided by financing activities                                 217                 2,533                  3,672

Effect of foreign exchange rate on cash                                          (7)                  424                     93

                                                                  -----------------       ---------------       ----------------
Net change in cash                                                             (766)                1,906                   122

Cash, beginning of period                                                       888                   185                    --

                                                                  -----------------       ---------------       ----------------
Cash, end of period                                            E                122    E            2,091   E                122
                                                                  =================       ===============       ================

The accompanying notes are an integral part of these financial statements.

                       MYMETICS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The interim period consolidated financial statements have been prepared by the Corporation pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Corporation's latest annual report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying financial statements of the Corporation are unaudited. However, in the opinion of the Corporation, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the six month period ended June 30, 2002, were of a normal, recurring nature. The amounts presented for the six month period ended June 30, 2002, are not necessarily indicative of the results of operations for a full year.


NOTE 2. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding in the period.

Diluted (loss) earnings per share takes into consideration common shares outstanding (computed under basic (loss) earnings per share) and potentially dilutive common shares. The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share was 49,267,266 for the six months ended June 30, 2002; 38,758,952 for the six months ended June 30, 2001; 49,271,962 for the three months ended June 30, 2002; 43,818,135 for the three months ended June 30, 2001; and 34,714,198 for the development stage period. The potentially dilutive common shares did not have an impact on diluted earnings per share for the six month and the three months ended June 30, 2002 and 2001, respectively, because the warrants and stock options to purchase common stock were anti-dilutive.


NOTE 3. REPORTING CURRENCY

Consistent with the location of its activities, beginning January 1, 1999, the Corporation adopted the Euro (E) as its corporate currency. Accordingly, the Corporation prepared its 2002 and 2001 financial statements in Euros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The following discussion and analysis of the results of our operations and financial condition for the six months ended June 30, 2002 should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

Revenues for the six months ended June 30, 2002 were E8 compared to E6 for the six months ended June 30, 2001.

Costs and expenses decreased to E1,190 for the six months ended June 30, 2002 from E13,333 for the six months ended June 30, 2001. Research and development expenses increased to E384 in the current period from E184 in the comparative period of 2001 as a result of an increase in research activities. General and administrative expenses increased to E709 in the six months ended June 30, 2002 from E381 in the comparative period of 2001. Bank fees were nil for the six months ended June 30, 2002 compare to E12,666 in the comparative period in 2001, primarily as a result of the reverse purchase transaction that occurred last year.

We reported a net loss of E1,182, or E0.02 per share, for the six months ended June 30, 2002, compared to E13,327, or E0.34, for the six months ended June 30, 2001.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues were E3 for the three months ended June 30, 2002 and 2001, respectively.

Costs and expenses decreased to E629 for the three months ended June 30, 2002 from E9,978 for the three months ended June 30, 2001. Research and development expenses increased to E152 in the current period from E70 in the comparative period of 2001 as a result of an increase in research activities. General and administrative expenses increased to E459 in the three months ended June 30, 2002 from E270 in the comparative period of 2001. Bank fees were nil for the three months ended June 30, 2002 compare to E9,612 in the comparative period in 2001, primarily as a result of the reverse purchase transaction that occurred last year.

We reported a net loss of E626, or E0.01 per share, for the three months ended June 30, 2002, compared to E9,975, or E0.23, for the three months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

We had cash of E122 at June 30, 2002, compared to E888 at December 31, 2001.

Net cash used in operating activities was E1,242 for the six months ended June 30, 2002, compared to E935 for the six months ended June 30, 2001. A decrease in accounts payable used cash of E63 for the six months ended June 30, 2002 compared to E335 for the six months ended June 30, 2001.

Investing activities provided cash of E266 for the six months ended June 30, 2002 compared to using cash of E116 for the same period last year. Short term investment provided cash of E334 for the six months ended June 30, 2002 compared to using cash of E85 for the six months ended June 30, 2001.

Financing activities provided cash of E217 for the six months ended June 30, 2002 compared to E2,533 in the same period last year. The revolving term facility is in the principal amount of up to E1.3 million and matures on August 31, 2002. At June 30, 2002, we had borrowed an aggregate of E437 pursuant to this revolving term facility. We are currently renegotiating this facility. However, there can be no assurance that we will be able to successfully negotiate a new facility at all or on terms that are satisfactory to us. This raises an uncertainty about our ability to operate as a going concern. In the event that we are not able to successfully negotiate a new facility, we may be required to restrict or halt our operations.

We expect that we will require substantial additional capital to continue our research and development, clinical studies and regulatory activities necessary to bring our potential products to market and to establish production, marketing and sales capabilities. We anticipate that our operations will require approximately E1.0 million in the year ending December 31, 2002. We will seek to raise the required capital from lenders and/or equity or debt issuances. However, there can be no assurance that we will be able to raise additional capital on terms that are satisfactory to us, or at all, to finance our operations. This raises an uncertainty about our ability to operate as a going concern. In the event that we are not able to obtain such additional capital, we may be required us to restrict or even halt our operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of June 30, 2002 and 2001 and expected cash flows from these debt obligations:




                                                    As at June 30, 2002
                                                       (in thousands)

                                                                   Expected Future Cash Flow
                                                                    Year ending December 31,
                        Carrying     Fair       --------------------------------------------------------------
                         Value      Value       2002          2003        2004         2005       2006        Thereafter
                         -----      -----       ----          ----        ----         ----       ----        ----------

--------------------- ----------- ------------ ------------ ----------- ------------ ---------- ----------- --------------
Debt obligations        E437        E437        E437          E -         E -          E -        E -         E -
--------------------- ----------- ------------ ------------ ----------- ------------ ---------- ----------- --------------



                                                    As at June 30, 2001
                                                       (in thousands)

                                                                   Expected Future Cash Flow
                                                                    Year ending December 31,
                       Carrying     Fair       --------------------------------------------------------------
                        Value      Value       2001          2002        2003         2004       2005        Thereafter
                        -----      -----       ----          ----        ----         ----       ----        ----------

--------------------- ---------- ------------ ----------- ------------ ------------ --------- ------------ --------------

Debt obligations        E228       E228         E228          E -         E -          E -        E -          E -
--------------------- ---------- ------------ ----------- ------------ ------------ --------- ------------ --------------


                           PART II. OTHER INFORMATION
                                    -----------------

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

SHARE EXCHANGE

In March 2001, in connection with a share exchange transaction, we acquired 99.9% of the outstanding stock of Mymetics S.A. For more details on this share exchange transaction, see our Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001. We recently acquired the remaining 0.1% of the outstanding common stock of Mymetics S.A. (consisting of a total of 11 shares of Mymetics S.A. common stock) pursuant to share exchanges with the remaining stockholders of Mymetics S.A. In these share exchanges, these 11 shares of Mymetics S.A. common stock were exchanged into a total of 46,925 shares of our common stock. The terms of these recent share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001.

WARRANTS

In December 2000, we assumed the rights and obligations of a credit facility which our subsidiary, Mymetics S.A., previously entered into with MFC Merchant Bank S.A. MFC Merchant Bank S.A. has in the past been one of our significant stockholders. MFC Merchant Bank S.A. is a wholly-owned subsidiary of MFC Bancorp Ltd. Mr. Musacchio, our Chief Operating Officer, Chief Financial Officer, Secretary and a member of our board of directors, is currently a Vice President with MFC Bancorp Ltd. The credit facility is a revolving term facility which allows us to borrow a principal amount of up to E1,300,000, of which E228,000 is currently outstanding, at an interest rate of LIBOR plus 4%. The credit facility requires all funds borrowed to be used for working capital and general corporate activities and for paying the fees and expenses associated with registering and maintaining our patents. The credit facility matures on August 31, 2002. As partial consideration of the credit facility, we granted MFC Merchant Bank S.A. warrants to purchase 6,828,468 shares of our common stock for E.23 per share.

The warrants provided that MFC Merchant Bank S.A. was entitled to convert the warrants into shares of our common stock in an amount equal to the maximum allowable principal balance under the credit facility including unpaid interest plus the arrangement and retainer fees. The warrants are exercisable during a three-year period beginning in August 2000 at approximately E.23 per common share. During 2001, MFC Merchant Bank S.A. exercised warrants to acquire 1,176,294 common shares in exchange for the arrangement fee and the retainer fee plus E52 in accrued interest. MFC Merchant Bank S.A. also exercised warrants to acquire 3,250,000 common shares for cash in December 2001. In July, 2002, MFC Merchant Bank S.A. exercised warrants to purchase 1,625,567 shares of our common stock. We used the proceeds from this warrant exercise to pay down some of our debt.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2001, we held our annual meeting of shareholders in Saint-Genis Laval, France (the "Annual Meeting"). At the Annual Meeting, our shareholders were given the opportunity to vote to elect two Class II directors whose term will expire at our annual meeting of stockholders to be held in 2005. 35,000,155 shares of our common stock were present to be voted at the Annual Meeting, either in person or by proxy, all of which were cast in favor of electing Patrice Pactol and John M. Musacchio as Class II directors. The results of the election described above became effective as of June 20, 2002.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER          DESCRIPTION
         ------          -----------

           3(i) Certificate of Incorporation of the Corporation as amended through May 10, 2002.(1)

           3(ii)         Bylaws of the Corporation.(2)

           10.1 Credit Facility Agreement dated July 27, 2000 between the Corporation and MFC Merchant Bank, S.A. (3)

           10.2 Assignment Agreement dated December 29, 2000 among the Corporation, Mymetics S.A. and MFC Merchant Bank, S.A.
                         (3)

           10.3 Share Exchange Agreement dated July 30, 2002 among the Corporation and the stockholder listed on the signature pages thereto.(4)

           99.1          Certification of Chief Executive Officer of this Form
                         10-Q.

           99.2          Certification of Chief Financial Officer of this Form
                         10-Q.


(1) Incorporated by reference to the Corporation's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.

(2) Incorporated by reference to the Corporation's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(3) Incorporated by reference to the Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(4) Incorporated by reference to the Corporation's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(b)      REPORTS ON FORM 8-K
         -------------------

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 2002                            MYMETICS CORPORATION

                                                  By:  /s/ Dr. Peter P. McCann
                                                     --------------------------
                                                     Chief Executive Officer