Form 10-Q
period 2002-09-30
MYMETICS CORP
filed 2002-11-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
                                                Yes       X          No
                                                        -----            -----

[NOTE: PLEASE CONFIRM]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at November 13, 2002
         -----                               --------------------------------

         Common Stock, $0.01                 50,897,529
         par value

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                           SEPTEMBER 30, 2002             DECEMBER 31, 2001
                                                           ------------------             -----------------
        ASSETS

Current Assets
        Cash                                             (euro)              307    (euro)                    888
        Short term investments                                                 -                              354
        Receivables                                                          131                               49
        Prepaid expenses                                                      16                               31

                                                         ------------------------    ----------------------------
                       Total current assets                                  454                            1,322

Patents and Other                                                            215                              161

Goodwill, net                                                                209                              209

                                                         ------------------------    ----------------------------
                                                         (euro)              878     (euro)                 1,692
                                                         ========================    ============================

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                 (euro)              416      (euro)                  436
        Taxes and social costs payable                                        68                               83
        Note payable to related party                                        936                              228
        Other                                                                  9                               10

                                                         ------------------------    ----------------------------
                       Total current liabilities                           1,429                              757

Payable to shareholders                                                      242                              242

Shareholders' Equity
        Common stock                                                         725                              562
        Paid-in capital                                                   17,679                           17,422
        Deficit accumulated during the development stage                 (19,286)                         (17,391)
        Cumulative translation adjustment                                     89                              100
                                                         ------------------------    ----------------------------
                                                                            (793)                             693
                                                         ------------------------    ----------------------------
                                                         (Euro)              878      (euro)                1,692
                                                         ========================    ============================


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                                    FOR NINE                     FOR NINE                TOTAL ACCUMULATED
                                                  MONTHS ENDED                 MONTHS ENDED                 DURING THE
                                               SEPTEMBER 30, 2002           SEPTEMBER 30, 2001           DEVELOPMENT STAGE
                                               ------------------           ------------------           -----------------

Revenue
       Sales                                  (euro)              -       (euro)               -    (euro)                  224
       Interest                                                   8                           16                             34

                                              ----------------------      -----------------------   ----------------------------
                                                                  8                           16                            258
                                              ----------------------      -----------------------   ----------------------------

Expenses
       Research and development                                 669                          313                          1,513
       General and administrative                             1,082                          748                          2,697
       Bank fee                                                   -                       15,938                         14,869
       Interest                                                  27                           55                            122
       Amortization                                              46                          117                            240
       Other                                                     79                            -                             97
                                              ----------------------      -----------------------   ----------------------------
                                                              1,903                       17,171                         19,538
                                              ----------------------      -----------------------   ----------------------------

Loss before income tax provision                             (1,895)                     (17,155)                       (19,280)

Income tax provision                                              -                            -                              6

                                              ----------------------      -----------------------   ----------------------------
Net loss                                                     (1,895)                     (17,155)                       (19,286)

Other comprehensive income (loss)
       Foreign currency translation                                                            -
         adjustment                                             (11)                         (62)                            89
                                              -----------------------     -----------------------    ---------------------------
Comprehensive loss                            (euro)         (1,906)      (euro)         (17,217)    (euro)             (19,197)
                                              =======================     =======================    ===========================



Basic and diluted loss per share              (euro)          (0.04)      (euro)           (0.42)    (euro)               (0.55)
                                              =======================     =======================    ===========================


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)


                                                    FOR THREE                   FOR THREE
                                                  MONTHS ENDED                 MONTHS ENDED
                                               SEPTEMBER 30, 2002           SEPTEMBER 30, 2001
                                               ------------------           ------------------
Revenue
       Sales                                  (euro)              -       (euro)               -
       Interest                                                   -                           10

                                              ----------------------      -----------------------
                                                                  -                           10
                                              ----------------------      -----------------------

Expenses
       Research and development                                 285                          129
       General and administrative                               373                          367
       Bank fee                                                   -                        3,272
       Interest                                                  12                           13
       Amortization                                              43                           57

                                              ----------------------      -----------------------
                                                                713                        3,838
                                              ----------------------      -----------------------

Loss before income tax provision                               (713)                      (3,828)

Income tax provision                                              -                            -

                                              ----------------------      -----------------------
Net loss                                                       (713)                      (3,828)

Other comprehensive loss
       Foreign currency translation
         adjustment                                              (4)                         (50)

                                              -----------------------     -----------------------
Comprehensive loss                            (euro)            (717)     (euro)          (3,878)
                                              =======================     =======================



Basic and diluted loss per share              (euro)           (0.01)     (euro)           (0.08)
                                              =======================     =======================


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                   FOR NINE                FOR NINE                  TOTAL
                                                                                                                   ACCUMULATED
                                                                  MONTHS ENDED            MONTHS ENDED             DURING THE
                                                               SEPTEMBER 30, 2002      SEPTEMBER 30, 2001        DEVELOPMENT STAGE
                                                              -------------------    ----------------------    --------------------

Cash flow from operating activities
Net Loss                                                     (euro)        (1,895)   (euro)        (17,155)   (euro)        (19,286)
Adjustments to reconcile net loss to
        net cash provided by (used in) operating
           activities
                  Amortization                                                 46                       117                     240
                  Fees paid in warrants                                         -                    15,938                  14,063
                  Fee paid in common stock                                      -                         -                     806
                  Changes in current assets and
                  liabilities, net of effects from
                  reverse purchase
                     Decrease (increase) in receivable                        (82)                       52                     (93)
                     Increase (decrease) in accounts                          (20)                     (487)                    118
                     payable
                     Increase (decrease) in taxes and                         (15)                      (25)                     68
                     social costs payable
                     Other                                                     14                       (14)                     41
                                                              -------------------    ----------------------    --------------------
                                                                           (1,952)                   (1,574)                 (4,043)
                                                              -------------------    ----------------------    --------------------

Cash flows from investing activities
        Patents and other                                                    (100)                      (67)                   (335)
        Short-term investments                                                354                      (126)                      -
        Cash acquired in reverse purchase                                       -                        13                      13
                                                              -------------------    ----------------------    --------------------
                                                                              254                      (180)                   (322)
                                                              -------------------    ----------------------    --------------------


Cash flows from financing activities
        Proceeds from issuance of common stock                                420                     2,124                   3,263
        Borrowing from shareholders                                             -                         -                     242
        Increase in note payable and other
           short-term advances                                                708                       573                   1,208
        Loan fees                                                               -                         -                    (130)


                                                              -------------------    ----------------------    --------------------
                                                                            1,128                     2,697                   4,583

Effect of foreign exchange rate on cash                                       (11)                      209                      89

                                                              -------------------    ----------------------    --------------------
Net change in cash                                                           (581)                    1,152                     307

Cash, beginning of period                                                     888                       185                       -

                                                              -------------------    ----------------------    --------------------
Cash, end of period                                           (euro)          307    (euro)           1,337    (euro)           307
                                                              ===================    ======================    ====================

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the nine month period ended September 30, 2002, were of a normal, recurring nature. The amounts presented for the nine month period ended September 30, 2002, are not necessarily indicative of the results of operations for a full year.


NOTE 2. EARNINGS (LOSS) PER SHARE


In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the three month periods ended September 30, 2002 and September 30, 2001 were 50,650,160 and
46,011,962, respectively. The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the nine month periods ended September 30, 2002 and September 30, 2001 were 49,733,296 and 41,203,190, respectively. The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 35,037,771. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the nine month period and three month period ended September 30, 2002 and 2001 as their effect would be antidilutive.

NOTE 3. REPORTING CURRENCY


Consistent with the location of its activities, beginning January 1, 1999, the Company adopted the euro as its corporate currency. Accordingly, the Company prepared its 2001 and 2000 financial statements in euros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or continue" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in the Company's annual report on Form 10-K for the year ended December 31, 2001 and in our Registration Statement on Form S-1 dated May 22, 2002, as amended.

OVERVIEW

In March 2001, we acquired substantially all of the shares of Mymetics S.A. (formerly Hippocampe S.A.) as our primary operating business. Mymetics S.A. is a biotechnology research and development company devoted to fundamental and applied research in the areas of human and veterinary biology and medicine. The Company's primary objective is to develop therapies to treat certain retroviruses including HIV, the virus that leads to AIDS. Additional applications of our research include potential treatments and/or vaccines for animal AIDS, human and animal oncoviral leukemias, multiple sclerosis and organ transplantation.

Since the acquisition of Mymetics S.A., our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of September 30, 2002, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics S.A. was originally organized in France.

As of September 30, 2002, we have an accumulated deficit of approximately
(euro) 19.3 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics S.A. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 and 2001

Revenues for the nine months ended September 30, 2002 was (euro)8,000 compared to (euro)16,000 for the nine months ended September 30, 2001.

Costs and expenses decreased to approximately (euro)1.9 million for the nine months ended September 30, 2002 from (euro)17.2 million for the nine months ended September 30, 2001. Research and development expenses increased to
(euro)669,000 in the current period from (euro)313,000 in the comparative period of 2001 as a result of an increase in research activities. General and administrative expenses increased to approximately (euro)1.1 million in the nine months ended September 30, 2002 from (euro)748,000 in the comparative period of 2001. Bank fees was nil for the nine months ended September 30, 2002 compare to
(euro)15.9 million in the comparative period in 2001. The previous year's charge was primarily the result of transactional fees incurred in connection with the reverse purchase acquisition of Mymetics S.A. last year.

We reported a net loss of approximately (euro)1.9 million, or (euro)0.04 per share, for the nine months ended September 30, 2002, compared to approximately
(euro)17.2 million, or (euro)0.42, for the nine months ended September 30, 2001.

Three Months Ended September 30, 2002 and 2001

Revenues was nil for the three months ended September 30, 2002 compare to
(euro)10,000 for the three months ended September 30, 2001.

Costs and expenses decreased to (euro)713,000 for the three months ended September 30, 2002 from approximately (euro)3.8 million for the three months ended September 30, 2001. Research and development expenses increased to
(euro)285,000 in the current period from (euro)129,000 in the comparative period of 2001 as a result of an increase in research activities. General and administrative expenses increased to (euro)373,000 in the three months ended September 30, 2002 from (euro)367,000 in the comparative period of 2001. Bank fees was nil for the three months ended September 30, 2002 compare to approximately (euro)3.2 million in the comparative period in 2001. The previous year's charge was primarily the result of transaction fees incurred in connection with the reverse purchase acquisition of Mymetics S.A. last year.

We reported a net loss of (euro)713,000, or (euro)0.01 per share, for the three months ended September 30, 2002, compared to approximately (euro)3.8 million, or
(euro)0.08, for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating and net losses since the commencement of our development stage and, as of September 30, 2002, we have an accumulated deficit of approximately (euro)19.3 million.

As of September 30, 2002, we had approximately (euro)307,000 in cash compared to
(euro)888,000 in cash at December 31, 2001.

Net cash used in operating activities was approximately (euro)2.0 million for the nine months ended September 30, 2002, compared to (euro)1.6 million for the nine months ended September 30, 2001. A decrease in accounts payable used cash of (euro)20,000 for the nine months ended September 30, 2002 compared to (euro)487,000 for the nine months ended September 30, 2001.

Investing activities provided cash of (euro)254,000 for the nine months ended September 30, 2002 compared to using cash of (euro)180,000 for the same period last year. Cash provided by investing activities primarily related to the sale of short term investments which provided cash of (euro)354,000 for the nine months ended September 30, 2002 compared to the purchase of the same using cash of (euro)126,000 for the nine months ended September 30, 2001.

Financing activities provided cash of approximately (euro)1.1 million for the nine months ended September 30, 2002 compared to approximately (euro)2.7 million in the same period last year. During the three month period ended September 30, 2002, we received net proceeds of (euro)420,000 in connection with the issuance of 1,625,567 shares of common stock upon the exercise of outstanding warrants. In August 2002, we amended our revolving term facility with MFC Merchant Bank S.A. The revolving term facility is in the principal amount of up to (euro)3.0 million and expires on August 31, 2003. At September 30, 2002, we had borrowed an aggregate of (euro)936,000 pursuant to this revolving term facility. We are currently finalizing the documentation relating to this facility.

We will expend substantial funds in the future for research and development, preclinical and clinical testing, capital expenditures and the manufacturing, marketing and sale of our products. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of our research and development efforts and preclinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for our products and other factors beyond our control. While we believe that our existing capital, together with our revolving credit facility, will be sufficient to fund our operations through the next nine months, there can be no assurance that we will not require additional financing prior to that time. In addition, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to us, or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available, we could be required to delay development or commercialization of our products or technologies that we would otherwise seek to commercialize for ourselves, or reduce the marketing, customer, support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect its financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK
Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of September 30, 2002 and 2001 and expected cash flows from these debt obligations:


                            AS AT SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                                    EXPECTED FUTURE CASH FLOW
                                                                    -------------------------
                                                                     YEAR ENDING DECEMBER 31,
                             CARRYING       FAIR     ------------------------------------------------------
                               VALUE        VALUE      2002         2003        2004       2005        2006       THEREAFTER
                               -----        -----      ----         ----        ----       ----        ----       ----------
--------------------------------------------------------------------------------------------------------------------------------
                            (euro)      (euro)       (euro)        (euro)       (euro)       (euro)     (euro)      (euro)
Debt obligations            936         936          936           -            -            -          -           -
--------------------------------------------------------------------------------------------------------------------------------

                            AS AT SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                     EXPECTED FUTURE CASH FLOW
                                                                     -------------------------
                                                                      YEAR ENDING DECEMBER 31,
                             CARRYING       FAIR     ------------------------------------------------------
                               VALUE        VALUE      2001         2002        2003       2004        2005       THEREAFTER
                               -----        -----      ----         ----        ----       ----        ----       ----------
--------------------------------------------------------------------------------------------------------------------------------
                            (euro)      (euro)       (euro)        (euro)      (euro)       (euro)     (euro)      (euro)
Debt obligations            958         958          958           -           -            -          -            -
--------------------------- ----------- ------------ ----------- ----------- ------------ ---------- ------------ --------------

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION
                                    -----------------

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2002, we issued 1,625,567 shares of common stock to MFC Merchant Bank S.A. upon the exercise of outstanding warrants. The average purchase price of such shares was approximately E0.25 per share. The issuance of such common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as the transaction did not involve a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES


None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

           EXHIBIT
           NUMBER          DESCRIPTION
           ------          -----------

        (99)(1) Section 906 Certification of Chief Executive Officer and Chief Financial Officer



(b)      REPORTS ON FORM 8-K
         -------------------

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 14, 2002                  MYMETICS CORPORATION

                                          By:      /s/ Peter P. McCann
                                             --------------------------------
                                                   Chief Executive Officer

CERTIFICATIONS
CHIEF EXECUTIVE OFFICER
I, Peter M. McCann, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Mymetics Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Peter M. McCann
Date: November 13, 2002
                                  BY:  President and Chief Executive Officer

CHIEF FINANCIAL OFFICER
I, John M. Musacchio, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Mymetics Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ John M. Musacchio
Date: November 13, 2002         By:

                                Chief Financial Officer
                                Principal financial and chief accounting officer