Form 10-K
period 2002-12-31
MYMETICS CORP
filed 2003-03-31
CIK 927761

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                                 -------------

                        COMMISSION FILE NUMBER 000-25132

                              MYMETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                           25-1741849
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                               150 CHESTNUT STREET
                         PROVIDENCE, RHODE ISLAND 02903
                    (Address of principal executive offices)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 401-861-7604
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates) was approximately U.S. $96,051,812.50 as of June 28, 2002, computed on the basis of the average of the bid and ask prices on such date. The Registrant has no non-voting common stock.

         As of March 24, 2003, there were 50,944,505 shares of the Registrant's Common Stock outstanding (of which 16,393,316 shares are Exchangeable Preferred Shares of the Registrant's subsidiary, 6543 Luxembourg S.A., which Exchangeable Preferred Shares are directly convertible into the Registrant's Common Stock).



================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2003 Proxy Statement to be filed within 120 days after December 31, 2002 are incorporated by reference into Part III of this annual report on Form 10-K.

                                  USE OF EUROS

         The financial information contained in this Form 10-K is provided in Euros (E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 26, 2003, 1 Euro was convertible into 1.06530 United States Dollars.

                           FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

                                  RISK FACTORS

         You should carefully consider the risks described below together with all of the other information included in this report on Form 10-K. An investment in our common stock is very risky. If any of the following risks materialize, our business, financial condition or results of operations could be adversely affected. In such an event, the trading price of our common stock could decline, and you may lose part or all of your investment.

         We are a company engaged exclusively in research and development activities, focusing primarily on human and veterinary biology and medicine. When used in these risk factors, the terms "we" or "our" refer to Mymetics Corporation and its subsidiaries.

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR RESEARCH AND INTELLECTUAL PROPERTY, WE MAY NEVER GENERATE SIGNIFICANT REVENUES OR ACHIEVE PROFITABILITY.

         Our current objective is to develop vaccine and therapeutic compounds and specific therapies for certain retroviral diseases or diseases with a viral autoimmune content. All of our potential products and production technologies are in the research or pre-development stages and no revenues have been generated from product sales. The first products and applications target human immunodeficiency virus, or HIV, and feline immunodeficiency virus, or FIV, the precursors to human and feline acquired immunodeficiency syndrome, or AIDS. We will not become profitable, if ever, unless we develop our intellectual property to a point where it can be licensed to third parties on financially favorable terms or applied in the creation and development of one or more products that can generate revenues.

         Although our due diligence has indicated that Mymetics S.A.'s (our subsidiary) research and discovery regarding "mimicry" may lead to important discoveries in the scientific community regarding the HIV infection process, other discoveries may be necessary to develop an effective vaccine, and we may never be able to develop our research and intellectual property into a commercially profitable product.

         Our success will depend on our ability to:

         - effectively commercialize the research through collaborative relationships with third parties;

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

         The costs for us to continue our research and to develop our intellectual property will be substantial. We expect that our existing capital resources will satisfy our capital requirements through approximately June 2003. However, given the fact that we do not have any current sources of revenue, substantial additional capital will likely be needed to continue the development and commercialization of our intellectual property. Currently there are no commitments for any additional financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance that additional financing will be available. While the amount of capital required cannot be estimated with precision, we estimate it will require approximately 2 million Euros just to move our business forward into a position of being prepared to initiate clinical trials.

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

COMMERCIALIZATION OF OUR INTELLECTUAL PROPERTY AND CREATION OF VIABLE PRODUCTS DEPEND ON COLLABORATIONS WITH OTHERS. IF WE ARE UNABLE TO FIND COLLABORATORS IN THE FUTURE, WE MAY NOT BE ABLE TO DEVELOP PROFITABLE PRODUCTS.

         Our strategy for the research, development and commercialization of products requires us to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. We do not have the funds to develop products on our own, and intend to depend on collaborators to develop products on our behalf. If collaborative relationships cannot be found, we may not be able to continue our development programs.

         Moreover, we could become involved in disputes with collaborative partners, which could lead to delays or termination of development programs and time-consuming, expensive and distracting litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, a partner may terminate the agreement. If any collaborative partner terminates or breaches an agreement with us, or otherwise fails to complete its obligations in a timely manner, our ability to successfully commercialize our intellectual property will be adversely affected.

IF WE ARE NOT ABLE TO DEMONSTRATE THE RESULTS OF OUR RESEARCH IN CLINICAL TRIALS, OR IF CLINICAL TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO OBTAIN REGULATORY CLEARANCE TO MARKET OUR PRODUCTS IN THE UNITED STATES OR IN FOREIGN COUNTRIES ON A TIMELY BASIS, OR AT ALL.

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

         Our research is presently focused on developing vaccines and therapeutics to prevent and treat HIV. Trials will be conducted on animals prior to humans. Results of animal trials, even if successful, may not be relevant for determining the preventive or therapeutic effect of any potential product designed to prevent or treat HIV infection in humans. In addition, results from early clinical trials are not necessarily indicative of future results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late stage clinical trials even after promising results in early stage development. Furthermore, pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approvals. Negative or inconclusive results or interpretations could cause the trials to be unacceptable for submission to regulatory authorities.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, WE WILL BE UNABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS.

         We are dependent on the principal members of our management and scientific staff. In order to successfully complete our research and development activities and our commercialization plans, we will need to hire personnel with experience in clinical testing, drug discovery, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions.

IF WE FAIL TO ENTER INTO SUCCESSFUL MARKETING ARRANGEMENTS WITH THIRD PARTIES, WE WILL NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

         We do not currently have any sales or marketing infrastructure, and we do not have significant experience in marketing, sales and distribution. Future profitability will depend in part on plans to enter into successful marketing arrangements with third parties. To the extent that we enter into marketing and sales arrangements with other companies, revenues will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into successful third-party arrangements, we may not be able to commercialize our products.

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

         -        obtaining FDA and other regulatory approvals of products; and

         -        manufacturing and marketing products.

IF OUR INTELLECTUAL PROPERTY DOES NOT ADEQUATELY PROTECT PRODUCT CANDIDATES, WE COULD ENCOUNTER MORE DIRECT COMPETITION, WHICH COULD ADVERSELY IMPACT REVENUES.

         Our success depends, in part, on our ability to:

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

WE CAN NOT BE SURE THAT ANY FUTURE OR CURRENTLY PENDING PATENT APPLICATIONS RELATING TO OUR PRODUCTS WILL ISSUE ON A TIMELY BASIS, IF EVER.

         Since patent applications in the United States are maintained in secrecy until 18 months from the priority date, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to develop the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

         -        scope of the patent claims;

         - validity and enforceability of the claims obtained in such patents; and

         - our willingness and financial ability to enforce and/or defend them.

EVEN IF WE OBTAIN REGULATORY APPROVAL TO MARKET AND SELL OUR PRODUCTS, WE WILL BE SUBJECT TO ONGOING REGULATORY REVIEW, WHICH WILL BE EXPENSIVE AND MAY AFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

         Even if regulatory approval for a product is secured, such approval may be subject to limitations on the indicated uses for which the product may be marketed. Such limitations may restrict the size of the available market for the product or contain requirements for costly post-marketing surveillance studies. Manufacturers of medical products are subject to continued review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, clinical trial subjects, or with the manufacturer or its manufacturing facility may result in the imposition of restrictions on the product or manufacturer, including withdrawal of the product from the market. If we or any of our collaborative partners fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

         We believe we will have access to sufficient quantities of raw materials to conduct and advance our research. We utilize third party collaborators, licensors, licensees and others to conduct research on our behalf, and we rely on these third parties to provide the necessary materials to conduct such research. If we or our third-party collaborators are unable to obtain the necessary materials to conduct such research, our business, financial condition and results of operations will be adversely affected.

OUR STOCK PRICE MAY EXPERIENCE SIGNIFICANT VOLATILITY, WHICH COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

         The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to, or disproportionate to, the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

THE MARKET FOR OUR COMMON STOCK IS VERY LIMITED

         Our common stock is currently traded only on the OTC Bulletin Board. Accordingly, we cannot provide assurances as to the future liquidity of our common stock or the price at which you would be able to sell your shares in any available market.

THE ISSUANCE OF ADDITIONAL EQUITY SECURITIES MAY DILUTE YOUR INVESTMENT.

         We currently have 50,944,505 shares of common stock outstanding (assuming the conversion of all the outstanding Class B Exchangeable Preferential Non-Voting Stock, or Preferential Shares, of our subsidiary, 6543 Luxembourg S.A., into 16,393,616 shares of our common stock), 1 share of Special Voting Preferred Stock, options to purchase an aggregate of 381,250 shares of common stock and warrants to purchase an aggregate of 80,166 shares of common stock. We are authorized to issue up to 80 million shares of common stock and 5 million shares of preferred stock without additional stockholder approval. The issuance of additional common stock or preferred stock will dilute our stockholders' percentage ownership, and, depending on the offering price of such stock, may also serve to dilute the value of such ownership interest.

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

POLITICAL OR SOCIAL FACTORS MAY ADVERSELY IMPACT REVENUES BY DELAYING OR IMPAIRING THE CORPORATION'S ABILITY TO MARKET ITS PRODUCTS.

         We are focused on developing vaccines and products for the treatment and prevention of HIV. Products developed to address the HIV/AIDS epidemic have been, and may continue to be, subject to competing and changing political and social pressures. The political and social response to the HIV/AIDS epidemic has been emotionally charged and unpredictable. Such political and social forces may serve to delay or prevent introduction of our products into the marketplace or to place restrictions upon the pricing, availability and marketing of such products.

                                TABLE OF CONTENTS

                                                                                            PAGE

                                                 PART I

ITEM 1.           BUSINESS..............................................................      10

ITEM 2.           PROPERTIES ...........................................................      20

ITEM 3.           LEGAL PROCEEDINGS ....................................................      20

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................      20

                                                 PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...................................................      21

ITEM 6.           SELECTED FINANCIAL DATA ..............................................      23

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................................      23

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...........................................................      25

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........................      25

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...................................      25

                                                  PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................      26

ITEM 11.          EXECUTIVE COMPENSATION ...............................................      26

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT........................................................      26

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................      26

ITEM 14.          CONTROLS AND PROCEDURES...............................................      26

                                                   PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K...........................................................      27

SIGNATURES..............................................................................      46

                                     PART I

ITEM 1.         BUSINESS

THE CORPORATION

         We are a holding company conducting business through our subsidiaries 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg ("LuxCo"), Mymetics S.A. (formerly Hippocampe S.A.), a company organized in 1990 under the laws of France ("Mymetics S.A.") and Mymetics Deutschland GmbH, a company organized in 2002 under the laws of Germany. We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to "ICHOR Corporation." In July 2001, we changed our name to "Mymetics Corporation." We own all of the outstanding voting stock of LuxCo and Mymetics GmbH, and Mymetics S.A. is a wholly-owned subsidiary of LuxCo. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

         We currently do not make, market or sell any products or services, and thus, we have no revenues. We believe that our research and development activities, and the resulting intellectual property, will lead to the creation of commercially viable products, which can generate revenues for us in the future. If financially favorable terms are available, we may license or sell our intellectual property to third parties. If we fail to develop our intellectual property, we are unlikely to generate significant revenues.

DEVELOPMENT OF THE CORPORATION

         From our inception in 1994 to December 1997, we operated in the environmental services industry, focusing on thermal treatment (in Florida), remediation services (in Florida and Pennsylvania) and waste oil recycling (in Illinois). In February 1995, we completed an initial public offering. In 1998 and 1999, after disposing of our thermal treatment, remediation services and waste oil recycling businesses, we provided consulting services to an industrial customer in Europe. In June 1999, we acquired a majority interest in Nazca Holdings Ltd., whose business involved the exploration for and development of groundwater resources in Chile. Following the disposal of our interest in Nazca in July 2000, we did not have an operating business.

         In March 2001, we acquired 99.9% of the outstanding shares of Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of LuxCo, or Preferential Shares, which are convertible into shares of our common stock. In 2002, we acquired the remaining 0.1% of the outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these recent share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. Mymetics S.A. was, and continues to be, a biotechnology research and development company.

         On June 30, 2001, we closed on a private offering of 1,333,333 shares of our common stock, at E1.77 (U.S. $1.50) per share, for an aggregate price of E2,355,600 (U.S. $2,000,000). This private placement was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shares were sold to foreign investors meeting the requirements of Regulation S. In August, 2002 the Company formed Mymetics Deutschland GmbH for the purpose of applying for German government support of research activities to be conducted in Germany.

         We own all the outstanding voting stock of LuxCo. There are also 15,372 Preferential Shares of LuxCo currently outstanding, which are convertible into 16,393,316 shares of our common stock. Holders of the Preferential Shares do not have any voting rights with respect to LuxCo. However, pursuant to a Voting and Exchange Trust Agreement dated March 28, 2001, the holders of the Preferential Shares are entitled to vote on all matters to be voted on by the holders of our common stock to the same extent as if they had converted the Preferential Shares into shares of our common stock.

MYMETICS CORPORATION

         Prior to 2002, our activities were primarily conducted in Europe. During the second quarter of 2002, through our operations in the United States, we launched programs in the United States in an attempt to reinforce our intellectual property portfolio and to accelerate the commercialization of our technology. This was done, in part, by attempting to target products and business development in the United States. Again, prior to this time, activities such as design of the prototype molecules, synthesis, and in vitro testing had been conducted exclusively in Europe. We believed that expanding our operating activities in the United States offered numerous advantages, including greater access to expertise, grants, subsidies, intellectual property and public and private research teams. Due to financial constraints, we were forced to limit these activities in January 2003.

MYMETICS S.A.

         Our subsidiary, Mymetics S.A., is a biotechnology research and development company devoted to fundamental and applied research in the area of human and veterinary biology and medicine. Mymetics S.A.'s primary objective is to develop therapies to treat certain retroviruses, including the human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Additional applications of Mymetics S.A.'s research include potential treatments and/or vaccines for animal AIDS, human and animal oncoviral leukemias, multiple sclerosis and organ transplantation. To date, Mymetics S.A. has conducted its fundamental research in Europe.

         Mymetics S.A.'s research strategy is to structure and manage a network of public and private best-in-class research teams, each with a clearly delineated focus. Mymetics S.A. has segmented its primary research into modules, which are then out-sourced, under its direct supervision, to high-level, specialized and complementary public and private research teams. Mymetics S.A. retains all intellectual property rights in the combined research and applies for domestic and international patents whenever justified. As agreed and coordinated by Mymetics S.A., the research teams are authorized to co-publish their results.

MYMETICS GMBH

         Mymetics Deutschland GmbH was formed in 2002 for the purpose of applying for German government support of research activities to be conducted in Germany. The German government offers subsidy programs as a means of attracting business investment into parts of eastern Germany. In particular, Mymetics Deutschland GmbH was organized to take advantage of (i) an investment matching program offered by the German government, whereby the German government matches the amount of certain investments made by companies in eastern Germany and (ii) a broader program, whereby the German government offers significant amounts of grant money to companies in eastern Germany that satisfy certain conditions. Mymetics Deutschland GmbH solicited interest from existing research teams in eastern Germany, formulated four distinct research programs and applied for German government grants. In December 2002, Mymetics Deutschland GmbH was informed that two of its programs would be eligible for matching grants. However, the broader program described above, which may have served as a source of substantial working capital, was suspended by the German government for biotechnology companies. Consequently, we elected to suspend our planned expansion of research activities into Germany.

RECENT INDUSTRY DEVELOPMENTS

         In late 2002, it became apparent that one of our major competitors would be receiving approval from the United States Food and Drug Administration of its fusion inhibitor candidate drug in the first quarter of 2003. This development, combined with advances in our research activities, served to validate our basic technology in the area of fusion inhibitors and, in particular, the efficacy of gp41-derived peptide product. Given this validation, as well as (i) advances in the our research and development efforts, (ii) poor worldwide capital market conditions and (iii) lack of sufficient long term working capital, we have decided to re-direct our business development strategy: rather than independently funding the completion of research and development programs prior to the sale or licensing of our technology to a major international pharmaceutical or biotechnology firm, we have opted to accelerate the exploration of potential partnerships with major international pharmaceutical and biotechnology firms. We have also accelerated the development of our patent portfolio.

SCIENCE OVERVIEW

         Virus. A virus is a noncellular organism consisting of deoxyribonucleic acid ("DNA") or ribonucleic acid ("RNA") and a protein coat. During the free and infectious stage of their life cycle, viruses do not perform the usual functions of living cells, such as respiration and growth. Rather, when viruses enter a living plant, animal or bacterial cell, they utilize the host cell's chemical energy and synthesizing ability to replicate. After the replication of the viral components by the infected host cell, virus particles are released and the host cell is often destroyed. The approximately 2,450 viral species identified to date are divided into about 75 groups. HIV belongs to the group of retroviruses, so called because they contain a reverse transcriptase that copies viral RNA back into DNA (the reverse of what usually occurs when DNA is copied into RNA). Retroviruses include spumaviruses, oncoviruses (causing cancers) and lentiviruses (viruses with a slow pathogenic action, e.g. AIDS-associated lentiviruses).

         HIV. HIV is a type of retrovirus, a virus of the family Retroviridae that has RNA as its nucleic acid and uses the enzyme reverse transcriptase to copy its genome into the DNA of the host cells chromosomes. Once inside the T cell, HIV uses the cell's machinery to copy its RNA into DNA by means of the reverse transcriptase. HIV is characterized by an inability to mount a normal immune response and is the cause of the fatal illness known as AIDS. AIDS is the late stage of infection caused by HIV.

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

         AIDS. AIDS is a fatal epidemic disease caused by an infection by HIV (HIV-1 or HIV-2). In most cases, HIV slowly attacks and destroys the immune system, the body's defense against disease, leaving the infected individual vulnerable to malignancies and infections that eventually cause death. Propagation of HIV results from the invasion of the host cell and its use of the host cell's protein synthesis capability. The immune system's response (antibodies and cellular immune response) is usually sufficient to temporarily arrest progress of the infection and reduce levels of the virus in the blood. Virus replication continues, however, and gradually destroys the immune system by infecting and destroying critical white blood cells known as CD4 cells. The main cellular target of HIV is a special class of white blood cells critical to the immune system, known as helper T lymphocytes, or T4 helper cells. These cells play a principal role in normal immune responses by stimulating or activating virtually all of the other cells involved in immune protection. These cells include B lymphocytes, the cells that produce antibodies needed to fight infection; cytotoxic T lymphocytes, which destroy cells infected with virus; and macrophages and other effector cells, which attack invading pathogens. Once HIV has entered the helper T cell, it can impair the functioning of or destroy the cell. A hallmark of the onset of AIDS is a drastic reduction in the number of helper T cells in the body. HIV also can infect other cells, including certain monocytes and macrophages, as well as brain cells. Among those cells are CD4, HIV's preferred target cells due to a docking molecule called cluster designation 4 on their surfaces. Cells with this molecule are known as CD4+ cells. These cells normally orchestrate the immune response, signaling other cells in the immune system to perform their special functions. Destruction of CD4+ lymphocytes is the major cause of the immunodeficiency observed in AIDS, and decreasing CD4+ lymphocyte levels appear to be the best indicator of morbidity in these patients. As the infection progresses, the immune system's control of HIV levels weakens, the level of the virus in the blood rises and the level of critical T cells declines to a fraction of their normal level.

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

BUSINESS STRATEGY

         Our current objective is to develop a platform of both therapeutic compounds and vaccines. We have made a series of discoveries about how the body's immune system responds to retroviruses, specifically HIV. The foundation of our platform technology and product pipeline is our discovery of a subtle mimicry between the virus and the host cells. By understanding the precise dynamics of the virus's GP41 and the host-cell's IL-2, we believe we have the potential to design and develop specific therapeutic molecules and antibodies to disrupt or even prevent the disease. In addition to targeting HIV and AIDS, we plan to apply these findings to the potential treatment or even prevention of a range of additional diseases, including certain oncoviruses like leukemia.

         Some biotechnology companies are focusing on slowing or impeding the progress of the virus once it has infected the body's host cells. Other biotechnology firms are attempting to develop therapies that prevent the virus from fusing with host cells. If the virus cannot fuse, it cannot reproduce, and the body's immune system then succeeds in arresting the invasion. Our approach is also based on the concept of preventing viral fusion. Our scientific strategy is unique in that its design is based on a series of discoveries involving mimicry, and, in particular, on the inter-reaction between the viral envelope glycoprotein GP41 and the host cell's IL-2. We have discovered that a piece of the virus closely resembles or "mimics" the host cell's IL-2. By exploiting this mimicry, we believe the virus unlocks the host cell and gains access to the cell's machinery. The body's immune system responds to the invasion, but fails to differentiate between the viral GP41 and the host cell's IL-2. As a result, we believe that the immune system attacks both of them with equal vigor. The unfortunate consequence is that the body, in turning on itself, undercuts its own defenses. By better understanding these precise dynamics, we believe we will be able to design and develop specific therapeutic molecules, vaccines and antibodies to disrupt the mimicry, prevent HIV from entering the host cell and enable the body's immune system to recognize HIV. Our current scientific strategy is to create therapeutic peptides and antibodies to disrupt the mimicry, block the fusion, and condition the body's immune system to recognize GP41 as separate and distinct from IL-2. If this can be accomplished, the body's immune system should be able to identify and attack the virus instead of the healthy cells.

         The Discovered Molecular Mimicry Between Trimeric GP41 AND IL-2. We have discovered a molecular mimicry between the trimeric ectodomain of the transmembrane protein of immunosuppressive lentiviruses (HIV-SIV-FIV) and IL-2. Our initial results were published with the French Academy of Sciences in November 2000.

         Autoimmune Consequences for HIV Infected Subjects. We have found some of the expected autoimmune consequences of the described virus-host molecular mimicry in HIV infected subjects. As expected, HIV positive sera recognize human IL-2, and cross-reactivity was found between the structurally and physically antigenic analogous sites of GP41 (HIV-1) and human IL-2. The tests included 2,352 HIV+ and HIV-sera, and the results demonstrated that 100% of HIV+ patients (stages II, III and IV) were positive for the anti IL-2 response. The first results were presented in the Journal of Autoimmunity in 2001 and were also presented in a poster session at the Cold Springs Harbor, New York meeting on infectious disease in December 2001.

THERAPEUTIC AND VACCINAL USE OF THE MIMICRY DISCOVERY

         Our current research modules focus on the following four fields:

         - FUNDAMENTAL RESEARCH. We believe that our insight into the GP41/IL-2 mimicry can help explain, in large part, the main AIDS-associated disorders: drop of peripheral IL-2, decrease of non-infected T helper lymphocytes, lymphoproliferation disorders and a2 microglobulin increase and hypergammaglobulinemia. Some of the possible effects of the tridimensional GP41 (HIV-1)/human IL-2 molecular mimicry on the AIDS-associated disorders are being evaluated by our research teams. These teams are also studying molecular mimicry in FIV, between the viral envelope protein gp36 and feline IL-2.

         - THERAPEUTIC MOLECULES. Based on insights into mimicry, we have developed a series of synthetic peptides that potently inhibit the fusion between HIV and its target cell in an infected subject. These synthetic peptides have been effective in both HIV and FIV contexts. These therapeutic molecules would prevent the virus from binding to the target cell, inhibiting its attempts to reproduce. Having demonstrated that the transmission of HIV depends on the viral load, and that no transmission has been observed below 1500 viral copies/ml., treatment with therapeutic agents may provide a strategy to control AIDS epidemicity. This application would complement available antiretroviral drugs, or may even provide a substitute for the available antiretroviral drugs. In a series of independent in vitro experiments, our rationally-designed peptide compounds were proven to effectively block viral fusion. These compounds also showed a potency that is equivalent to the gp41 compound recently approved by the United States Food and Drug Administration, or FDA. A poster presentation given at Interscience Conference on Antimicrobal Agents and Chemotherapy in San Diego CA in September 2002 communicated the relative potency of our compounds. An additional poster presentation at the International Feline Retrovirus Research Symposium conference in December 2002 showed the potency of a series of OUR FIV gp36-derived peptides, and in particular highlighted the surprising potency of a short compound (consisting of 8 amino acids). Results were also recently published in the Journal of Virology (March
                  2003) in an article entitled "Antiviral Activity and Conformational Features of an Octapeptide Derived from the membrane-Proximal Ectodomain of the Feline Immunodefeciency Virus Transmembrane Glycoprotein." An additional poster presentation at the annual International Retrovirus Conference in Boston in February 2003 communicated the results of a series of benchmarking in vitro assays, highlighting the potency of our peptide compounds across a wide array of clades or strains of the virus. These data appear to validate our strategy of creating compounds from well-conserved, IL-2-homologous regions, for the greatest possible application for patients worldwide. Based on the success of in vitro compounds, we launched our first in vivo tests in the feline model, collaborating with research partners at the Retroviral Center at the University of Pisa, Italy. These tests are expected to provide valuable insight into the actual efficacy of the potential peptides, in particular the shorter peptides, which would offer a number of practical advantages in terms of commercialization, including less complexity, lower cost to manufacture, less immunogenicity, and potential greater bio-availability.

         - THERAPEUTIC AND PREVENTIVE VACCINES. We believe that our discovery of the host-virus autoimmune mimicry opens the door to novel therapeutic and preventive vaccine strategies for both humans and animals. We believe that properly mutated trimeric gp41 and gp36 represent an excellent candidate for vaccines, because of their well-conserved and immunogenic properties. Our specific preventive vaccine would be "universal" in that it would train the body's immune system to recognize and defeat a broad array of strains of the virus. Recent advances in designing and producing soluble, trimeric gp41 and gp36, have accelerated the vaccine program, and we expect to initiate in vivo and in vitro testing later this year.

         - AIDS CARTRIDGE. We have developed a number of therapeutic immunocartridges that would help patients infected with AIDS by reducing the viral load. These immunocartridges have been tested and approved by the Ethics Committee for the Treatment of Systemic Lupus Erythematosus and Hemophilia A. Our research has demonstrated that the anti IL-2 antibodies in HIV infected subjects recognize some sites of IL-2 that are crucial for its bioactivity. Therefore, we believe that the development of an "AIDS cartridge" could be efficient in the restoration of the immune system (CD4/CD8-viral load) of HIV infected subjects.

         We currently have several compound prototypes potentially capable of commercialization, including:

         - Therapeutic molecules (pharmacological agents) - administered to infected subjects to prevent cell infection by HIV and FIV.

         - Therapeutic vaccines (immunotherapeutic agents) - administered to infected subjects to orient the immune system into recognizing the transmembrane glycoprotein of the virus and not the host cell's IL-2.

         - Preventive vaccines - administered to healthy subjects to prevent infection by HIV or FIV.

         - AIDS cartridge - administered to infected subjects to selectively remove the identified immunosuppressive antibodies present in the serum of AIDS patients, using some peptides that have been tested for activity.

The Company is exploring both HIV and FIV in parallel, and gaining insight into product design through the synergies between these two programs.

KEY STAFF

         Our management team has changed over the past few months. Peter P. McCann, Ph.D., resigned as our Chief Executive Officer, President and Director on February 14, 2003. Michael K. Allio, our Chairman, has assumed the responsibilities of day-to-day operations until a replacement Chief Executive Officer and President is named. On December 25, 2000, Patrice Pactol resigned from our board of directors. In addition, as of January 31, 2003, Joseph D. Mosca, Ph.D. is no longer employed as our Vice President of Development. At this time, we do not anticipate hiring a new Vice President of Development.

         Research and Development activities continue to be spearheaded by Dr. Pierre-Francois Serres, our Chief Scientific Officer. Dr. Serres is an experienced research and development scientist in the field of immunology and AIDS. Dr. Serres became our Chief Scientific Officer on February 7, 2002, and has been a member of our board of directors since March 28, 2001. He has previously served as our Chief Executive Officer and President, and was the founder, President and Chief Executive Officer of our subsidiary, Mymetics S.A.

         Dr. Serres has over 25 years experience in laboratory research and development. He began his career as a professor and researcher at the medical faculty of the University of Lyon in France. His professional experience includes positions at institutions such as the Institut Pasteur, and the Jules Courmont Hospital (Faculty of Medicine). He has published numerous articles in scientific journals including the French "Academie des Sciences" and has authored a number of patents in the fields of biology and medicine. These include applications in clinical diagnostic-therapeutic treatments and vaccines. Dr. Serres holds qualifications in Medical Psychology, Pathology, Biological Engineering and Human Biology from the Institut National des Sciences Appliquees
(INSA) in France. His research over the past 20 years has addressed immunology and organ transplantation, metabolic diseases, hemophilia, and AIDS.

RESEARCH AND DEVELOPMENT EXPENSES

         For the year ended December 31, 2002, we focused on research and development and, as a result, did not generate any revenues or engage in any marketing activities. For the years ended December 31, 2002, December 31, 2001 and December 31, 2000, we spent E 1,878,000, E 482,000 and E 101,000, respectively, on research and development activities.

INTELLECTUAL PROPERTY

         We are the exclusive owner of intellectual property relating to our core research, which is focused on the development of novel HIV and FIV therapeutics and vaccines. Particularly, we own one issued European patent and corresponding granted patents in Austria, Belgium, Denmark, Germany, France, Italy, Luxembourg, the Netherlands, Sweden, Switzerland, and the United Kingdom. We own six pending French patent applications. We also filed four Patent Cooperation Treaty, or PCT, applications, which claim priority to four of our six pending French applications, and two national phase United States patent applications based on the PCT applications. Recently, one of our United States applications was allowed by the United States Patent and Trademark Office. We have seven pending United States provisional applications, and a continuation application which we recently filed based on our allowed United States application. Additionally, we filed regional national applications based on one of our PCT applications in the European, Eurasian, OAPI, and ARIPO regional systems and in Canada and South Africa.

         We rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as contractual restrictions, to protect our intellectual property. These legal protections afford limited protection. We generally require employees, strategic research partners and consultants with access to our intellectual property to execute confidentiality agreements. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy the research and research methods that form the basis of our intellectual property. The laws of many countries do not afford the same level of protection as those provided by United States intellectual property laws. Litigation may be necessary to protect and enforce our rights in our intellectual property.

COMPETITION

         We have not yet developed an actual product or generated any revenues. Our future competitive position depends on our ability to successfully develop our intellectual property, and to either use such intellectual property to produce one or more products capable of generating significant revenues or to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human and veterinary biology and medicine all of which could be considered competitors. While many of these individuals and entities have greater financial, manufacturing, technical, human resource, marketing and distribution capabilities, and greater experience in conducting pre-clinical and clinical trials and in obtaining regulatory and FDA approvals, we believe that our technologies nonetheless provide us with a competitive advantage.

         Further, we may face significant competition in the design and development of some of our therapeutic compounds and preventive vaccines.

         Therapeutic Molecules (pharmacological agents). The biopharmaceutical industry is intensely competitive, especially in the field of HIV. If we are successful in developing and proving our therapeutic agents, we will compete with existing developed and approved therapies. The FDA has approved 16 antiviral drugs to treat HIV and AIDS, which fall into two categories depending on whether they target one or two viral enzymes: either HIV protease or reverse transcriptase ("RT"). RT drugs aim to block reverse transcriptases and prevent transcription of the virus' generic material from RNA to DNA. There are two classes of RT drugs: nucleoside analogues inhibitors and non-nucleoside inhibitors. The approved nucleoside analogues inhibitors include drugs such as Retrovir (ziduvodine; AZT), Videx (didanosine; ddl), Hivid (zalcitabine; ddc), Zerit (stavudine; d4T), Epivir (larnivudine; 3TC), Combivir (ziduvodine + lamivudine), Ziagen (abacavir; ABC). These drugs are manufactured by companies such as Glaxo Wellcome Plc, Bristol-Myers Squibb Company, Roche Holding AG and BioChem Pharma Inc. The approved non-nucleoside inhibitors include drugs such as Viramuno (nevlrapine), Rescriptor (delavirdine), Sustiva (efavirenz; EFV) which are produced by Boehringer Ingelhelm Gmbh, Pharmacia & Upjohn Inc. and E. I. Du Pont de Nemours and Company. The objective of approved protease inhibitor drugs is to prevent the assembly of new virus particles. The approved protease inhibitors include drugs such as Invirase (saquinavir), Fortovase (saquinavir), Norvir (ritonavir), Crixivan (indinavir), Viracept (nellinavir) and Agenerase (amprenavir), which are manufactured by companies including Roche Holding AG, Abbot Laboratories, Merck & Co. Inc., Agouron Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated and Glaxo Wellcome Plc.

         Both HIV protease and RT drugs have demonstrated their efficacy in terms of HIV blood concentration and HIV-positive period and are used to slow the progression of the disease. Furthermore, efficacy has been higher with drug combinations. None of these drugs are, however, a cure, and mutations of HIV's envelope produce viral strains resistant to both classes of drugs. These drugs also produce toxic side effects on the peripheral nervous system and gastrointestinal tract. Non-compliance on combination therapies and interruptions in dosing could have an effect on, and trigger, accelerated viral replication.

         If successful in developing and validating our therapeutic molecules, we believe that there are significant existing and future markets for the treatment of HIV and AIDS. There can be no assurance that currently approved drugs or products developed in the future for the treatment of HIV/AIDS by our competitors (which may include Roche Holding AG, Abbot Laboratories, Merck & Co. Inc., Agouron Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated, Glaxo Wellcome Plc, Bristol-Myers Squibb Company, Trimeris, Inc., Progenics, Inc., and BioChem Pharma Inc.) will not be effectively marketed and sold. We believe, however, that our unique approach and fundamental understanding of molecular mimicry will provide an advantage over existing and future competitors.

         The recent progress of Trimeris Inc. in securing FDA approval for its fusion inhibitor product, "Fuzeon", a gp41-derived peptide comprised of 36 amino acids, represents excellent proof-of-concept for us by demonstrating, through human trials, that such a compound is safe and effective in lowering viral load. Industry experts estimate that the annual revenue generated from this drug may reach U.S. $500,000,000 - U.S. $750,000,000, which confirms the significant demand for fusion inhibitor drugs. The media has also, however, published that Trimeris and its partner Roche face significant challenges and limitations, including prohibitive cost of goods, a complex manufacturing process involving 106 separate steps in chemical synthesis, an elevated retail price (recent estimates exceed $20,000 per patient per annum, more than double the cost of current therapies), significant supply shortages (year one capacity will likely not exceed 15,000 patients, less than 7.5% market share in the United States alone), and difficult delivery of the drug (requiring subcutaneous injection twice/day of 90 mg. of the drug). These challenges suggest that a drug that can be made less expensively, and delivered more easily, will have significant competitive advantages.

         Therapeutic Molecules (immunotherapeutic agent). We believe that our targeted immunotherapeutic vaccines may be innovative within the field of therapeutic research related to AIDS.

         Preventive Vaccines. We are conducting research aimed at developing a preventive vaccine for the HIV-1 virus, which vaccine will provide protection against a broad array of viral strains.

         In the field of HIV vaccines, the recent failure of the VAXGEN product in Phase III clinical trials underscores the need for an effective solution to the global challenge posed by HIV. As this particular candidate was based on technology unrelated to our technology, we do not feel that the cessation of clinical trials with respect to VAXGEN negatively impacts our prospects for developing a viable preventive vaccine.

         In the field of FIV vaccines, Ft. Dodge, a division of Wyeth Pharmaceuticals, launch the industry's first FIV preventive vaccine in late 2002. We consider this development as further validation of the demand and viability of this product category. Press releases issued by Ft. Dodge cite a significant potential market for this drug. Like the Trimeris product, the Ft. Dodge feline vaccine appears to suffer from a range of drawbacks, so we consider the competitive threat of Ft. Dodge's FIV preventive vaccine to be moderate.

         The worldwide vaccine market is dominated by four large multinational companies: Merck & Co., SmithKline Beecham Plc, Wyeth Lederle Vaccines & Pediatrics (a division of American Home Products Corporation), and Aventis S.A. Pasteur. Companies such as The Immune Response Corporation, VaxGen Inc., Trimeris, Inc., and Progenics Pharmaceuticals, Inc. are also developing preventive vaccines.

         We believe that while these companies have greater financial, manufacturing, technical, human resource, marketing and distribution capabilities, and greater experience in conducting pre-clinical and clinical trials and in obtaining regulatory and FDA approvals, our technologies, nonetheless, provide us with a competitive advantage. Our innovative approach to vaccine development is based on the observed immunological cross-reactivity (or mimicry) between the well preserved, antigenic and immunodominant domain of GP41 and IL-2, and relies on the observation of expected autoimmune consequences in HIV infected subjects.

         We believe that our approach is most promising in comparison with the approaches that have been pursued so far, including:

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

         Cartridge. We believe that our cartridge or therapeutic plasmapheresis is significantly different from the cartridges being developed and provided by competitors. The more specific technique for antibody removal is known as immunoadsorption, yet all existing systems are non-specific in removal of antibodies, which limits their effectiveness and may have serious side effects. Current immunoadsorption systems selectively remove antibodies by the interposition of affinity columns in the devices. These cartridges are expensive, large, require trained technicians and are not protein specific. In addition, the cartridge is based on a biocompatible membrane based on a discovery of antibody binding, which perform a highly specific extra-corporeal immunoadsorption. When specific (as compared with selective) there is the definitive advantage of removing only the targeted pathogenic antibodies while leaving the other antibodies essential to the patients normal immune systems, and defense against infection. The main competitor with respect to cartridges appears to be Aethlon Medical with its HIV Hemopurifier.

GOVERNMENTAL REGULATION

         We contract with third parties to perform research projects related to our business. These third parties are located in various countries and are subject to the applicable laws and regulations of their respective countries. Accordingly, regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any products that we develop will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. In addition, various federal and state statutes and regulations will also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. The success of our business will depend on our ability to obtain and maintain the necessary regulatory approvals.

         Pre-clinical studies generally are conducted on laboratory animals to evaluate the potential safety and the efficacy of a product. In the United States, we must submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, or IND, which application must become effective before we can begin clinical trials in the United States. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process.

         Phase I. Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal volunteer subjects. Phase I clinical trials are designed to determine the metabolism and pharmacologic actions of a drug in humans, the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

         Phase II. Refers to controlled clinical trials conducted to evaluate the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well-controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.

         Phase III. Refers to expanded controlled clinical trials, which many times are designated as "pivotal trials" designed to reach end points that the FDA has agreed in advance, if met, would allow approval for marketing. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials can include from several hundred to several thousand subjects depending on the specific indication being treated.

         The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to the patient. We have not yet conducted any clinical trials and are currently focused on research.

         Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA, in the form of an new drug application, or NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet the predetermined study end points and other regulatory approval criteria. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product.

         If the FDA approves the new drug application, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, known as Phase IV trials, to evaluate long-term effects. We will be required to comply with similar regulatory procedures in countries other than the United States.

         In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

         We will have to complete an approval process, similar to the one required in the United States, in virtually every foreign target market in order to commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Approvals (both foreign and in the United States) may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators. A failure to obtain or maintain the necessary regulatory approvals will have an materially adverse effect on our business.

EMPLOYEES

         As of December 31, 2002, Mymetics S.A. had seven full-time employees and Mymetics Corporation had two full-time employees.

WWW.MYMETICS.COM

News and information about Mymetics Corporation and its subsidiaries are available on our web site, www.mymetics.com. In addition to news and other information about the Corporation, we provide access (free of charge) through this site to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically with the United States Securities and Exchange Commission.

ITEM 2.         PROPERTIES

         Mymetics S.A. currently leases approximately 170 square meters of office space in Saint-Genis Laval, France, in which the Corporation's European administrative activities are conducted. The current all inclusive rent is approximately E 1,641 per month, and the lease expires on January 31, 2006. Up until January 31, 2003, we leased approximately 250 square feet of space in Annapolis, Maryland. The rent under our Annapolis lease was $1,000 per month prior to its termination. We are temporarily using a small amount of space at the office of our Chairman, Michael K. Allio, for our principal executive office. This space is being provided by Mr. Allio at no charge. All of the Corporation's research activities are conducted at the properties of third parties with whom the Corporation contracts to perform research projects.

ITEM 3.         LEGAL PROCEEDINGS

         We are subject to routine litigation incidental to our business. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

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

FISCAL QUARTER ENDED                                    HIGH          LOW

2001
March 31.........................................    $    3.25    $    1.88
June 30..........................................         3.50         2.35
September 30.....................................         4.10         2.50
December 31......................................         3.95         2.00

2002
March 31.........................................    $    3.85    $    2.15
June 30..........................................         3.70         2.70
September 30.....................................         3.45         0.06
December 31......................................         0.36         0.09

         (b) Stockholders. At March 24, 2003, the Corporation had approximately 646 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

         (c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

----------------------------------------------------------------------------------------------------------------------
                                                                                          Number of Securities
                                                                                          remaining available for
                                Number of Securities to be   Weighted Average Exercise    issuance under equity
                                issued upon exercise of      Price of Outstanding         compensation plans
                                Outstanding Options,         Options, Warrants and        (excluding securities
                                Warrants and Rights          Rights                       reflected in column (a))
Plan Category                               (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security
Holders (1)                              381,250(2)                   U.S. $1.38                    4,782,500
----------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans not
Approved by Security Holders
(3)                                       80,166                     U.S. $1.725                      N/A(4)
----------------------------------------------------------------------------------------------------------------------

         Total                            461,416                    U.S.  $1.44                    4,782,500
----------------------------------------------------------------------------------------------------------------------

(1) Equity compensation plans approved by our security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan. Our 1994 Amended and Restated Stock Option Plan and our 1995 Qualified Incentive Stock Option Plan were both terminated in March 2001, but some options granted under these plans prior to such termination remain outstanding and are included in this table.

(2) Includes (i) 217,500 shares of common stock underlying options granted under our 2001 Stock Option Plan, (ii) 100,000 shares of common stock underlying options granted under our 1995 Qualified Incentive Stock Option Plan and (iii) 63,750 shares of common stock underlying options granted under our 1994 Amended and Restated Stock Option Plan.

(3) From time to time we have granted our lender, MFC Merchant Bank S.A., warrants to purchase shares of our common stock. These warrants are granted in connection with certain credit facilities provided to us by MFC Merchant Bank S.A., and placement services provided by MFC Merchant Bank S.A. in connection with a private placement of our securities in June 2001. These warrants were not granted pursuant to any formal equity compensation plan approved by our board of directors, but rather, each grant was an individual equity compensation arrangement, authorized by our board of directors and granted as compensation for services provided. All of the outstanding warrants were granted pursuant to similar forms of warrants, and each has an exercise price of U.S. $1.725.

(4) We do not have any formal equity compensation plan that has not been authorized by our stockholders. These grants are made on an individual basis and are approved by our board of directors. Accordingly, there are no shares of common stock reserved for issuance under these arrangements.

ISSUANCES OF UNREGISTERED SECURITIES

         Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2002 and ending on December 31, 2002. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering.

- In June 2002, we granted Peter P. McCann options to purchase 10,000 shares of common stock at $3.50 per share. These options were granted under our 2001 Stock Option Plan.

- In August 2002, we issued 46,925 shares of our common stock to Gilles Rossi, Marianne Rossi, Jean-Loup Rossi and Alessandro Zuccato in connection with the Share Exchange Agreement dated July 30, 2002 among the Corporation, Michele Rossi, Gilles Rossi, Marianne Rossi, Jean-Loup Rossi and Alessandro Zuccato.

- In July 2002, we granted each of John M. Musacchio, Robert Demers, Pierre-Francois Serres, Patrice Pactol, Peter P. McCann and Michael K. Allio options to purchase 1,250 shares of common stock at $3.50 per share. These options were granted under our 2001 Stock Option Plan.

-    In June 2002, we granted MFC Merchant Bank S.A. warrants to purchase
     26,775 shares of our common stock at an exercise price of E 0.23 per share.

- In July 2002, we issued MFC Merchant Bank S.A. (i) 1,602,174 shares of our common stock for E 0.23 per share and (ii) 23,393 shares of our common stock for U.S. $1.725 per share, all in connection with the exercise of warrants by MFC Merchant Bank S.A. The aggregate amount to be paid by MFC Merchant Bank S.A. in connection with these exercises was not paid in cash, but, rather, was used to reduce our revolving credit debt to MFC Merchant Bank in an amount of E 412,000.

- On August 21, 2002, we granted Michael K. Allio options to purchase 100,000 shares of our common stock at $0.55 per share in connection with a Consulting Agreement we entered into with Mr. Allio.

ITEM 6.         SELECTED FINANCIAL DATA

         The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

                                                  FOR THE          FOR THE           FOR THE           FOR THE         FOR THE
                                                    YEAR             YEAR              YEAR              YEAR            YEAR
                                                    ENDED            ENDED             ENDED             ENDED           ENDED
                                                 DECEMBER 31      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                    2002              2001              2000              1999            1998
                                                    ----              ----              ----              ----            ----
                                                                  (EUROS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OPERATING DATA
Operating revenues .....................                8                26                13                47              42
Research & Development Expenses ........            1,878               482               101                94              70
General & Administrative Expenses ......            1,293             1,034               351                37              38
Loss from continuing operations ........           (3,622)          (15,701)           (1,314)              (99)            (68)

COMMON SHARE DATA(1)
Loss from continuing operations per
   common share ........................            (0.07)            (0.37)            (0.04)            (0.00)          (0.00)
Weighted average common shares
   outstanding (in thousands) ..........           50,046            42,460            33,311            33,311          33,311


BALANCE SHEET DATA
Working capital ........................           (2,306)              565              (652)              (24)            (40)
Total assets ...........................              477             1,692               625               146              77
Long-term obligations ..................              242               242               242               242             138
Total stockholders' equity .............           (2,349)              693              (765)             (257)           (158)


----------------

(1)      Basic and diluted common share data is the same.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes included elsewhere herein.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues of the year ended December 31, 2002 were E8,000 compared to E26,000 for the year ended December 31, 2001.

Costs and expenses decreased to E3,630,000 for the year ended December 31, 2002 compared to E15,727,000 for year ended December 31, 2001 as a result of a decrease in bank fees to E63,000 for the year ended December 31, 2002 from E14,063,000 in the comparative period in 2001, primarily as a result of reverse purchase transaction in 2001. Research and development expenses increased to E1,878,000 in the current year from E482,000 in the comparative period of 2001 as a result of an increase in research activities. General and administrative expenses increased to E1,293,000 in the year ended December 31, 2002 from E1,034,000 in the comparative period of 2001. The Corporation reported a net loss of E3,622,000 or E0.07 per share, for the year ended December 31, 2002, compared to E15,701,000 or E0.37, for the year ended December 31, 2001.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues of the year ended December 31, 2001 were E26,000 compared to E13,000 for the year ended December 31, 2000. Sales for the year ended December 31, 2001 were nil compared to E13,000 for the comparative period in last year, primarily as a result of decreased contract research activity. Interest income was E26,000 and nil for the years ended December 31, 2001 and 2000, respectively.

Costs and expenses increased to E15,727,000 for the year ended December 31, 2001 compared to E1,326,000 for year ended December 31, 2000. Research and development expenses increased to E482,000 in the current year from E101,000 in the comparative period of 2000 as a result of an increase in research activities. General and administrative expenses increased to E1,034,000 in the year ended December 31, 2001 from E351,000 in the comparative period of 2000, primarily as a result of the expenses related to the reverse purchase transaction in current year. Bank fees increased to E14,063,000 for the year ended December 31, 2001 from E806,000 in the comparative period in 2000, primarily as a result of reverse purchase transaction.

The Corporation reported a net loss of E15,701,000 or E0.37 per share, for the year ended December 31, 2001, compared to E1,314,000 or E0.04, for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash E183,000 at December 31, 2002, compared to E888,000 at December 31, 2001.

Net cash used by operating activities was E3,235,000 for the year ended December 31, 2002, compared to E2,000,000 for the year ended December 31, 2001. An increase in accounts payable provided cash of E16,000 for the year ended December 31, 2002 compared to a decrease of the same used cash of E508,000 for the year ended December 31, 2001.

Investing activities provided cash E252,000 for the year ended December 31, 2002 compared to used cash of E237,000 for the same period last year. Short term investment provided cash of E354,000 for the year ended December 31, 2002 compared to used cash of E205,000 for the year ended December 31, 2001.

Financing activities provided cash of E2,181,000 for the year ended December 31, 2002 compared to E2,840,000 in the same period last year. Proceeds from issuance of common stock provided cash of E8,000 for the year ended December 31, 2002 compared to E2,724,000 in the same period last year. Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E2,173,000 in current year and E116,000 in the comparative period last year. The non-revolving term facility is in the principal amount of up to E2.8 million and matures on August 31, 2003. At December 31, 2002, Mymetics had borrowed an aggregate of E1,989,000 pursuant to this non-revolving term facility.

The Corporation expects that it will require substantial additional capital to continue its research and development, clinical studies and regulatory activities necessary to bring its potential products to market and to establish production, marketing and sales capabilities. The Corporation anticipates its operations will require approximately E2.0 million in the year ending December 31, 2003. The Corporation will seek to raise the required capital from lenders, equity or debt issuances and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all, to finance its operations. In the event that the Corporation is not able to obtain such additional capital, it would be required to restrict or even halt its operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

         Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2002 and 2001 and expected cash flows from these debt obligations.

                                                               EXPECTED FUTURE CASH FLOW
                                                               -------------------------
                                                             YEAR ENDING DECEMBER 31, 2002
                                                                    (IN THOUSANDS)
                                                                    --------------
                           CARRYING     FAIR
                             VALUE      VALUE      2003       2004       2005       2006       2007    THEREAFTER
                             -----      -----      ----       ----       ----       ----       ----    ----------

Debt obligations......      E1,989     E1,989     E2,082      E--         E--        E--        E--        E--


                                                             YEAR ENDING DECEMBER 31, 2001
                                                                    (IN THOUSANDS)
                                                                    --------------
                           CARRYING     FAIR
                             VALUE      VALUE      2002       2003       2004       2005       2006    THEREAFTER
                             -----      -----      ----       ----       ----       ----       ----    ----------

Debt obligations......       E228       E228       E244       E--         E--        E--        E--        E--


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report commencing on page 31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's 2002 fiscal year.

ITEM 11.        EXECUTIVE COMPENSATION

         Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's 2002 fiscal year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's 2002 fiscal year.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Corporation's definitive proxy statement to be filed within 120 days of the end of the Corporation's 2002 fiscal year.

ITEM 14.        CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, the Corporation's principal executive officer and principal financial officer, carried out an evaluation of the effectiveness and design of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have concluded that, based on such evaluation, the Corporation's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Index to Financial Statements

                Independent Auditors' Report
                Consolidated Balance Sheets
                Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

          (a)(2) ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

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

         2.4 Amendment to the Purchase Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd. (3)

         2.5 Revised Purchase Agreement dated July 28, 1999 between the Corporation and the majority stockholders of Nazca Holdings Ltd.
                (4)

         2.6 Share Exchange Agreement dated July 30, 2002 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page therto (5)

         3(i) Articles of Incorporation of the Corporation (as amended through May 10, 2002) (6)

         3(ii)  Bylaws (7)

         4      Form of Specimen Stock Certificate (8)

         9 Voting and Exchange Trust Agreement dated March 28, 2001, among the Corporation, 6543 Luxembourg S.A. and MFC Merchant Bank S.A.
                (8)

         10.1 Services Agreement dated May 31, 2001, between the Corporation and MFC Merchant Bank, S.A.(7)

         10.2 Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Corporation (7)

         10.3 Indemnification Agreement dated March 28, 2001, between the Corporation and MFC Bancorp Ltd. (7)

         10.4 Agreement dated for reference May 15, 2000, between the Corporation and Maarten Reidel (7)

         10.5 Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Corporation and Sutton Park International Ltd. (10)

         10.6 Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Corporation and Med Net International Ltd. (11)

         10.7 Preferred Stock Conversion Agreement dated December 21, 2000, between the Corporation and Dresden Papier GmbH (11)

         10.8 Assignment Agreement dated December 29, 2000, among the Corporation, Mymetics S.A. and MFC Merchant Bank S.A. (1)

         10.9 Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Corporation (1)

         10.10 Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Corporation

         10.11 Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Corporation

         10.12 Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Corporation

         10.13 Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A.

         10.14 Shareholder Agreement dated March 28, 2001, among the Corporation, the Holders of Class B Exchangeable Preferential Non-Voting Shares of 6543 Luxembourg S.A. signatory thereto and 6543 Luxembourg S.A.(8)

         10.15 Support Agreement dated March 28, 2001, between the Corporation and 6543 Luxembourg S.A. (8)

         10.16  1995 Qualified Incentive Stock Option Plan (12)

         10.17  Amended 1994 Stock Option Plan (13)

         10.18  2001 ICHOR Corporation Stock Option Plan (7)

         10.19 Employment Agreement dated March 18, 2002, between the Corporation and Peter P. McCann (14)

         10.20 Consulting Agreement dated August 31, 2001, between the Corporation and Michael K. Allio (8)

         10.21 Amendment to Consulting Agreement dated August 21, 2002, between the Corporation and Michael K. Allio

         10.22 Employment Agreement dated March 18, 2002, between the Corporation and Dr. Joseph D. Mosca (15)

         10.23 Separation Agreement and Release dated January 31, 2003, between the Corporation and Peter P. McCann

         10.24 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Robert Demers (8)

         10.25 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Michael K. Allio (8)

         10.26 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and John M. Musacchio (8)

         10.27 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Patrice Pactol (8)

         10.28 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Pierre-Francois Serres (8)

         10.29 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Pierre-Francois Serres

         10.30 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Patrice Pactol

         10.31 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Robert Demers

         10.32 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and John M. Musacchio

         10.33 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Michael K. Allio

         10.34 Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Corporation and Michael K. Allio

         10.35 Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Corporation and Peter P. McCann

         10.36 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Peter P. McCann

         10.37 Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Corporation and Peter P. McCann

         10.38 Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Corporation and MFC Merchant Bank S.A.

         11     Statement Regarding Calculation of Per Share Earnings.

         21     List of Subsidiaries

         24.1   Power of Attorney for Pierre-Francois Serres

         24.2   Power of Attorney for Robert Demers

         24.3   Power of Attorney for Michael K. Allio

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

(1) Incorporated by reference to the Corporation's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2) Incorporated by reference to the Corporation's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3) Incorporated by reference to the Corporation's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4) Incorporated by reference to the Corporation's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5) Incorporated by reference to the Corporation's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8) Incorporated by reference to the Corporations Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9) Incorporated by reference to the Corporation's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10) Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12) Incorporate by reference to the Corporation's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13) Incorporated by reference to the Corporation's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2001, and filed with the Securities and Exchange Commission on March 14, 2001.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.


        (b)     Reports on Form 8-K

                None.

PETERSON SULLIVAN PLLC
601 UNION STREET SUITE 2300 SEATTLE WA 98101 (206) 382-7777 FAX 382-7700
                                    CERTIFIED  PUBLIC  ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mymetics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000, and for the period from May 2, 1990 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, and for the period from May 2, 1990 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and has not been able to generate revenues and as a result has experienced significant losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Peterson Sullivan PLLC

Peterson Sullivan PLLC
Seattle, Washington
March 12, 2003

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                             (In Thousands of Euros)

              ASSETS                                                       2002                 2001
                                                                         ---------           ---------
Current Assets
     Cash                                                                E     183           E     888
     Short-term investments                                                      -                 354
     Receivables                                                                59                  49
     Prepaid expenses                                                           36                  31
                                                                         ---------           ---------
              Total current assets                                             278               1,322
Patents                                                                        199                 161
Goodwill                                                                         -                 209
                                                                         ---------           ---------
                                                                         E     477           E   1,692
                                                                         =========           =========
              LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
     Accounts payable                                                    E     452           E     436
     Taxes and social costs payable                                            119                  83
     Note payable                                                            1,989                 228
     Other                                                                      24                  10
                                                                         ---------           ---------
              Total current liabilities                                      2,584                 757
Payable to Shareholders                                                        242                 242
                                                                         ---------           ---------
              Total liabilities                                              2,826                 999
Shareholders' Equity
     Common stock, U.S. $.01 par value; 80,000,000 shares
        authorized; issued and outstanding 50,944,505
        at December 31, 2002 and 49,261,962 at
        December 31, 2001                                                      579                 562
     Additional paid-in capital                                             17,888              17,422
     Deficit accumulated during the development stage                      (21,013)            (17,391)
     Accumulated other comprehensive income                                    197                 100
                                                                         ---------           ---------
                                                                            (2,349)                693
                                                                         ---------           ---------
                                                                         E     477           E   1,692
                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the
             Years Ended December 31, 2002, 2001 and 2000, and the Period from May 2, 1990 (Inception) to December 31, 2002
                 (In Thousands of Euros, Except Per Share Data)

                                                                                                             Total
                                                                                                          Accumulated
                                                                                                             During
                                                                                                          Development
                                                                                                             Stage
                                                                                                        (May 2, 1990 to
                                                                                                          December 31,
                                                 2002              2001                2000                  2002)
                                             -------------     -------------       -------------      --------------------
Revenues
     Sales                                   E           -     E           -       E          13       E               224
     Interest                                            8                26                   -                        34
                                             -------------     -------------       -------------      --------------------
                                                         8                26                  13                       258
Expenses
     Research and development                        1,878               482                 101                     2,722
     General and administrative                      1,293             1,034                 351                     2,908
     Bank fee                                           63            14,063                 806                    14,932
     Interest                                           60                79                  16                       155
     Goodwill impairment                               209                 -                   -                       209
     Amortization                                       64                51                  52                       258
     Directors' fees                                    63                18                   -                        81
                                             -------------     -------------       -------------      --------------------
                                                     3,630            15,727               1,326                    21,265
                                             -------------     -------------       -------------      --------------------
Loss before income tax provision                    (3,622)          (15,701)             (1,313)                  (21,007)
Income tax provision                                     -                 -                   1                         6
                                             -------------     -------------       -------------      --------------------
           Net loss                                 (3,622)          (15,701)             (1,314)                  (21,013)
Other comprehensive income
     Foreign currency translation
        adjustment                                      97               100                   -                       197
                                             -------------     -------------       -------------      --------------------
Comprehensive loss                           E      (3,525)    E     (15,601)      E      (1,314)     E            (20,816)
                                             =============     =============       =============      ====================
Basic and diluted loss per share             E       (0.07)    E       (0.37)      E       (0.04)     E              (0.59)
                                             =============     =============       =============      ====================




   The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY For the Period from May 2, 1990 (Inception) to December 31, 2002
                             (In Thousands of Euros)






                                                                                 Date of             Number of
                                                                               Transaction             Shares      Par Value
                                                                           ---------------------    ------------   ----------
Balance at May 2, 1990                                                                                             E        -
     Shares issued for cash                                                     June 1990             33,311,361          119
     Net losses to December 31, 1999                                                                           -            -
                                                                                                    ------------   ----------
Balance at December 31, 1999                                                                          33,311,361          119
     Bank fee                                                                                                  -            -
     Net loss for the year                                                                                     -            -
                                                                                                    ------------   ----------
Balance at December 31, 2000                                                                          33,311,361          119
     Effect on capital structure resulting from a business combination          March 2001             8,165,830          354
     Issuance of stock purchase warrants for bank fee                           March 2001                     -            -
     Issuance of shares for bank fee                                            March 2001             1,800,000           21
     Issuance of shares for bank fee                                            June 2001                225,144            3
     Issuance of shares for cash                                                June 2001              1,333,333           15
     Exercise of stock purchase warrants in repayment of debt                   June 2001              1,176,294           13
     Exercise of stock purchase warrants for cash                             December 2001            3,250,000           37
     Net loss for the year                                                                                     -            -
     Translation adjustment                                                                                    -            -
                                                                                                    ------------   ----------
Balance at December 31, 2001                                                                          49,261,962          562
     Exercise of stock options                                                  March 2002                10,000            -
     Issuance of stock purchase warrants for bank fee                           June 2002                      -            -
     Exercise of stock purchase warrants in repayment of debt and
        for cash                                                                July 2002              1,625,567           16
     Issuance of remaining shares from 2001 business combination               August 2002                46,976            1
     Net loss for the year                                                                                     -            -
     Translation adjustment                                                                                    -            -
                                                                                                    ------------   ----------
Balance at December 31, 2002                                                                          50,944,505   E      579
                                                                                                    ============   ==========



                                                                                                              Accumulated
                                                                                                                 Other
                                                                                              Deficit         Comprehensive
                                                                                            Accumulated     Income - Foreign
                                                                            Additional      During the          Currency
                                                                              Paid-in       Development       Translation
                                                                              Capital          Stage           Adjustment
                                                                            -----------   ---------------   ----------------
Balance at May 2, 1990                                                      E         -    E            -     E            -
     Shares issued for cash                                                           -                 -                  -
     Net losses to December 31, 1999                                                  -              (376)                 -
                                                                            -----------   ---------------   ----------------
Balance at December 31, 1999                                                          -              (376)                 -
     Bank fee                                                                       806                 -                  -
     Net loss for the year                                                            -            (1,314)                 -
                                                                            -----------   ---------------   ----------------
Balance at December 31, 2000                                                        806            (1,690)                 -
     Effect on capital structure resulting from a business combination             (354)                -                  -
     Issuance of stock purchase warrants for bank fee                            14,063                 -                  -
     Issuance of shares for bank fee                                                (21)                -                  -
     Issuance of shares for bank fee                                                 (3)                -                  -
     Issuance of shares for cash                                                  2,109                 -                  -
     Exercise of stock purchase warrants in repayment of debt                       259                 -                  -
     Exercise of stock purchase warrants for cash                                   563                 -                  -
     Net loss for the year                                                            -           (15,701)                 -
     Translation adjustment                                                           -                 -                100
                                                                            -----------   ---------------   ----------------
Balance at December 31, 2001                                                     17,422           (17,391)               100
     Exercise of stock options                                                        8                 -                  -
     Issuance of stock purchase warrants for bank fee                                63                 -                  -
     Exercise of stock purchase warrants in repayment of debt                       396                 -                  -
     Issuance of remaining shares from 2001 business combination                     (1)                -                  -
     Net loss for the year                                                            -            (3,622)                 -
     Translation adjustment                                                           -                 -                 97
                                                                            -----------   ---------------   ----------------
Balance at December 31, 2002                                                E    17,888    E      (21,013)   E           197
                                                                            ===========   ===============   ================









                                                                                 Total
                                                                              ------------
Balance at May 2, 1990                                                         E         -
     Shares issued for cash                                                            119
     Net losses to December 31, 1999                                                  (376)
                                                                              ------------
Balance at December 31, 1999                                                          (257)
     Bank fee                                                                          806
     Net loss for the year                                                          (1,314)
                                                                              ------------
Balance at December 31, 2000                                                          (765)
     Effect on capital structure resulting from a business combination                   -
     Issuance of stock purchase warrants for bank fee                               14,063
     Issuance of shares for bank fee                                                     -
     Issuance of shares for bank fee                                                     -
     Issuance of shares for cash                                                     2,124
     Exercise of stock purchase warrants in repayment of debt                          272
     Exercise of stock purchase warrants for cash                                      600
     Net loss for the year                                                         (15,701)
     Translation adjustment                                                            100
                                                                              ------------
Balance at December 31, 2001                                                           693
     Exercise of stock options                                                           8
     Issuance of stock purchase warrants for bank fee                                   63
     Exercise of stock purchase warrants in repayment of debt                          412
     Issuance of remaining shares from 2001 business combination                         -
     Net loss for the year                                                          (3,622)
     Translation adjustment                                                             97
                                                                              ------------
Balance at December 31, 2002                                                   E    (2,349)
                                                                              ============



   The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2002, 2001 and 2000 and the Period
                from May 2, 1990 (Inception) to December 31, 2002
                             (In Thousands of Euros)


                                                                                                              Total
                                                                                                           Accumulated
                                                                                                             During
                                                                                                           Development
                                                                                                              Stage
                                                                                                         (May 2, 1990 to
                                                                                                          December 31,
                                                                  2002          2001          2000            2002)
                                                               ----------   ------------   ----------    ---------------

Cash Flows from Operating Activities
     Net loss                                                  E   (3,622)  E    (15,701)  E   (1,314)    E      (21,013)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
        Amortization                                                   64             51           52                258
        Goodwill impairment                                           209              -            -                209
        Fees paid in warrants                                          63         14,063            -             14,126
        Fee paid in common stock                                        -              -          806                806
        Changes in current assets and liabilities
           net of effects from reverse purchase
           Receivables                                                (10)            53            7                (21)
           Accounts payable                                            16           (508)         546                154
           Taxes and social costs payable                              36            (26)          55                119
           Other                                                        9             68           (7)                36
                                                               ----------   ------------   ----------    ---------------
              Net cash provided by (used in)
                  operating activities                             (3,235)        (2,000)         145             (5,326)
Cash Flows from Investing Activities
     Patents and other                                               (102)           (45)        (128)              (337)
     Short-term investments                                           354           (205)        (122)                 -
     Cash acquired in reverse purchase                                  -             13            -                 13
                                                               ----------   ------------   ----------    ---------------
              Net cash provided by (used in)
                  investing activities                                252           (237)        (250)              (324)
Cash Flows from Financing Activities
     Proceeds from the issuance of common stock                         8          2,724            -              2,851
     Borrowings from shareholders                                       -              -            -                242
     Increase in note payable and other
        short-term advances                                         2,173            116          384              2,673
     Loan fees                                                          -              -         (130)              (130)
                                                               ----------   ------------   ----------    ---------------
              Net cash provided by financing activities             2,181          2,840          254              5,636
Effect of exchange rate changes on cash                                97            100            -                197
                                                               ----------   ------------   ----------    ---------------
              Net increase (decrease) in cash                        (705)           703          149                183
Cash, beginning of period                                             888            185           36                  -
                                                               ----------   ------------   ----------    ---------------
Cash, end of period                                            E      183   E        888   E      185     E          183
                                                               ==========   ============   ==========    ===============


   The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for per share amounts.

Mymetics Corporation ("the Company") was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2002, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity of E2,349 at December 31, 2002. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. But there can be no assurance that management will be successful in these efforts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company translates non-Euro assets and liabilities of its subsidiary at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because a substantial portion of the Company's activities have been conducted in Europe.

Cash

Cash balances are occasionally in excess of insured amounts. Interest paid was E60 in 2002, E42 in 2001 and none in 2000. Income tax paid in 2002, 2001 and 2000 was nil.

Short-Term Investments

Short-term investments consisted of certificates of deposit stated at cost. The fair value approximates cost based on the length to maturity and interest rate.

Revenue Recognition

The Company records the sale of products when the products are delivered and the Company has only a security interest in the products should a customer default on payment.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2002 and 2001, are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Goodwill and Other Intangibles

As required, the Company adopted Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," beginning January 1, 2002. Under this standard, goodwill of a reporting unit and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Intangible assets with a finite life are amortized over their estimated useful lives.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 50,045,658 for the year ended December 31, 2002, 42,459,784 for the year ended December 31, 2001, and 33,311,361 for 2000. The weighted average number of shares for the period May 2, 1990 through December 31, 2002, was 35,354,881. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                             Total Accumulated
                                                                                            During Development
                                                                                            Stage (May 2, 1990
                                                    2002          2001          2000       to December 31, 2002)
                                                ----------     ---------    ----------     ---------------------

Net Income (Loss)
-----------------
    As reported                                 E   (3,622)    E (15,701)   E   (1,314)       E     (21,013)
    Deduct: Total stock-based employee
       compensation expense determined under
       fair value based methods for all
       awards, net of any related tax effects          (72)         (221)            -                 (293)
                                                ----------     ---------    ----------        -------------

    Pro forma                                   E   (3,694)    E (15,922)   E   (1,314)       E     (21,306)
                                                ==========     =========    ==========        =============
Basic and Diluted Earnings (Loss) Per Share
-------------------------------------------
    As reported                                 E     (.07)    E    (.37)   E     (.04)       E        (.59)
    Pro forma                                   E     (.07)    E    (.38)   E     (.04)       E        (.60)

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

New Accounting Standards

SFAS No. 145 and 146 are generally modifications to previously adopted standards. A part of SFAS 145 is effective for years beginning after May 15, 2002, and SFAS 146 is effective for years beginning after December 31, 2002. These new standards do not have an effect on the Company's consolidated financial statements.

Note 2. Receivables

                                                        2002                 2001
                                                   ----------------     ---------------

Trade receivables (including E23 from a
    shareholder in 2002 and 2001)                  E            37      E            37
Refunds due from suppliers                                       -                    6
Value added tax                                                 41                   31
Other                                                           15                    9
                                                   ---------------      ---------------

                                                                93                   83
Allowance for doubtful accounts                                (34)                 (34)
                                                   ---------------      ---------------

                                                   E            59      E            49
                                                   ===============      ===============


Note 3. Goodwill and Other Intangible Assets

Prior to January 1, 2002, the Company was amortizing goodwill over a five-year period. In accordance with current accounting standards, goodwill is not to be amortized beginning January 1, 2002. Goodwill was acquired during 2001 at a cost of E247 and amortization amounted to E38 for the year ended December 31, 2001. Had goodwill not been amortized in 2001, net loss would have amounted to E(15,663) and basic and diluted loss per share would not have changed. No additional acquisitions have occurred. Based on a review of the fair value of the Company's only reporting unit at December 31, 2002, management has determined that the goodwill is fully impaired. Accordingly, an impairment loss is recorded in the 2002 statement of operations.

Other intangible assets consist of patents which are stated at cost of the fees paid to the French patent office. At December 31, 2002 and 2001, the carrying amount of patents was E199 and E161 net of accumulated amortization of E125 and E61, respectively. Amortization expense relating to patents was E64, E13 and E52 for 2002, 2001 and 2000, respectively. Amortization expense is expected to amount to E64 during each of the next three years and E7 during 2006, which will completely amortize this asset.

Note 4. Taxes and Social Costs Payable

                                                        2002                 2001
                                                   ---------------      ---------------

Social security and other social benefits          E           113      E            75
Value added tax                                                  -                    3
Other                                                            6                    5
                                                   ---------------      ---------------

                                                   E           119      E            83
                                                   ===============      ===============


Note 5. Transactions With Affiliates

During 2000, the Company agreed to pay a fee in common stock to MFC Merchant Bank SA ("MFC Bank") for services provided in a business combination transaction. The parent of MFC Bank was a shareholder of the Company. The common shares were not issued in 2000. The fair value of the shares at the measurement date, amounting to E806 (which may not be indicative of the value of the Company as a whole), was included in additional paid-in capital at December 31, 2000. In 2001, a total of 2,025,144 common shares were issued to MFC Bank which resulted in E24 being reclassified to common stock based on the par value of the shares.

The Company has a non-revolving term credit facility with MFC Bank which allowed the Company to borrow up to E2,800 at LIBOR plus 4% (approximately 7.0% at December 31, 2002) repayable on August 31, 2003, as extended, collateralized by all of the Company's assets plus any future patents. The Company owed E1,989 and E228 under this facility as of December 31, 2002 and 2001, respectively. The fair value of this note approximates carrying value because the note is short-term and has a market rate of interest. MFC Bank had also advanced E400 to the Company in a prior year which was paid in 2001.

In connection with the term credit facility, the Company agreed to pay MFC Bank an arrangement fee of E130 and E10 per month for nine months as a retainer fee. The arrangement fee was amortized over the original term of the loan and the retainer fee was expensed monthly beginning August 2000.

The Company incurred fees of E155 to MFC Bank in 2002 related to management services.

In March 2001, the Company granted warrants under the agreements with MFC Bank which entitle MFC Bank to purchase 6,001,693 of the Company's common shares. The warrants allow MFC Bank to convert to shares an amount equal to the maximum of the credit facility including unpaid interest plus the arrangement and retainer fees. The warrants are exercisable within a three-year period beginning August 2000 at approximately E.2319 per common share. The fair value of the beneficial conversion feature amounting to E14,063 (which may not be indicative of the value of the Company as a whole) was calculated on March 28, 2001, the grant date, using the Black-Scholes model. This amount was recorded as paid-in capital of E14,063 and allocated to bank fee expense in 2001. During 2001, MFC Bank exercised warrants to acquire 1,176,294 common shares in exchange for the arrangement fee and the retainer fee plus E52 in accrued interest. MFC also exercised warrants to acquire 3,250,000 common shares for cash in 2001. In 2002, the Company granted 26,775 additional warrants under the original agreements with MFC Bank. The fair value of the beneficial conversion feature on these warrants was calculated using the Black-Scholes model which amounted to E63. This amount was recorded as paid-in capital of E63 and allocated to bank fee expense in 2002. During 2002, MFC Bank exercised the remaining warrants to acquire 1,602,174 common shares. This resulted in a decrease of E372 due on the revolving term credit facility with MFC Bank. This is a non-cash transaction for purposes of the statement of cash flows.

In June 2001, the Company issued additional warrants to MFC Bank to purchase 103,559 common shares at U.S. $1.725 per share exercisable during a three-year period. These warrants were issued in connection with MFC Bank's placement of 1,333,333 of the Company's common shares. The warrants were valued at E118 based on the fair value of the placement fees rendered and was a cost of the placement. In 2002, MFC Bank exercised warrants to acquire 23,393 common shares. This resulted in a decrease of E40 due on the revolving term credit facility with MFC Bank. This is a non-cash transaction for purposes of the statement of cash flows.

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

During 2002 and 2001, the Company incurred fees to its Chairman of E275 and E82 for consulting from a company owned by him, and E27 in 2001 from a company owned by the former Chief Financial Officer of the Company. Accounts payable at December 31, 2002 and 2001, includes E23 and E14 of these fees, respectively.

Note 6. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                         2002                2001                 2000
                                                   ---------------      ----------------     ---------------

U.S. Federal statutory rates on loss from
    operations                                     E        (1,231)     E        (5,338)     E          (446)

Nondeductible fee paid in warrants and common
    stock                                                       21                4,781                  275

Effect of U.S. tax on French losses                            378                  550                    -

Change in valuation allowance                                  890                   (6)                 172

Other                                                          (58)                  13                    -
                                                   ---------------      ---------------      ---------------

Income tax expense                                 E             -      E             -      E             1
                                                   ===============      ===============      ===============

Deferred tax asset is composed of the following:

                                                                              2002                 2001
                                                                        ---------------      ---------------

Difference in book and tax basis of amounts payable to shareholder      E            82      E            82

Net operating loss carryforward                                                   1,063                  173
                                                                        ---------------      ---------------

                                                                                  1,145                  255
Less valuation allowance for deferred tax asset                                  (1,145)                (255)
                                                                        ---------------      ---------------

Net deferred tax asset                                                  E             -      E             -
                                                                        ===============      ===============

The Company's provision for income taxes was derived from U.S. and French operations. The Company had no net operating loss carryforwards as of December 31, 2002, in France and E3,128 in the United States which expire beginning in year 2021.

Note 7. Stock Option Plans

1994 Amended Stock Option Plan

The Company's 1994 stock option plan provided for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares         Exercise Price
                                                                    -----------------        ----------------
Outstanding and exercisable at December 31, 2001 and 2000                    73,750    U.S.  $          .82
                                                                                             ==============

Exercised in 2002                                                           (10,000)
                                                                    ---------------
Outstanding and exercisable at December 31, 2002                             63,750    U.S.  $          .83
                                                                    ===============          ==============
Reserved for future grants at December 31, 2002                                   -
                                                                    ===============

1995 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on August 15, 1996 which provided for the issuance of up to 150,000 shares of the Company's common stock to key employees. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares         Exercise Price
                                                                    -----------------        ----------------

Outstanding and exercisable at December 31, 2002, 2001 and 2000             100,000    U.S.  $          .75
                                                                    ===============          ==============

Reserved for future grants at December 31, 2002                                   -
                                                                    ===============

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. The weighted average fair value of these options at the grant dates were E.62 and E2.24 per option in 2002 and 2001, respectively. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares         Exercise Price
                                                                    -----------------        ----------------

Granted in 2001                                                             100,000   U.S.   $         2.86
                                                                    ---------------

Outstanding and exercisable at December 31, 2001                            100,000   U.S.   $         2.86
                                                                                             ==============

Granted in 2002                                                             117,500   U.S.   $          .99
                                                                    ---------------

Outstanding and exercisable at December 31, 2002                            217,500   U.S.   $         1.83
                                                                    ===============          ==============

Reserved for future grants at December 31, 2002                           4,782,500
                                                                    ===============

Almost all options have an expiration date ten and a half years after issuance.

The fair value of each option granted was estimated for proforma purposes on the grant date using the Black-Scholes Model (use of this Model for proforma purposes is not intended to indicate the value of the Company as a whole). The assumptions used in calculating fair value are as follows:

                                                                       2002                        2001
                                                              ------------------------    -----------------------
Risk-free interest rate                                                4.75%                       4.5%
Expected life of the options                                          7 years                    8 years
Expected volatility                                              71.10% - 243.12%            63.91% - 160.97%
Expected dividend yield                                                 0%                          0%

Note 8. Commitments and Contingencies

The Company leases property under noncancelable operating leases through January 2006. Future minimum lease payments under noncancelable operating leases are as follows:


2003                                                E          7
2004                                                           7
2005                                                           7
2006                                                           1
                                                    ------------

                                                    E         22
                                                    =============

Total rent expense per year was E30 for 2002 and E7 for 2001 and 2000.

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

Date: March 27, 2003                     MYMETICS CORPORATION

                                         By: /s/ MICHAEL K. ALLIO
                                             ----------------------------------
                                                 Michael K. Allio
                                                 Interim Chief Executive Officer
                                                 and Director
                                                 (Principal Executive Officer)

                                         By: /s/ JOHN M. MUSACCHIO
                                            ------------------------------------
                                                  John M. Musacchio
                                                  Chief Financial Officer,
                                                  Secretary and Director
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:              /s/ JOHN M. MUSACCHIO                                          March 27, 2003
   ----------------------------------------------
         John M. Musacchio
         Chief Financial Officer,
         Secretary and Director

Pierre-Francois Serres
Chief Scientific Officer and
Director

By:              /s/ JOHN M. MUSACCHIO                                          March 27, 2003
   ----------------------------------------------
         Signing on behalf of
         Pierre-Francois Serres pursuant
         to a Power of Attorney

Robert Demers
Director

By:              /s/ JOHN M. MUSACCHIO                                          March 27, 2003
   ----------------------------------------------
         Signing on behalf of
         Robert Demers pursuant
         to a Power of Attorney

Michael K. Allio
Chairman, Interim Chief Executive Officer and Director


By:              /s/ JOHN M. MUSACCHIO                                          March 27, 2003
   ----------------------------------------------
         Signing on behalf of
         Michael K. Allio pursuant
         to a Power of Attorney

INTERIM CHIEF EXECUTIVE OFFICER
I, Michael K. Allio, certify that:

     1. I have reviewed this annual report on Form 10-K of Mymetics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Michael K. Allio
                                               -----------------------------

Date: March 27, 2003                       By:
                                               Interim Chief Executive Officer

CHIEF FINANCIAL OFFICER
I, John M. Musacchio, certify that:

     1. I have reviewed this annual report on Form 10-K of Mymetics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                     /s/ John M. Musacchio
                                     ----------------------------

Date: March 27, 2003              By:
                                     Chief Financial Officer
                                     Principal financial and chief
                                        accounting officer

                                  EXHIBIT INDEX

     EXHIBIT
      NUMBER                       DESCRIPTION
      ------                       -----------
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

        2.3     Purchase Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd. (2)

        2.4     Amendment to the Agreement dated October 17, 1998 between the Corporation and the majority stockholders of Nazca Holdings Ltd. (3)

        2.5     Revised Purchase Agreement dated July 28, 1999 between the Corporation and the majority stockholders of Nazca Holdings Ltd. (4)

        2.6     Share Exchange Agreement dated July 30, 2002 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

        3(i)    Articles of Incorporation of the Corporation (as amended through May 10, 2002)
                (6)

        3(ii)   Bylaws (7)

        4       Form of Specimen Stock Certificate (8)

        9       Voting and Exchange Trust Agreement dated March 28, 2001, among the
                Corporation, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

        10.1    Services Agreement dated May 31, 2001, between the Corporation and MFC Merchant
                Bank, S.A.(7)

        10.2    Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the
                Corporation (7)

        10.3    Indemnification Agreement dated March 28, 2001, between the Corporation and MFC
                Bancorp Ltd. (7)

        10.4    Agreement dated for reference May 15, 2000, between the Corporation and Maarten
                Reidel (7)

        10.5    Preferred Stock Redemption and Conversion Agreement dated for reference
                December 21, 2000, between the Corporation and Sutton Park International Ltd.
                (10)

        10.6    Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Corporation and Med Net International Ltd. (11)

        10.7    Preferred Stock Conversion Agreement dated December 21, 2000, between the
                Corporation and Dresden Papier GmbH (11)

        10.8    Assignment Agreement dated December 29, 2000, among the Corporation, Mymetics
                S.A. and MFC Merchant Bank S.A. (1)

        10.9    Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A.
                and the Corporation (1)

        10.10   Amended Credit Facility Agreement dated for reference August 13, 2001, between
                MFC Merchant Bank, S.A. and the Corporation

        10.11   Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Corporation

        10.12   Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Corporation

        10.13   Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC
                Merchant Bank S.A.

        10.14   Shareholder Agreement dated March 28, 2001, among the Corporation, the Holders of Class B Exchangeable Preferential Non-Voting Shares of 6543 Luxembourg S.A.
                signatory thereto and 6543 Luxembourg S.A.(8)

        10.15   Support Agreement dated March 28, 2001, between the Corporation and 6543
                Luxembourg S.A. (8)

        10.16   1995 Qualified Incentive Stock Option Plan (12)

        10.17   Amended 1994 Stock Option Plan (13)

        10.18   2001 ICHOR Corporation Stock Option Plan (7)

        10.19   Employment Agreement dated March 18, 2002, between the Corporation and Peter P.
                McCann (14)

        10.20   Consulting Agreement dated August 31, 2001, between the Corporation and Michael
                K. Allio (8)

        10.21   Amendment to Consulting Agreement dated August 21, 2002, between the
                Corporation and Michael K. Allio

        10.22   Employment Agreement dated March 18, 2002, between the Corporation and Dr.
                Joseph D. Mosca (15)

        10.23   Separation Agreement and Release dated January 31, 2003, between the
                Corporation and Peter P. McCann

        10.24   Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Robert Demers (8)

        10.25   Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Michael K. Allio (8)

        10.26   Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and John M. Musacchio (8)

        10.27   Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Patrice Pactol (8)

        10.28   Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Pierre-Francois Serres (8)

        10.29   Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Pierre-Francois Serres

        10.30   Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Patrice Pactol

        10.31   Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Robert Demers

        10.32   Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and John M. Musacchio

        10.33   Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Michael K. Allio

        10.34   Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Corporation and Michael K. Allio

        10.35   Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Corporation and Peter P. McCann

        10.36   Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Peter P. McCann

        10.37   Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Corporation and Peter P. McCann

        10.38   Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics
                Deutschland GmbH, the Corporation and MFC Merchant Bank S.A.

        11      Statement Regarding Calculation of Per Share Earnings.

        21      List of Subsidiaries

        24.1    Power of Attorney for Pierre-Francois Serres

        24.2    Power of Attorney for Robert Demers

        24.3    Power of Attorney for Michael K. Allio

        99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------

(1) Incorporated by reference to the Corporation's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2) Incorporated by reference to the Corporation's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3) Incorporated by reference to the Corporation's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4) Incorporated by reference to the Corporation's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5) Incorporated by reference to the Corporation's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8) Incorporated by reference to the Corporations Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9) Incorporated by reference to the Corporation's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10) Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12) Incorporate by reference to the Corporation's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13) Incorporated by reference to the Corporation's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2001, and filed with the Securities and Exchange Commission on March 14, 2001.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.