Form 10-K/A
period 2002-12-31
MYMETICS CORP
filed 2003-04-30
CIK 927761

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-K/A

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

  As of April 25, 2003, there were 50,944,505 shares of the Registrant's Common Stock outstanding (of which 16,393,316 shares are Exchangeable Preferred Shares of the Registrant's subsidiary, 6543 Luxembourg S.A., which Exchangeable Preferred Shares are directly convertible into the Registrant's Common Stock).


                       DOCUMENTS INCORPORATED BY REFERENCE

  None.

                                EXPLANATORY NOTE

  This Form 10-K/A has been prepared in order to amend Part III of the Mymetics Corporation Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2003. We intended to incorporate the information required in Part III of the Form 10-K from our definitive proxy statement, which we expected to be filed with the SEC within 120 days after the end of our 2002 fiscal year. We are filing this Form 10-K/A to provide the information required by Part III (Items 10, 11, 12 and 13) of the Form 10-K, since our definitive proxy statement will not be filed within 120 days after the end of our 2002 fiscal year.


                                TABLE OF CONTENTS

                                                                                            PAGE

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................  2

ITEM 11.          EXECUTIVE COMPENSATION ...............................................  3

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT........................................................  6

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................  8

SIGNATURES..............................................................................  9


  Unless the context indicates otherwise, the terms "we," "us," "our," the "Company," or "Mymetics" refer to Mymetics Corporation, a Delaware corporation.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

  The number of directors of the Company is established at six. The number of directors was, in accordance with our bylaws, increased from five to six directors by our board of directors (the "Board") at a meeting on February 7, 2002.

  Our six person board is divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at our 2004 annual meeting of stockholders, the term of the Class II directors will expire at our 2005 annual meeting of stockholders, and the term of the Class III directors will expire at our 2003 annual meeting of stockholders. A plurality of the votes of the shares of our common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors.

  There currently are two vacancies on the Board caused by the resignation of Peter P. McCann, Ph.D., who was a Class III director whose term would have expired at our 2003 annual meeting of stockholders, and Patrice Pactol, who was a Class II director, whose term would have expired at our 2005 annual meeting of stockholders. We do not currently intend to fill the vacancies caused by the resignation of Dr. McCann and Mr. Pactol and such positions will be reserved for potential candidates related to the securing of a strategic partner.

  The following table sets forth information regarding each of our directors and executive officers.

                                                                                          EXPIRATION OF TERM
NAME                          CURRENT POSITION WITH THE COMPANY                    AGE      AS A DIRECTOR
----                          ---------------------------------                    ---     ---------------

Pierre-Francois Serres        Chief Scientific Officer and Director                53     2003 (Class III)
                              (appointed March 28, 2001)

John M. Musacchio             Chief Operating Officer, Chief Financial             55     2005 (Class II)
                              Officer, Secretary and Director (appointed May
                              16, 2001)

Robert Demers                 Director (elected July 19, 2001)                     65     2004 (Class I)

Michael K. Allio              Director (elected July 19, 2001) and Interim         39     2004 (Class I)
                              Chief Executive Officer


    Dr. Pierre-Francois Serres became our Chief Scientific Officer on February 7, 2002 and has been a Director since March 28, 2001. On April 22, 2003 we notified Dr. Serres that he would be terminated for "cause" (as defined in the employment agreement between Dr. Serres and the Company). Pursuant to the employment agreement, Dr. Serres has a 10-day period (until May 2, 2003) to cure his breaches under the employment agreement. If Dr. Serres fails to cure such breaches, he will be terminated effective May 2, 2003. Dr. Serres previously served as the Company's Chief Executive Officer and President and was the founder, Chief Executive Officer and President of our subsidiary, Mymetics S.A. (formerly, Hippocampe S.A.), a French human and veterinary research and development company. He is also the founder and co-manager of Scericia S.C.E.R, which performs studies and research in clinical immunology. Prior to that he worked as a scientific manager at Indicia Diagnostics S.A.

    John M. Musacchio has been our Chief Operating Officer, Chief Financial Officer and a Director since May 16, 2001, and our Secretary since May 26, 2001. Mr. Musacchio is currently a Vice President of MFC Bancorp Ltd., an independent financial services group. He has 25 years of industrial and professional service business operating experience on an international scale, having held positions as principal, director and officer in both private and publicly traded companies. His management experience includes the segments of operations, marketing, corporate development and planning.

    Robert Demers is an officer of a securities firm with 40 years of experience. Mr. Demers is the founder and Chairman of the Demers Counseil Inc., a member of the Montreal Exchange. Prior to that, he served as the President of Maison Placements Canada Inc., an institutional research firm. He has served as the Chairman of the Quebec Securities Commission and as President and Governor of the Montreal Stock Exchange. He is currently serving as Director of several public and private companies.

    Michael K. Allio is an independent business consultant concentrating on advising his clients on strategic, business development and process improvement projects. He was previously the Vice President and Principal of TracRac Incorporated, a design and fabrication company. Prior to that, he was the Vice President and Senior Consultant of Robert J. Allio & Associates, Inc., a management consulting firm, and Manager of Creative Promotions for Revlon Incorporated. Mr. Allio became our Interim Chief Executive Officer on January 31, 2003 and is expected to continue as our chief executive officer until a replacement chief executive officer is obtained.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2002, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: the Company, on behalf of Mr. Allio, Mr. Demers, Dr. McCann, Mr. Musacchio, Mr. Pactol and Dr. Serres individually, did not timely report grants of stock options such persons received in 2002. The Company, on behalf of such individuals, has now reported or will promptly report on From 4s these option grants.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth for the last three fiscal years information on the annual compensation earned by Dr. Peter P. McCann, who served as our President and Chief Executive Officer from February 7, 2002 until January 31, 2003, and Dr. Pierre-Francois Serres, who served as our President and Chief Executive Officer from March 28, 2001 until February 7, 2002. No named executive officer, other than Dr. McCann, received aggregate annual consideration (salary and bonus) from the Company in excess of $100,000 during the fiscal year ended December 31, 2002.

                                                     Annual Compensation                    Long Term Compensation

                                                                                          Awards            Payouts

                                                                                        Securities            All
                                                                                        Underlying           Other
         Name and Principal Position        Year          Salary          Bonus        Options/SARs      Compensation
         ---------------------------        ----          ------          -----        ------------      ------------

        Peter P. McCann, Ph.D.(1)           2002        $ 144,667           --            11,250               --
                                            2001            --              --              --                 --
                                            2000            --              --              --                 --

        Pierre-Francois Serres(2)           2002      (euro) 91,464         --            1,250                --
                                            2001   (euro) 86,181(3)         --            10,000        (euro) 1,630(4)
                                            2000    (euro) 73,176(3)        --              --                 --

----------

(1) Dr. McCann was our President and Chief Executive Officer from February 7, 2002 to January 31, 2003.

(2) Dr. Serres was our President and Chief Executive Officer from March 28, 2001 until February 7, 2002.

(3) This represents amounts paid to Dr. Serres by our subsidiary, Mymetics S.A., prior to our acquisition of Mymetics S.A.

(4) Mr. Serres received (euro)1,630 for his participation on the Board of Directors of our subsidiary, Mymetics S.A., prior to our acquisition of Mymetics S.A.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table summarizes the stock options granted to Dr. McCann and Dr. Serres during the fiscal year ended December 31, 2002, including the potential realizable value over the 10 1/2-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The potential realized value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. Potential realizable value is based upon a fair market value of $3.50 for our common stock on the grant date of the options, which fair market value is equal to the closing price of our common stock on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The actual value realized may be greater or less than the potential realizable value set forth in the table.

                                                Individual Grants                                         Potential Realizable Value
                                                                                                          At Assumed Annual Rates of
                                                                                                           Stock Price Appreciation
                                                                                                               for Option Term
                                                          Percent of Total
                                         Securities       Options Granted
                                         Underlying       to Employees in      Exercise      Expiration
                     Name             Options Granted     Fiscal Year (1)       Price           Date          5% ($)       10% ($)
                     ----             ---------------     ---------------       -----           ----          ------       -------

              Dr. Peter P. McCann           10,000             8.51%            $3.50         12/19/12       $23,437       $60,320
                                            1,250              1.06%            $3.50         1/22/13         $2,930        $7,540

          Dr. Pierre-Francois Serres        1,250              1.06%            $3.50         1/22/13         $2,930        $7,540

----------

(1) We issued options to purchase an aggregate of 117,500 shares of our common stock during our 2002 fiscal year, including options to purchase 100,000 shares of common stock to our Interim Chief Executive Officer, Michael K. Allio.

COMPENSATION OF DIRECTORS

    Employee directors are not compensated for their role as directors. Our outside directors receive an annual fee of $7,500, a fee of $750 for each meeting they attend and a fee of $250 for each committee meeting they attend. All directors receive reimbursement for their actual expenses incurred in attending such meetings.

    In addition, pursuant to our 2001 Stock Option Plan, all directors are entitled to receive stock options pursuant to the terms and provisions of such plan. Our practice has been to grant each director (i) 10,000 stock options upon initial election as a director and (ii) 1,250 additional stock options for each subsequent year of service after the initial year. During the fiscal year ended December 31, 2002, 117,500 stock options were granted to directors under our 2001 Stock Option Plan. Of these 100,000 stock options, 100,000 were granted to Michael Allio pursuant to a consulting arrangement described below.

CONSULTING AGREEMENT WITH MICHAEL ALLIO

    In August, 2001, we entered into a Consulting Agreement with Michael Allio, one of our Directors. Pursuant to this agreement, which was amended by the First Amendment to Consulting Agreement dated August 21, 2002, and the Second Amendment to Consulting Agreement dated April 14, 2003, Mr. Allio agreed to provide us with strategic management consulting services. Mr. Allio's engagement under this agreement includes, without limitation, developing the scope of the business, establishing a European-North American operations team, directing and coordinating initial corporate identity and branding efforts, and crafting a coherent business plan. Furthermore, Mr. Allio's services include assisting the Company in establishing a viable U.S. identity and exploring strategic partnerships in the U.S., Europe and possible elsewhere. In consideration for those services, Mr. Allio currently receives $25,000 per month, plus reimbursement of reasonable business expenses. Pursuant to the Consulting Agreement, as amended, Mr. Allio was granted options to purchase (i) 50,000 shares of our common stock at an exercise price of $2.50 per share (granted as of August 31, 2001), (ii) 100,000 shares of our common stock at an exercise price of $0.55 per share (granted as of August 21, 2002), and (iii) 100,000 shares of our common stock at an exercise price of $0.17 per share (granted as of April 14, 2003), all of which are currently vested. The Consulting Agreement may be terminated by either party on 15 days' prior written notice.

SERVICES AGREEMENT WITH MFC MERCHANT BANK, S.A.

    In May 2001, we entered into a Services Agreement with MFC Merchant Bank, S.A. ("MFC Bank"), which previously beneficially owned more than 5% of our outstanding common stock. Pursuant to the Services Agreement, MFC Bank agreed to provide us with the services of Mr. Musacchio, our Secretary, Chief Operating Officer, Chief Financial Officer and a Director. In consideration for such services, we agreed to pay MFC Bank (euro)5,000 per month.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 2002

    Neither Dr. McCann nor Dr. Serres, our only named executive officers, exercised any stock options during 2002. The following table provides information concerning the number and value of unexercised options held by Dr. McCann and Dr. Serres at December 31, 2002.

          Name           Shares        Value          Number of Securities                    Value of
                        Acquired      Realized   Underlying Unexercised Options              Unexercised
                       on Exercise                    at December 31, 2002             In-the-Money Options at
                                                                                        December 31, 2002(3)

                                                  Exercisable    Unexercisable     Exercisable      Unexercisable

    Dr. Peter P.           - -          - -        11,250(1)          - -             - -(4)           - -(4)
    McCann

    Dr. Pierre-            - -          - -        10,000(2)          - -             - -(4)           - -(4)
    Francois
    Serres
                           - -          - -        1,250(1)           - -             - -(4)           - -(4)

----------

(1) These options are fully vested and exercisable at $3.50 per share.

(2) These options are fully vested and exercisable at $3.15 per share.

(3) The value of unexercised in-the-money options held at December 31, 2002 represents the total gain which an option holder would realize if he or she exercised all of the in-the-money options held at December 31, 2002, and is determined by multiplying the number of shares of common stock underlying the options by the difference between an assumed fair market value per share and the per share option exercise price. An option is in-the-money if the exercise price per share of the option is below the assumed fair market value per share.

(4) The fair market value of the stock underlying these options was $0.09 per share on December 31, 2002, based on the closing market price of our common stock on such date. The exercise price of these options exceeds the fair market value on December 31, 2002. Accordingly, these options were not in-the-money on December 31, 2002.

EMPLOYMENT AGREEMENTS

    On May 3, 2001, we entered into an employment agreement with Dr. Serres pursuant to which he received a monthly salary of (euro) 7,622 and normal benefits. In addition, Dr. Serres was permitted to participate in our 2001 Stock Option Plan, as well as receive discretionary bonuses as approved by the Board. On April 22, 2003, we notified Dr. Serres that he would be terminated for "cause" (as defined in the agreement). The employment agreement provides Dr. Serres with a 10-day period to cure his breaches under the employment agreement. This cure period expires on May 2, 2003, at which point, if Dr. Serres is unable to cure his breaches, his employment with us will terminate.

    On March 18, 2002, we entered into an employment agreement with Dr. McCann, pursuant to which he received an annual salary of one hundred seventy thousand U.S. Dollars ($170,000) and normal benefits. In addition, Dr. McCann was permitted to participate in our 2001 Stock Option Plan, as well as receive discretionary bonuses as approved by the Board. Effective January 31, 2003, Dr. McCann resigned from our Board and as our Chief Executive Officer and President. In connection with Dr. McCann's resignation, we granted him options to purchase 75,000 shares of our common stock at an exercise price of $0.14 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    All executive officer compensation decisions are made by the Compensation Committee of the Board. The Compensation Committee reviews and recommends the compensation arrangements for officers and other senior level employees, and takes such other action as may be required in connection with the Company's compensation and incentive plans. During 2002, the members of the Compensation Committee were Mr. Allio, Mr. Demers and Dr. McCann. For part of 2002, Dr. McCann served as our chief executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information about the beneficial ownership of our common stock as of April 25, 2003, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to us to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

    There were 50,944,505 shares of our common stock outstanding on April 25, 2003. This assumes the conversion of all 16,393,316 outstanding Exchangeable Preferred Shares of our subsidiary, 6543 Luxembourg S.A., which are convertible into shares of our common stock and ownership of which is deemed to constitute beneficial ownership of the underlying shares of common stock. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

    In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 25, 2003, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

               NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF
                BENEFICIAL OWNER                 TITLE OF CLASS        BENEFICIAL OWNERSHIP            PERCENT OF CLASS
                ----------------                 --------------        --------------------            ----------------

    Martine Reindle                                     Common                8,519,874(2)                   16.72%
    CP 18
    CH - 1295 Mies, Switzerland

    Ernst Lubke                                         Common                4,376,638(2)                    8.59%
    Route du Muids
    CH - 1273 Arzier, Switzerland

    Peter P. McCann(1)                                  Common                   86,250(3)                       *
    Former Chief Executive Officer, President
    and Director

    Pierre-Francois Serres(1)                           Common               11,145,617(4)                   21.87%
    Chief Scientific Officer and Director

    John M. Musacchio(1)                                Common                  132,200(5)                       *
    Chief Operating Officer, Chief
    Financial Officer, Secretary and
    Director

    Robert Demers(1)                                    Common                   11,250(6)                       *
    Director

    Michael K. Allio(1)                                 Common                  261,250(7)                       *
    Director

    All current executive officers and                  Common               11,549,417                      22.49%
    directors as a group (4 persons)

----------

* Denotes less than one percent.

(1) Address is c/o Mymetics Corporation, 150 Chestnut Street, Providence, Rhode Island 02903.

(2) Includes 297,221 shares of our common stock owned by Aralis Participations S.A. Martine Reindle is the Chairperson, a substantial equity holder and a member of the Board of Directors of Aralis Participations S.A. Ernest Lubke is an officer, a substantial equity holder and a member of the Board of Directors of Aralis Participations S.A. Accordingly, Ms. Reindle and Mr. Lubke may be deemed to have or share voting and/or investment power over the shares of our common stock owned by Aralis Participations S.A. We have not been informed of any changes in this structure.

(3) Includes 86,250 shares of common stock that Dr. McCann presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

(4) Includes 11,250 shares of common stock which Dr. Serres presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

(5) Includes 120,000 shares of common stock which Mr. Musacchio presently has the right to acquire pursuant to vested stock options granted under our 1994 Stock Option Plan, and 11,250 shares of our common stock that Mr. Musacchio presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

(6) Includes 11,250 shares of common stock which Mr. Demers presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

(7) Includes 261,250 shares of common stock which Mr. Allio presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    During 2002, there were no transactions (or series of similar transactions), and there are currently no proposed transactions (or series of similar transactions), to which we were, are or will be a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest, other than the transactions described below.

    We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

CREDIT FACILITY WITH MFC MERCHANT BANK S.A.

    MFC Merchant Bank S.A. has in the past beneficially owned in excess of 5% of the outstanding shares of our common stock. MFC Merchant Bank S.A. is a wholly-owned subsidiary of MFC Bancorp Ltd. Mr. Musacchio, our chief operating officer, chief financial officer, secretary and a member of our board of directors, is currently a vice president with MFC Bancorp.

COMPENSATION AND SERVICES AGREEMENTS

    In May 2001, we entered into a services agreement with MFC Merchant Bank S.A. pursuant to which MFC Merchant Bank S.A. agreed to provide us with the services of Mr. Musacchio, our Chief Operating Officer, Chief Financial Officer, Secretary and a member of our board of directors. The terms of this services agreement are described in more detail under "Services Agreement with MFC Merchant Bank S.A."

    We have entered into compensation arrangements with certain of our directors. The terms of these arrangements are described in more detail under "Compensation of Directors."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003                     MYMETICS CORPORATION

                                         By: /s/ Michael K. Allio
                                            ------------------------------------
                                             Michael K. Allio
                                             Chairman, Interim Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)

                                         By: /s/ John M. Musacchio
                                            ------------------------------------
                                             John M. Musacchio
                                             Chief Financial Officer,
                                             Secretary and Director
                                             (Principal Financial and
                                             Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ John M. Musacchio                             April 30, 2003
   -----------------------------------
         John M. Musacchio
         Chief Financial Officer,
         Secretary and Director


By:      /s/ Robert Demers                                 April 30, 2003
   -----------------------------------
         Robert Demers
         Director


By:      /s/ Michael K. Allio                              April 30, 2003
   -----------------------------------
         Michael K. Allio
         Chairman, Interim Chief Executive Officer
         and Director

INTERIM CHIEF EXECUTIVE OFFICER

I, Michael K. Allio, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Mymetics
    Corporation;

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




Date: April 30, 2003                     By:  /s/ Michael K. Allio
                                              ----------------------------------
                                              Michael K. Allio
                                              Interim Chief Executive Officer

CHIEF FINANCIAL OFFICER

I, John M. Musacchio, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Mymetics
    Corporation;

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

Date: April 30, 2003                     By:  /s/ John M. Musacchio
                                              ----------------------------------
                                              John M. Musacchio
                                              Chief Financial Officer