Form 10-Q
period 2003-03-31
MYMETICS CORP
filed 2003-05-15
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                  401-861-7604
              (Registrant's telephone number, including area code)

                          706 Giddings Avenue, Suite 1C
                         Annapolis, Maryland 21401-1472
                 (Former address, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding at May 12, 2003
         -----                                 ---------------------------

         Common Stock, $0.01                   50,944,505 (1)
         par value

(1) This number assumes the conversion of 16,393,316 shares of Class B Exchangeable Preferential Non-Voting Stock of our subsidiary, 6543 Luxembourg S.A., into 16,393,316 shares of our common stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                      MARCH 31, 2003     DECEMBER 31, 2002
                                                      --------------     -----------------
        ASSETS

Current Assets
        Cash                                           E         91        E         183
        Receivables                                              51                   59
        Prepaid expenses                                         28                   36
                                                         ----------         ------------
                       Total current assets                     170                  278

Patents and Other                                               182                  199
                                                         ----------         ------------
                                                       E        352        E         477
                                                         ==========         ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                               E        447        E         452
        Taxes and social costs payable                          124                  119
        Note payable                                          2,500                1,989
        Other                                                    20                   24
                                                         ----------         ------------
                       Total current liabilities              3,091                2,584

Payable to shareholders                                         242                  242

Shareholders' Equity
        Common stock                                            579                  579
        Paid-in capital                                      17,888               17,888
        Deficit accumulated during the development stage    (21,703)             (21,013)
        Cumulative translation adjustment                       255                  197
                                                         ----------         ------------
                                                             (2,981)               2,349
                                                         ----------          ------------
                                                       E        352        E         477
                                                         ==========         ============

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


                                            FOR THREE         FOR THREE      TOTAL ACCUMULATED
                                           MONTHS ENDED      MONTHS ENDED       DURING THE
                                          MARCH 31, 2003    MARCH 31, 2002   DEVELOPMENT STAGE
                                          --------------    --------------   -----------------
Revenue
       Sales                                E        -        E        -      E         224
       Interest                                      -                 5                 34
                                              --------          --------        -----------
                                                     -                 5                258
                                              --------          --------        -----------

Expenses
       Research and development                    390               232              3,112
       General and administrative                  246               250              3,154
       Bank fee                                      -                 -             14,932
       Interest                                     37                 9                192
       Goodwill Impairment                           -                 -                209
       Amortization                                 17                 1                275
       Other                                         -                69                 81
                                              --------          --------        -----------
                                                   690               561             21,955
                                              --------          --------        -----------

Loss before income tax provision                  (690)             (556)           (21,697)

Income tax provision                                 -                 -                  6
                                              --------          --------        -----------
Net loss                                          (690)             (556)           (21,703)

Other comprehensive income
       Foreign currency translation
         Adjustment                                  58               17                255
                                              --------          --------        -----------
Comprehensive loss                          E     (632)       E     (539)     E     (21,448)
                                              ========          ========        ===========


Basic and diluted loss per share            E    (0.01)       E    (0.01)     E       (0.60)
                                              ========          ========        ===========

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                                                       TOTAL
                                                             FOR THREE           FOR THREE          ACCUMULATED
                                                            MONTHS ENDED        MONTHS ENDED         DURING THE
                                                           MARCH 31, 2003      MARCH 31, 2002    DEVELOPMENT STAGE
                                                           --------------      --------------    -----------------
Cash flow from operating activities
Net Loss                                                    E     (690)          E     (556)        E   (21,703)
Adjustments to reconcile net loss to
        net cash provided by (used in) operating
           activities
                  Amortization                                       17                   1                 275
                  Goodwill impairment                                 -                   -                 209
                  Fees paid in warrants                               -                   -              14,126
                  Fee paid in common stock                            -                   -                 806
                  Changes in current assets and
                  liabilities, net of effects from
                  reverse purchase
                     Decrease (increase) in receivables               8                 (40)                (13)
                     Increase (decrease) in
                  accounts payable                                  (5)                 152                 149
                     Increase in taxes and social
                     costs payable                                    5                   2                 124
                     Other                                            4                 (25)                 40

                                                              ----------          ----------           --------
Net cash used in operating activities                             (661)                (466)             (5,987)
                                                              ----------          ----------           --------

Cash flows from investing activities
        Patents and other                                             -                 (55)               (337)
        Short-term investments                                        -                 278                   -
        Cash acquired in reverse purchase                             -                   -                  13

                                                              ----------          ----------           --------
Net cash provided by (used in) investing activities                   -                 223                (324)
                                                              ----------          ----------           --------


Cash flows from financing activities
        Proceeds from issuance of common stock                        -                   8               2,851
        Borrowing from shareholders                                   -                   -                 242
        Increase in note payable and other
           short-term advances                                      511                   4               3,184
        Loan fees                                                     -                   -                (130)
                                                              ----------          ----------           --------
Net cash provided by financing activities                           511                  12               6,147

Effect of foreign exchange rate on cash                              58                  17                 255
                                                              ----------          ----------           --------
Net change in cash                                                  (92)               (214)                 91

Cash, beginning of period                                           183                 888                   -
                                                              ----------          ----------           --------
Cash, end of period                                         E        91         E       674          E       91
                                                              ==========          ==========           ========


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended March 31, 2003, were of a normal, recurring nature. The amounts presented for the three month period ended March 31, 2003, are not necessarily indicative of the results of operations for a full year.


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

The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the three month periods ended March 31, 2003 and March 31, 2002 were 50,944,505 and 49,262,518, respectively. The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 35,652,582. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the three month period ended March 31, 2003 and 2002 as their effect would be antidilutive.

NOTE 3. STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                 FOR THREE          FOR THREE
                                                                MONTHS ENDED        MONTHS ENDED
                                                               MARCH 31, 2003      MARCH 31, 2002
                                                               --------------      --------------
Loss
     As reported                                                 E    (690)        E    (556)
     Deduct: Total stock-based employee compensation
     expense determined under fair value based methods
     for all awards, net of any related tax effects                    (12)                -
     Pro forma                                                   E    (702)        E    (556)

Basic and Diluted Loss Per Share
     As reported                                                 E   (0.01)        E   (0.01)
     Pro forma                                                   E   (0.01)        E   (0.01)

NOTE 4. REPORTING CURRENCY

Consistent with the location of its activities, beginning January 1, 1999, the Company adopted the euro (E) as its corporate currency. Accordingly, the Company prepared its 2003 and 2002 financial statements in euros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical, but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or continue" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation" disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

In March 2001, we acquired substantially all of the shares of Mymetics S.A. (formerly Hippocampe S.A.) as our primary operating business. Mymetics S.A. is a biotechnology research and development company devoted to fundamental and applied research in the areas of human and veterinary biology and medicine. The Company's primary objective is to develop therapies to treat certain retroviruses including human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Additional applications of our research include potential treatments and/or vaccines for animal AIDS, human and animal oncoviral leukemias, multiple sclerosis and organ transplantation.

Since the acquisition of Mymetics S.A., our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of March 31, 2003, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics S.A. was originally organized in France.

As of March 31, 2003, we have an accumulated deficit of approximately E 21.7 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics S.A. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2003 should be read in conjunction with our consolidated financial statements and related notes included in this report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 was nil compared to E5,000 for the three months ended March 31, 2002.

Costs and expenses increased to E690,000 for the three months ended March 31, 2003 from E561,000 for the three months ended March 31, 2002. Research and development expenses increased to E390,000 in the current period from E232,000 in the comparative period of 2002 as a result of an increase in research activities. General and administrative expenses were E246,000 in the three months ended March 31, 2003 compared to E250,000 in the comparative period of 2002.

We reported a net loss of E690,000, or E0.01 per share, for the three months ended March 31, 2003, compared to E556,000, or E0.01, for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had approximately E91,000 in cash compared to E183,000 in cash at December 31, 2002.

Net cash used in operating activities was E661,000 for the three months ended March 31, 2003, compared to E466,000 for the three months ended March 31, 2002. A decrease in accounts payable used cash of E5,000 for the three months ended March 31, 2003 compared to an increase of the same providing cash of E152,000 for the three months ended March 31, 2002.

Investing activities provided cash of nil for the three months ended March 31, 2003 compared to provided cash of E223,000 for the same period last year. Short term investment provided cash of nil in current period compared to provided cash of E278,000 for the three months ended March 31, 2002.

Financing activities provided cash of E511,000 for the three months ended March 31, 2003 compared to E12,000 in the same period last year. We have a non-revolving term facility in the principal amount of up to E2.8 million, which matures on August 31, 2003. As of March 31, 2003, Mymetics had borrowed an aggregate of E2.5 million pursuant to this non-revolving term facility.

These financial statements have been prepared assuming the Corporation will continue as a going concern. The Corporation has experienced significant losses since inception resulting in a deficit in shareholders' equity of E3.0 million as of March 31, 2003, which raises doubts about the corporations ability to remain as a going concern. Deficits in operating cash flows since inception have been financed through debt and equity finding sources. In order to remain a going concern, the Corporation intends to seek additional capital to continue our research and development, pre-clinical and clinical studies and regulatory activities necessary to bring our potential products to market and to establish production, marketing and sales capabilities. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of our research and development efforts and pre-clinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for our products and other factors beyond our control. The Corporation will seek to raise the required capital from lenders and/or equity or debt issuance and/or potential partnership with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all, to finance its operations. In the event that the Corporation is not able to obtain such additional capital, it would be required to restrict or even halt its operations. If adequate funds are not available, we could be required to delay development or commercialization of our products or technologies that we would otherwise seek to commercialize for ourselves, or reduce the marketing, customer, support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK
Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of March 31, 2003 and 2002 and expected cash flows from these debt obligations:

                              AS AT MARCH 31, 2003
                                 (IN THOUSANDS)

                                                                    EXPECTED FUTURE CASH FLOW
                                                                     YEAR ENDING DECEMBER 31,
                            CARRYING     FAIR        -----------------------------------------------------
                             VALUE       VALUE        2003        2004        2005         2006       2007      THEREAFTER
----------------------------------------------------------------------------------------------------------------------------
Debt obligations            E2,500      E2,500       E2,500      E -         E -          E -        E -          E -
----------------------------------------------------------------------------------------------------------------------------

                              AS AT MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                    EXPECTED FUTURE CASH FLOW
                                                                     YEAR ENDING DECEMBER 31,
                            CARRYING     FAIR        -----------------------------------------------------
                             VALUE       VALUE        2002        2003        2004         2005       2006      THEREAFTER
----------------------------------------------------------------------------------------------------------------------------
Debt obligations            E232        E232         E232        E -         E -          E -        E -          E -
----------------------------------------------------------------------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this report, our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

           EXHIBIT
           NUMBER      DESCRIPTION
           -------     -----------
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


Dated:  May 15, 2003                        MYMETICS CORPORATION

                                            By: /s/ Michael K. Allio
                                                ------------------------------
                                                Interim Chief Executive Officer

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

Date: May 15, 2003                    By: /s/ Michael K. Allio
                                          -------------------------------------
                                          Michael K. Allio
                                          Interim Chief Executive Officer

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


Date: May 15, 2003                     By: /s/ John M. Musacchio
                                           ----------------------------------
                                           John M. Musacchio
                                           Chief Financial Officer