Form 10-Q
period 2003-06-30
MYMETICS CORP
filed 2003-07-30
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
                                                                  ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at July 29, 2003
         -----                                  ----------------------------
         Common Stock, $0.01                    50,944,505 (1)
         par value


(1) This number assumes the conversion of 15,372 shares of Class B Exchangeable Preferential Non-Voting Stock of our subsidiary, 6543 Luxembourg S.A., into 16,393,316 shares of our common stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                   JUNE 30, 2003         DECEMBER 31, 2002
                                                   -------------         -----------------

        ASSETS
Current Assets
        Cash                                       e         81          e          183
        Receivables                                          51                      59
        Prepaid expenses                                     19                      36

                                                     -----------           -------------
                           Total current assets             151                     278

Patents and Other                                           166                     199
                                                     -----------           -------------
                                                   e        317          e          477
                                                     ===========           =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                           e        414          e          452
        Taxes and social costs payable                      118                     119
        Note payable                                      2,865                   1,989
        Other                                                11                      24
                                                     -----------           -------------
                           Total current                  3,408                   2,584
                           liabilities

Payable to shareholders                                     242                     242

Shareholders' Equity
        Common stock                                        579                     579
        Paid-in capital                                  17,888                  17,888
        Deficit accumulated during the                 (22,153)                (21,013)
        development stage
        Cumulative translation adjustment                   353                     197
                                                     -----------           -------------
                                                        (3,333)                 (2,349)
                                                     -----------           -------------
                                                   e        317          e          477
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

                                        FOR THE SIX          FOR THE SIX          TOTAL ACCUMULATED
                                        MONTHS ENDED         MONTHS ENDED            DURING THE
                                       JUNE 30, 2003        JUNE 30, 2002         DEVELOPMENT STAGE
                                       -------------        -------------         -----------------
Revenue
       Sales                         e           -        e            -         e            224
       Interest                                  -                      8                      34

                                       -------------        --------------         ---------------
                                                 -                      8                     258
                                       -------------        --------------         ---------------

Expenses
       Research and development                 516                   384                   3,238
       General and administrative               511                   709                   3,419
       Bank fee                                  -                     -                   14,932
       Interest                                  80                    15                     235
       Goodwill impairment                       -                     -                      209
       Amortization                              33                     3                     291
       Other                                     -                     79                      81
                                       -------------        --------------         ---------------
                                              1,140                 1,190                  22,405
                                       -------------        --------------         ---------------

Loss before income tax provision             (1,140)               (1,182)                (22,147)

Income tax provision                             -                     -                        6

                                       -------------        --------------         ---------------
Net loss                                     (1,140)               (1,182)                (22,153)

Other comprehensive income
       Foreign currency translation
         adjustment                             156                    (7)                    353

                                       -------------        --------------         ---------------
Comprehensive loss                   e         (984)      e        (1,189)       e        (21,800)
                                       =============        ==============         ===============


Basic and diluted loss per share     e        (0.02)       e         (0.02)      e          (0.62)
                                       =============        ==============         ===============


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                             FOR THE THREE         FOR THE THREE         TOTAL ACCUMULATED
                                              MONTHS ENDED         MONTHS ENDED              DURING THE
                                             JUNE 30, 2003         JUNE 30, 2002         DEVELOPMENT STAGE
                                             -------------         -------------         -----------------

Revenue
          Sales                              e         -         e          -           e           224
          Interest                                     -                     3                       34

                                               -----------         ------------           --------------
                                                       -                     3                      258
                                               -----------         ------------           --------------

Expenses
          Research and development                    126                  152                    3,238
          General and administrative                  265                  459                    3,419
          Bank fee                                     -                    -                    14,932
          Interest                                     43                    6                      235
          Goodwill impairment                          -                    -                       209
          Amortization                                 16                    2                      291
          Other                                        -                    10                       81
                                               -----------         ------------           --------------
                                                      450                  629                   22,405
                                               -----------         ------------           --------------

Loss before income tax provision                     (450)                (626)                 (22,147)

Income tax provision                                   -                    -                         6

                                               -----------         ------------           --------------
Net loss                                             (450)                (626)                 (22,153)

Other comprehensive income
          Foreign currency translation
            adjustment                                 98                  (24)                     353

                                               -----------         ------------           --------------
Comprehensive loss                           e       (352)       e        (650)         e       (21,800)
                                               ===========         ============           ==============



Basic and diluted loss per share             e      (0.01)       e       (0.01)         e         (0.62)
                                               ===========         ============           ==============


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                               FOR THE SIX          FOR THE SIX          TOTAL ACCUMULATED
                                               MONTHS ENDED         MONTHS ENDED            DURING THE
                                              JUNE 30, 2003        JUNE 30, 2002         DEVELOPMENT STAGE
                                              -------------        -------------         -----------------
Cash flow from operating activities
Net Loss                                      e     (1,140)       e       (1,182)         e      (22,153)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                        33                     3                     291
    Goodwill impairment                                 -                     -                      209
    Fees paid in warrants                               -                     -                   14,126
    Fee paid in common stock                            -                     -                      806
    Changes in current assets and
    liabilities, net of
    effects from reverse purchase
    Decrease(increase) in receivable                     8                   (39)                    (13)
    Increase(decrease) in accounts payable             (38)                  (63)                    116
    Increase(decrease) in taxes and                     (1)                   30                     118
    social costs payable
    Other                                                4                     9                      40

                                                -----------         -------------           -------------
                                                    (1,134)               (1,242)                 (6,460)
                                                -----------         -------------           -------------

Cash flows from investing activities
  Patents and other                                     -                    (68)                   (337)
  Short-term investments                                -                    334                      -
  Cash acquired in reverse purchase                     -                     -                       13

                                                -----------         -------------           -------------
                                                        -                    266                    (324)
                                                -----------         -------------           -------------

Cash flows from financing activities
  Proceeds from issuance of common stock                -                      8                   2,851
  Borrowing from shareholders                                                                        242
  Increase in note payable and other
  short-term advances                                  876                   209                   3,549
  Loan fees                                             -                     -                    (130)

                                                -----------         -------------           -------------
                                                       876                   217                   6,512
                                                -----------         -------------           -------------

Effect on foreign exchange rate on cash                156                    (7)                    353

                                                -----------         -------------           -------------
Net change in cash                                    (102)                 (766)                     81

Cash, beginning of peiord                              183                   888                      -

                                                -----------         -------------           -------------
Cash, end of period                           e         81        e          122          e           81
                                                ===========         =============           =============


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and six month periods ended March 31, 2003 and June 30, 2003, respectively, were of a normal and recurring nature. The amounts presented for the three and six month periods ended March 31, 2003 and June 30, 2003, are not necessarily indicative of the results of operations for a full year.


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

The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the three month periods ended June 30, 2003 and June 30, 2002 were 50,944,505 and 49,271,962, respectively. The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the six month periods ended June 30, 2003 and June 30, 2002 were 50,944,505 and 49,267,266, respectively. The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 35,942,250. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002 as their effect would be antidilutive.

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

                                                                           For the six     For the six
                                                                           months ended    months ended
                                                                             June 30,        June 30,

                                                                               2003           2002
                                                                              ------         ------
Net Loss
         As reported                                                       E    (1,140)   E   (1,182)
         Deduct:  Total stock-based employee compensation
         Expense determined under fair value based methods for
         all awards, net of any related tax effects                                (26)             -
                                                                            ------------   -----------

         Pro forma                                                         E    (1,166)   E   (1,182)
                                                                            ===========    ==========

Basic and Diluted Loss Per Share
         As reported                                                       E     (0.02)   E    (0.02)
         Pro form                                                          E     (0.02)   E    (0.02)


NOTE 4.  REPORTING CURRENCY


Consistent with the location of its activities, beginning January 1, 1999, the Company adopted the euro (E) as its corporate currency. Accordingly, the Company prepared its 2003 and 2002 financial statements in euros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report are not purely historical, but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2002 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2003.

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

Since the acquisition of Mymetics S.A., our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of June 30, 2003, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics S.A. was originally organized in France.

As of June 30, 2003, we have an accumulated deficit of approximately E 22.2 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics S.A. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

The following discussion and analysis of our results of operations and financial condition for the six and three months ended June 30, 2003 should be read in conjunction with our consolidated financial statements and related notes included in this report on Form 10-Q.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues for the six months ended June 30, 2003 was nil compared to E8,000 for the six months ended June 30, 2002.

Costs and expenses decreased to E1,140,000 for the six months ended June 30, 2003 from E1,190,000 for the six months ended June 30, 2002. Research and development expenses increased to E516,000 in the current period from E384,000 in the comparative period of 2002 as a result of an increase in research activities. General and administrative expenses decreased to E511,000 in the six months ended June 30, 2003 from E709,000 in the comparative period of 2002 due to decreases in staffing levels..

The Corporation reported a net loss of E1,140,000, or E0.02 per share, for the six months ended June 30, 2003, compared to E1,182,000, or E0.02, for the six months ended June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenue was nil for the three months ended June 30, 2003 and E3,000 for the three months ended June 30, 2002.

Costs and expenses decreased to E450,000 for the three months ended June 30, 2003 from E629,000 for the three months ended June 30, 2002. Research and development expenses decreased to E126,000 in the current period from E152,000 in the comparative period of 2002 due to decreases in staffing levels. General and administrative expenses decreased to E265,000 in the three months ended June 30, 2003 from E459,000 in the comparative period of 2002 due to decreases in staffing levels.

We reported a net loss of E450,000, or E0.01 per share, for the three months ended June 30, 2003, compared to E626,000, or E0.01, for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had approximately E81,000 in cash compared to E183,000 at December 31, 2002.

Net cash used by operating activities was E1,134,000 for the six months ended June 30, 2003, compared to E1,242,000 for the six months ended June 30, 2002. A decrease in accounts payable used cash of E38,000 for the six months ended June 30, 2003 compared to E63,000 for the six months ended June 30, 2002.

Investing activities provided cash of nil for the six months ended June 30, 2003 compared to E266,000 for the same period last year. Short term investment provided cash of nil for the six months ended June 30, 2003 compared to E334,000 for the six months ended June 30, 2002.

Financing activities provided cash of E876,000 for the six months ended June 30, 2003 compared to E217,000 in the same period last year. We have a non-revolving term facility in the principal amount of up to E3.0 million, which matures on December 31, 2003. Mymetics had borrowed an aggregate of E2.9 million pursuant to this non-revolving term facility.

These financial statements have been prepared assuming we will continue as a going concern. We have experienced significant losses since inception resulting in a deficit in shareholders' equity of E3.3 million as of June 30, 2003, which raises doubts about our ability to remain as a going concern. Deficits in operating cash flows since inception have been financed through debt and equity sources. In order to remain a going concern, we intend to seek additional capital to continue our research and development, pre-clinical and clinical studies and regulatory activities necessary to bring our potential products to market and to establish production, marketing and sales capabilities. The timing and amount of spending of such capital resources cannot be accurately predicted and will depend on several factors, including the progress of our research and development efforts and pre-clinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for our products and other factors beyond our control. We will seek to raise the required capital from lenders and/or equity or debt issuance and/or potential partnership with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all. In the event that we are not able to obtain such additional capital, we would be required to restrict or even halt our operations. If adequate funds are not available, we could be required to delay development or commercialization of our products or technologies that we would otherwise seek to commercialize for ourselves, or reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and result of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK
Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of June 30, 2003 and 2002 and expected cash flows from these debt obligations:

                               AS AT JUNE 30, 2003
                                 (IN THOUSANDS)

                                                        EXPECTED FUTURE CASH FLOW
                                                         YEAR ENDING DECEMBER 31,
                  CARRYING       FAIR       ---------------------------------------------------
                    VALUE        VALUE      2003        2004        2005        2006       2007       THEREAFTER
                    -----        -----      ----        ----        ----        ----       ----       ----------
----------------------------------------------------------------------------------------------------------------
Debt obligations     E2,865      E2,865      E2,865     E -        E -         E -         E -         E -
----------------------------------------------------------------------------------------------------------------

                               AS AT JUNE 30, 2002
                                 (IN THOUSANDS)

                                                        EXPECTED FUTURE CASH FLOW
                                                         YEAR ENDING DECEMBER 31,
                  CARRYING       FAIR       ---------------------------------------------------
                    VALUE        VALUE      2002        2003        2004        2005       2006       THEREAFTER
                    -----        -----      ----        ----        ----        ----       ----       ----------
----------------------------------------------------------------------------------------------------------------
Debt obligations     E437        E437        E437       E -        E -         E -         E -         E -
----------------------------------------------------------------------------------------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 21, 2003 our former Vice President of Development, Joseph D. Mosca, filed a claim against us in the Circuit Court of Maryland for Howard County. Mr. Mosca claims that we breached the employment agreement between him and us and that we violated the Maryland wage payment and collection law by not paying him all the amounts he is owed. He is demanding $375,000 in damages as a result of such claims. On May 22, 2003, this case was moved to the U.S. District Court in Maryland. The litigation is proceeding, but the parties are also entertaining settlement discussions.

In late June 2003, Dr. Pierre-Francois Serres, our former chief scientific officer and a current member of our board, filed a claim against our subsidiary, Mymetics, S.A., claiming he is entitled to benefits arising out of his termination from employment. We intend to defend the claim on, among other things, the grounds that Dr. Serres entered into an employment contract with, and was employed by, Mymetics Corporation and not Mymetics, S.A. Accordingly, Dr. Serres has no claim against Mymetics S.A.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 1, 2003, we granted one of the members of our scientific advisory board, Prabhavathi B. Fernandes, Ph.D., stock options to purchase 150,000 shares of our common stock at an exercise price of U.S. $0.12 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
          NUMBER       DESCRIPTION
         -------       -----------
          10.1         Agreement dated May 20, 2003 between Prabhavathi B.
                       Fernandes, Ph.D., and Mymetics Corporation

          10.2 Director and Non-Employee Stock Option Agreement dated May 1, 2003, between Mymetics Corporation and Prabhavathi B. Fernandes

          31.1         Section 302 Certification of Chief Executive Officer

          31.2         Section 302 Certification of Chief Financial Officer


          32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)      REPORTS ON FORM 8-K

On May 8, 2003 we filed a report on Form 8-K disclosing that we terminated the employment of Dr. Pierre-Francois Serres, our former chief scientific officer, effective as of May 5, 2003. No financial statements were filed in connection with this report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 27, 2003                      MYMETICS CORPORATION

                                           By: /s/ Michael K. Allio
                                              ---------------------------------
                                              Interim Chief Executive Officer