Form 10-Q
period 2003-09-30
MYMETICS CORP
filed 2003-12-15
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                               65, Route du Boiron
                             1260 Nyon (Switzerland)
                    (Address of principal executive offices)

                                011 41 22 363 13 10

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]       No  [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Class                   Outstanding at November 8, 2003
     -----                   ----------------------------
Common Stock, $0.01                    50,944,505 (1)
par value

(1) This number assumes the conversion of 15,372 shares of Class B Exchangeable Preferential Non-Voting Stock of our subsidiary, 6543 Luxembourg SA, into 16,393,316 shares of our common stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                 SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                                 ------------------     -----------------
        ASSETS
Current Assets
        Cash                                        e         25          e          183
        Receivables                                           88                      59
        Prepaid expenses                                     193                      36

                                                    ------------          --------------
                           Total current assets              306                     278

Patents and Other                                            149                     199
                                                    ------------          --------------
                                                    e        455          e          477
                                                    ============          ==============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                            e        811          e          452
        Taxes and social costs payable                        59                     119
        Note payable                                       3,110                   1,989
        Other                                                 75                      24
                                                    ------------          --------------
                           Total current                   4,055                   2,584
                           liabilities

Payable to shareholders                                      242                     242

Shareholders' Equity
        Common stock                                         579                     579
        Paid-in capital                                   17,888                  17,888
        Deficit accumulated during the                   (22,695)                (21,013)
        development stage
        Cumulative translation adjustment                    386                     197
                                                    ------------          --------------
                                                          (3,842)                 (2,349)
                                                    ------------          --------------
                                                    e        455          e          477
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

                                      FOR THE NINE         FOR THE NINE         TOTAL ACCUMULATED
                                      MONTHS ENDED         MONTHS ENDED             DURING THE
                                   SEPTEMBER 30, 2003   SEPTEMBER 30, 2002      DEVELOPMENT STAGE
                                   ------------------   ------------------      -----------------
Revenue
       Sales                         e            -       e             -        e            224
       Interest                                   -                     8                      34

                                     --------------       ---------------        ----------------
                                                  -                     8                     258
                                     --------------       ---------------        ----------------

Expenses
       Research and development                 792                   669                   3,517
       General and administrative               711                 1,082                   3,617
       Bank fee                                   -                     -                  14,932
       Interest                                 129                    27                     284
       Goodwill impairment                        -                     -                     209
       Amortization                              49                    46                     306
       Other                                      -                    79                      81
                                     --------------       ---------------        ----------------
                                              1,681                 1,903                  22,946
                                     --------------       ---------------        ----------------

Loss before income tax provision             (1,681)               (1,895)                (22,688)

Income tax provision                              -                     -                       6

                                     --------------       ---------------        ----------------
Net loss                                     (1,681)               (1,895)                (22,694)

Other comprehensive income
       Foreign currency translation
         adjustment                             189                   (11)                    386

                                     --------------       ---------------        ----------------
Comprehensive loss                   e       (1,492)      e        (1,906)       e        (22,308)
                                     ==============       ===============        ================

Basic and diluted loss per share     e        (0.03)      e         (0.04)       e          (0.62)
                                     ==============       ===============        ================

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                             FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED        MONTHS ENDED
                                          SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                          ------------------   ------------------
Revenue
          Sales                              e          -        e           -
          Interest                                      -                    -

                                             ------------        -------------
                                                        -                    -
                                             ------------        -------------

Expenses
          Research and development                    279                  285
          General and administrative                  198                  373
          Bank fee                                      -                    -
          Interest                                     49                   12
          Goodwill impairment                           -                    -
          Amortization                                 15                   43
          Other                                         -                    -
                                             ------------        -------------
                                                      541                  713
                                             ------------        -------------

Loss before income tax provision                     (541)                (713)

Income tax provision                                    -                    -

                                             ------------        -------------
Net loss                                             (541)                (713)

Other comprehensive income
          Foreign currency translation
            adjustment                                 33                   (4)

                                             ------------        -------------
Comprehensive loss                           e       (508)       e        (717)
                                             ============        =============

Basic and diluted loss per share             e      (0.01)       e       (0.01)
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

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                              FOR THE NINE         FOR THE NINE         TOTAL ACCUMULATED
                                              MONTHS ENDED         MONTHS ENDED             DURING THE
                                           SEPTEMBER 30, 2003   SEPTEMBER 30, 2002       DEVELOPMENT STAGE
                                           ------------------   ------------------      ------------------
Cash flow from operating activities
Net Loss                                      e     (1,681)       e       (1,895)         e      (22,694)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                        49                    46                     306
    Goodwill impairment                                  -                     -                     209
    Fees paid in warrants                                -                     -                  14,126
    Fee paid in common stock                             -                     -                     806
    Changes in current assets and
    liabilities, net of
    effects from reverse purchase
    Decrease(increase) in receivable                   (29)                  (82)                    (50)
    Increase(decrease) in accounts
      payable                                          359                   (20)                    514
    Increase(decrease) in taxes and                    (60)                  (15)                     59
    social costs payable
    Other                                             (106)                   14                     (70)

                                              ------------        --------------          --------------
                                                    (1,468)               (1,242)                 (6,794)
                                              ------------        --------------          --------------

Cash flows from investing activities
  Patents and other                                      -                   (68)                   (337)
  Short-term investments                                 -                   334                       -
  Cash acquired in reverse purchase                      -                     -                      13

                                              ------------        --------------          --------------
                                                         -                   266                    (324)
                                              ------------        --------------          --------------

Cash flows from financing activities
  Proceeds from issuance of common stock                 -                     8                   2,851
  Borrowing from shareholders                                                                        242
  Increase in note payable and other
  short-term advances                                1,121                   209                   3,794
  Loan fees                                              -                     -                    (130)

                                              ------------        --------------          --------------
                                                     1,121                   217                   6,757
                                              ------------        --------------          --------------

Effect on foreign exchange rate on cash                189                    (7)                    386

                                              ------------        --------------          --------------
Net change in cash                                    (158)                 (766)                     25

Cash, beginning of period                              183                   888                       -

                                              ------------        --------------          --------------
Cash, end of period                           e         25        e          122          e           25
                                              ============        ==============          ==============

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2002. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and nine month periods ended September 30, 2003 were of a normal and recurring nature. The amounts presented for the nine month periods ended September 30, 2003, are probably indicative of the results of operations for a full year.

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

The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the three month periods ended September 30, 2003 and September 30, 2002 were 50,944,454 and 50,944,505, respectively. The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the nine month periods ended September 30, 2003 and September 30, 2002 were 50,944,454 and 50,897,529, respectively. The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 35,975,356. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002 as their effect would be antidilutive.

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

                                                                         For the nine    For the nine
                                                                         months ended    months ended
                                                                         September 30,   September 30,
                                                                             2003             2002
                                                                         -----------     -------------
Net Loss
         As reported                                                     E    (1,681)     E   (1,895)
         Deduct:  Total stock-based employee compensation
         Expense determined under fair value based methods for
         all awards, net of any related tax effects                              (26)              -
                                                                         -----------      ----------

         Pro forma                                                       E    (1,707)     E   (1,895)
                                                                         ===========      ==========

Basic and Diluted Loss Per Share
         As reported                                                     E     (0.03)     E    (0.04)
         Pro forma                                                       E     (0.03)     E    (0.04)

NOTE 4. REPORTING CURRENCY

Consistent with the location of its activities, beginning January 1, 1999, the Company adopted the euro (E) as its corporate currency. Accordingly, the Company prepared all accompanying financial statements in euros.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report are not purely historical, but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue", "probably" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

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

OVERVIEW

In March 2001, we acquired substantially all of the shares of Mymetics SA (formerly Hippocampe SA) as our primary operating business. Mymetics SA is a biotechnology research and development company devoted to fundamental and applied research in the areas of human and veterinary biology and medicine. The Company's primary objective is to develop therapies to treat certain retroviruses including human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Additional applications of our research include potential treatments and/or vaccines for animal AIDS, human and animal oncoviral leukemias, multiple sclerosis and organ transplantation.

Since the acquisition of Mymetics SA, our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of September 30, 2003, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics SA was originally organized in France.

As of September 30, 2003, we have an accumulated deficit of approximately E 22.7 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics SA. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

The following discussion and analysis of our results of operations and financial condition for the nine and three months ended September 30, 2003 should be read in conjunction with our consolidated financial statements and related notes included in this report on Form 10-Q.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the nine months ended September 30, 2003 was nil compared to E8,000 for the nine months ended September 30, 2002.

Costs and expenses decreased to E1,681,000 for the nine months ended September 30, 2003 from E1,903,000 for the nine months ended September 30, 2002. Research and development expenses increased to E792,000 in the current period from E669,000 in the comparative period of 2002 as a result of an increase in research activities until the end of July 2003, after which they were suspended for the reasons invoked under Item 5 below. General and administrative expenses decreased to E711,000 in the nine months ended September 30, 2003 from E1,082,000 in the comparative period of 2002 due to decreases in staffing levels.

The Corporation reported a net loss of E1,681,000, or E0.03 per share, for the nine months ended September 30, 2003, compared to E1,903,000, or E0.04, for the nine months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue was nil for the three months ended September 30, 2003 and the three months ended September 30, 2002.

Costs and expenses decreased to E541,000 for the three months ended September 30, 2003 from E713,000 for the three months ended September 30, 2002. Expenses related to this last quarter were minimal due to the facts related under Item 5 below. Research and development expenses decreased to E279,000 in the current period from E285,000 in the comparative period of 2002 due to decreases in staffing levels. General and administrative expenses decreased to E198,000 in the three months ended September 30, 2003 from E373,000 in the comparative period of 2002 due to decreases in staffing levels.

We reported a net loss of E541,000, or E0.01 per share, for the three months ended September 30, 2003, compared to E713,000, or E0.01, for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately E25,000 in cash compared to E183,000 at December 31, 2002.

Net cash used by operating activities was E1,468,000 for the nine months ended September 30, 2003, compared to E1,242,000 for the nine months ended September 30, 2002. A increase in accounts payable provided cash of E359,000 for the nine months ended September 30, 2003 compared to a decrease of E20,000 for the nine months ended September 30, 2002.

Investing activities provided cash of nil for the nine months ended September 30, 2003 compared to E266,000 for the same period last year. Short term investment provided cash of nil for the nine months ended September 30, 2003 compared to E334,000 for the nine months ended September 30, 2002.

Financing activities provided cash of E1,121,000 for the nine months ended September 30, 2003 compared to E217,000 in the same period last year. We had a non-revolving term facility in the principal amount of up to E3.15 million, which matured on December 15, 2003 before being first converted into a sight facility on July 30, 2003, then cancelled on September 19, 2003 with repayment being deferred to June 30, 2004 on November 4, 2003. Mymetics had borrowed an aggregate of E3.1 million pursuant to this non-revolving term facility.

These financial statements have been prepared assuming we will continue as a going concern. We have experienced significant losses since inception resulting in a deficit in shareholders' equity of E3.8 million as of September 30, 2003, which raises substantial doubts about our ability to remain as a going concern. Deficits in operating cash flows since inception have been financed through debt and equity sources.

In order to remain a going concern, we intend to seek additional financial resources to continue our research and development, pre-clinical and clinical studies and regulatory activities necessary to bring our potential products to market and to establish production, marketing and sales capabilities. The timing and amount of spending of such financial resources cannot be accurately predicted and will depend on several factors, including the progress of our efforts in raising such financial resources, the progress of our research and development efforts and pre-clinical and clinical activities, competing technological and market developments, the time and costs of obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, the progress and cost of commercialization of products currently under development, market acceptance and demand for our products and other factors beyond our control.

We will seek to raise the required capital from humanitarian donors such as the International AIDS Vaccine Initiative (IAVI), lenders and/or equity or debt issuance and/or potential partnership with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to obtain grants and/or raise additional capital on terms satisfactory to us, or at all. In the event that we are not able to obtain such additional capital or grants, we would be required to restrict or even halt our operations. If adequate funds are not available, we could be required to delay development or commercialization of our products or technologies that we would otherwise seek to commercialize for ourselves, or reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and result of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of September 30, 2003 and 2002 and expected cash flows from these debt obligations:

                               AS AT SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                          EXPECTED FUTURE CASH FLOW
                                                           YEAR ENDING DECEMBER 31,
                  CARRYING        FAIR      ----------------------------------------------------
                    VALUE         VALUE     2003        2004        2005        2006        2007       THEREAFTER
                    -----         -----     ----        ----        ----        ----        ----       ----------
-----------------------------------------------------------------------------------------------------------------
Debt obligations    E3,110       E3,1105     E -        E3,110       E -        E -          E -            E -
-----------------------------------------------------------------------------------------------------------------

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

Changes in Internal Controls. Following the election of new Directors and the appointment of new officers, all of them residing in France or Switzerland, the effective control as well as the daily operations of the Company have been moved out of the US. In this context, the books are now kept in the Company's French subsidiary office near Lyon, under direct control of the new chief financial officer. We believe that the new procedures allow for tighter internal control.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 19, 2000, the Swiss Law firm which had been retained by the Directors of our French subsidiary Mymetics SA (formerly Hippocampe SA) to advise them during their loan and reverse merger negotiations with MFC Merchant Bank SA filed a claim in the Court of Geneva (Switzerland) against Mymetics SA following the latter's decision to refuse to pay more than 13.3% of the firm's invoice for legal services. Following initial hearings, the Court ordered an amount of CHF 89,188, accruing interest at 5% p.a., to be put in receivership by MFC Merchant Bank SA on that day. The sum claimed in principal, interests and expenses amounts to approx. CHF 120'000 (E80,000) to this day. Final judgement is now imminent and in view of the case proceedings so far, it is the opinion of the new Management of the Company that the plaintiff will prevail.

On April 21, 2003 our former Vice President of Development, Joseph D. Mosca, filed a claim against us in the Circuit Court of Maryland for Howard County. Mr. Mosca claims that we breached the employment agreement between him and us and that we violated the Maryland wage payment and collection law by not paying him all the amounts he is owed. He was demanding $375,000 in damages as a result of such claims. On May 22, 2003, this case was moved to the U.S. District Court in Maryland. Following settlement discussions, we reached an agreement with Mr. Mosca in October 2003 whereby Mymetics will pay Mr. Joseph D. Mosca, no later than November 1, 2004, a final settlement of $10,000, in exchange of which Mr. Mosca is waiving all further charges and claims against the Company.

In late June 2003, Dr. Pierre-Francois Serres, our former chief scientific officer and a current member of our board, filed a claim against our French subsidiary, Mymetics SA, claiming he is entitled to benefits arising out of his termination from employment. In a judgment passed on October 14, 2003, the court ruled in favor of Dr. Pierre-Francois Serres and consequently, allowed him a total compensatory amount of E46,735. In a further agreement with the current Board of Directors, Dr. Serres pledged not to claim payment of this amount following the Board's decision to reinstate him as Chief Scientific Officer of the Company.

In September 2003, three former employee of our French subsidiary, Mymetics SA, filed claims totaling approximately E27,000 against their former employer, claiming that neither their salary nor the severance compensations they were legally entitled to had been paid to them. The new Board of Directors believes that these claims are fully justified and cannot be reasonably challenged in court. Due to the critical financial situation of the Company, created in part by the decision of the former Chief Financial Officer (made shortly before his resignation) to close all our bank accounts, compounded by the decision of MFC Merchant Bank SA to cancel the undrawn balance of our line of credit facility, we are currently unable to settle this matter out of court. As a consequence, it is likely that the courts will decide, probably before the end of November, in favor of the plaintiffs who, in the absence of immediate payment, will then be entitled (even compelled under French social laws) to pursue the matter at the higher court level, where our subsidiary's insolvency would in all probability be determined and liquidation proceedings immediately initiated. Considering that Mymetics SA is the legal owner of our key patents, such events could have a devastating effect on our ability to remain a going concern.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

On July 20, 2003, Messrs. Christian Rochet and Ernst Lubke (now President and Chief Executive Officer and Chief Financial Officer of the Company) then representing a group of 9 Swiss and French shareholders (including the Founder of Mymetics, Dr. Pierre-Francois Serres) holding at that time over 55% of the Company's share capital, met with Mr. John M. Musacchio, then Chief Operating Officer and Chief Financial Officer of the Company, to inform him of the decision of said group of shareholders to request the resignation of all the Directors and Officers of the Company (except Dr. Serres) and their intent to have some of the Company's major shareholders appointed as new Directors and officers. Mr. Musacchio acknowledged this decision and pledged an orderly transfer of responsibilities.

The reasons for this group of shareholders' decision were the alarming Company disclosures (or absence of disclosures), and in particular:

- the continuously high ratio of general and administrative expenses compared to R&D expenses,

-        the scarcity of significant, published scientific results,

- the refusal of the Board of Directors to acknowledge and act on nominations to the Board of Mymetics of prestigious and well connected personalities, made in August 2001 by Messrs. Rochet and Lubke,

- the apparent inability of the Company to attract new capital following the significant decline of the Company's share price in August 2002,

- the resignation of key executives (the CEO and the VP of development)in February 2003,

- and finally, the unfriendly removal of Dr. Serres, the Company's Founder and Chief Scientific Officer in May 2003.

The aforementioned shareholders intend to redress the situation by severely limiting G&A expenses, in particular salaries, consulting fees and travel expenses, and to devote a higher proportion of funds to the Company's core business, i.e. R&D related to AIDS and other autoimmune related pathologies. To achieve this goal, we can rely on the backing of some prominent personalities in matters of AIDS, such as Mr. Jacques Martin, former CEO of Laboratoires Merieux, member of the Board of the IAVI and CEO of the vaccine Fund chaired by Mr. Nelson Mandela, and Professor Marc Girard, former CSO of Laboratoires Merieux, present CEO of the Merieux Foundation, a most respected expert on vaccines.

On July 24, 2003, a letter formally requesting the resignation of the Company Directors and Officers (except Dr. Serres) was sent by said group of shareholders to the Company Counsel, following which new Directors were elected and new Officers appointed on July 30 and 31, 2003. A management audit of the Company's position, procedures, operations and material transactions since July 20, 2003 was immediately performed. Critical findings and subsequent, related events since our takeover are listed hereafter.

- On July 28, 2003, Messrs. Michael K. Allio (Director, interim President and CEO) and John M. Musacchio (Director, COO, CFO and Secretary of the Mymetics) closed all the "Non MFC" bank accounts of Mymetics Corporation and transferred their remaining cash balances to the Company's account with MFC Merchant Bank SA. It is worth noting that according to various filings of MFC Bancorp, a US publicly traded Canadian company and the dominant shareholder of MFC Merchant Bank SA, Mr. John M. Musacchio, is also a Vice president of MFC Bancorp Ltd., in fact its second highest paid officer as of December 31, 2002.

- On July 30, Messrs. Michael K. Allio and John M. Musacchio executed on behalf of the Company (the Borrower) a second amendment to the existing credit facility agreement with MFC Merchant Bank SA (the Lender) and MFC Bancorp Ltd. (Guarantor). Purpose of this amendment was essentially to: (i) increase the principal amount from E3,000,000 to E3,150,000,
         (ii) convert the credit facility from "Term Credit" to "On Demand Credit" and (iii) reaffirm and strengthen the bank's lien on substantially all of the Company's Intellectual Property. We believe that this so-called second amendment to the credit facility agreement, which considerably increases the domination of the MFC group over the Company, could not have been negotiated and executed on such short notice if Mr. John M. Musacchio had not been a party to both sides of the amendment, or in other words, we do not consider this amendment as having been negotiated and concluded at arm's length by the former management of Mymetics Corporation.

- On September 19, 2003, MFC Merchant Bank SA formally cancelled its 3.2 M E credit facility.

- On October 8, 2003, Messrs. Christian Rochet and Ernst Lubke met with the management of MFC Merchant Bank SA to discuss the latest developments and in particular, to draw the bank's attention to the fact that the Company was in immediate danger of losing its key Intellectual Property as a result of its inability to pay certain creditors following the bank's decision to cancel its recently amended credit facility. Indeed, The Intellectual Property counsel was denying any further services to the Company, which faced the risk of losing certain key US patent applications. In addition, former unpaid staff members of our French subsidiary had initiated legal action against their former employer, who could be put into forced receivership as a result of its inability to pay what was legally due to them. Such a development would represent a real threat to the Company's ability to continue as a going concern because Mymetics SA, our French subsidiary, is the legal owner of certain key Mymetics patents. Despite these pressing facts, Messrs. Rochet and Lubke were informed that the banks' decision to cancel the credit facility was final. However, after a personal plea by Mr. Jacques-Francois Martin, the bank agreed that repayment of the cancelled loan would not be requested before June 30, 2004.

- On November 4, 2003, MFC Merchant Bank SA confirmed its decision not to request repayment of the outstanding cancelled credit facility amount before June 30, 2004.

- On November 13, 2003, MFC Merchant Bank SA also accepted our analysis that our IP portfolio was being jeopardized due to our inability to make payments of patent registration and/or renewal fees as well as our inability to meet the expenses of prosecution of critical outstanding patent application. As a result, MFC Merchant Bank SA, which holds a lien on substantially all our IP portfolio as explained above, has instructed our IP counsel to prepare a docket of actions needed to maintain our portfolio and confirmed that it would make all payments required to that effect, such sums to be added to the balance of the cancelled credit line previously mentioned. The bank however refused to consider any rescue plan for our French subsidiary, claiming it did not own any significant assets any more and could therefore be left to become bankrupt. We took issue with this analysis and pleaded in vain that the bank reconsiders its position on this account, but to no avail.

- On December 8, 2003, we learned from our IP counsel that on June 25, 2003, a key US patent owned by our French subsidiary had been sold and assigned to Mymetics Corporation "for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged". It appears so far that this transfer was only authorized by the former CEO of our French subsidiary, without authority being granted to her by the company Board ("Conseil de Surveillance"), as required by French law. As regards adequate consideration, no traces of either a reasonable contract nor any other evidence have been found so far in the records of either companies. The auditor of our French subsidiary ("Commissaires aux Comptes"), who enjoys a wide and compelling role of whistle blower under French Law, believes that such patent transfer is likely to be interpreted by French tax authorities as criminal misuse of Company property and tax evasion. In a formal letter dated December 9, 2003 and addressed to the French company's management, he demands that all details of this transaction be made available to him no later than December 31, 2003, failing which he would be compelled to submit the case to the Attorney General ("Procureur General de la Republique"). We intend of course to heed to that request and to cooperate fully with any investigation that might follow.

- Last but not least, the late filing of this Form 10-Q was due to the difficulties we faced in assembling all the required data under the hardship described above, but also to the fact that critical service firms needed to do so in accordance with US regulations were denying us their services until their outstanding invoices were settled.

Now, despite all of the above and the fact that several key scientific partners of the Company have not been paid, some of them since early 2003, Mymetics has been able to show significant results based on Dr. Pierre-Francois Serres hypothesis, and most notably:

-        A "world's first" in the pursuit of a universal vaccine against AIDS:
         the successful synthesis, in an economically sustainable and scalable fashion, of a stable trimeric form of gp41, the HIV's membrane protein now regarded by several key scientists as having the highest potential as a base for a successful AIDS vaccine.

- The successful synthesis of short and economically feasible therapeutic anti-HIV peptides, having the potential to become serious competitors to some of today's most successful, but problems beset, antiviral drugs.

Since taking office on July 31, 2003, the new Directors and Officers of the Company have achieved some significant results despite the absence of cash and/or credit facilities, and in particular:

- Presentation during the "AIDS Vaccine 2003" venue in New York of our scientific results to several key scientists of the US National Institute of Health (NIH) and other public and private AIDS research institutes. As a result of such presentations, we have been offered to cooperate with certain key institutes such as SCRIPPS and been invited to apply for initial NIH AIDS related grants.

- Successful discussions with several outstanding and high profile scientists and managers who accepted to join the Company as soon as its current cash crisis is resolved.

- Initiation of partnership discussion with pharmaceutical companies, all world leaders in the respective human or veterinary vaccine related
         (AIDS) fields.

- Initiation of discussions with three potential new investors willing in principle to acquire from the Company 1 million shares at USD 0.10 per share. Such discussions are nevertheless hampered by the fact that only publicly available data such as past Company filings, published scientific papers and patents, could be produced and used to convince said potential investors. In addition, critical partners needed to execute such transactions such as legal counsel, were unwilling to provide the services needed to perform such transactions in accordance with US regulations. We are nevertheless hopefull that such discussions will proceed and be successful after this 10-Q filing has been made.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
 NUMBER                      DESCRIPTION
-------                      -----------
 31.1         Section 302 Certification of Chief Executive Officer

 31.2         Section 302 Certification of Chief Financial Officer

 32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b) REPORTS ON FORM 8-K

On May 8, 2003 a report on Form 8-K was filed disclosing that the former Directors had terminated the employment of Dr. Pierre-Francois Serres as chief scientific officer of the Company, effective as of May 5, 2003. No financial statements were filed in connection with this report on Form 8-K.

On August 5 and 11, reports on Forms 8-K and 8-K/A respectively were filed to disclose that:

- On July 30, 2003, John Musacchio, Robert Demers and Michael Allio resigned their positions as members of our board of directors effective July 30, 2003. On that same date, Messrs. Allio and Musacchio resigned from their positions as Interim Chief Executive Officer and Chief Financial Officer of the Corporation, respectively.

- On July 31, 2003, our board of directors, then composed of Robert Zimmer (appointed on July 30, 2003) and Pierre Francois Serres, held another meeting. At this meeting, the board appointed Christian Rochet and Ernst Lubke to fill remaining vacancies on our board of directors. Mr. Rochet was appointed as a Class II director and Mr. Lubke was appointed as a Class I director. Immediately thereafter, the board appointed Mr. Rochet to serve as President and Chief Executive Officer and Mr. Lubke as Chief Financial Officer and Treasurer.

No financial statements were filed in connection with these reports on Form 8-K and 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2003                 MYMETICS CORPORATION

                                         By: /s/ Christian Rochet
                                         -------------------------------------
                                         President and Chief Executive Officer