Form 10-K
period 2003-12-31
MYMETICS CORP
filed 2004-03-30
CIK 927761

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                            European Executive Office
                            14, rue de la Colombiere
                           CH-1260 Nyon (Switzerland)
                    (Address of principal executive offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011 41 22 363 13 10
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

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


The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers and directors are affiliates) was approximately U.S. $2,371,982.80 as of December 31, 2003, computed on the basis of the average of the bid and ask prices on such date. The Registrant has no non-voting common stock.

         As of March 18, 2004, there were 59,394,454 shares of the Registrant's Common Stock outstanding.

================================================================================

USE OF EUROS

         The financial information contained in this Form 10-K is provided in Euros (E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 18, 2004, 1 Euro was convertible into 1.22354 United States Dollars.

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

WE HAVE A NOTE PAYABLE AMOUNTING TO E3,127 WHICH IS DUE JUNE 30, 2004, WHERE THERE IS NO ASSURANCE THAT THE NOTE MAY BE PAID, EXTENDED, RESTRUCTURED OR REFINANCED. THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         As more fully disclosed under Item 13 of this Form 10-K, we have no reasonable hope to be able to reimburse the credit facility due to MFC Bank on or before its present due date of June 30, 2004, and despite our efforts and recent achievements, we have no assurance that MFC Bank will accept to renegotiate it on terms acceptable to us.

WE NEED TO RAISE ADDITIONAL CAPITAL OR OBTAIN SIGNIFICANT GRANTS TO FUND OUR RESEARCH EFFORTS AND TO FULLY DEVELOP COMMERCIALLY VIABLE PRODUCTS. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL OR OBTAIN SIGNIFICANT GRANTS WHEN NEEDED OR THAT SUCH CAPITAL OR GRANTS WILL BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL. OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE CANNOT RAISE ADDITIONAL CAPITAL OR OBTAIN SIGNIFICANT GRANTS WHEN NEEDED.

         The costs for us to continue our research and to develop our intellectual property will be substantial. We expect that our existing capital resources will satisfy our capital requirements through approximately June 2004. However, given the fact that we do not have any current sources of revenue, substantial additional capital or grants will likely be needed to continue the development and commercialization of our intellectual property. Currently there are no firm commitments for any additional financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance that additional financing will be available. While the amount of capital required cannot be estimated with precision, we estimate it will require approximately 2 million Euros just to move our business forward into a position of being prepared to initiate clinical trials.

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

         Although our due diligence has indicated that our research and discovery regarding "mimicry" may lead to important discoveries in the scientific community regarding the HIV infection process, other discoveries may be necessary to develop an effective vaccine, and we may never be able to develop our research and intellectual property into a commercially profitable product.

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

WE ARE A PARTY TO LITIGATION WHICH HAS BEEN DETERMINED ADVERSELY TO US AND WE ARE UNABLE TO PAY THE PLAINTIFF WITH THE FUNDS NOW AVAILABLE TO US.

         We and our French subsidiary were party to several lawsuits seeking damages from our company and our subsidiary, as described under "Item 3. Legal Proceedings.". All except one case were immaterial and have been settled, either in court or out of court, with all amounts previously accounted for in our financial statements. One material case was lost and although the full amount had been provided for in our financial statements, we do not have sufficient funds to meet our obligations should the plaintiff demand immediate payment of the amount we now owe him, unless we are able to raise a sufficient amount of additional capital. Our inability to meet such obligations would have a material adverse effect on our liquidity and could threaten our business.

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

THE ISSUANCE OF ADDITIONAL EQUITY SECURITIES MAY DILUTE YOUR INVESTMENT.

         We currently have 59,394,454 shares of common stock outstanding, 1 share of Special Voting Preferred Stock, options to purchase an aggregate of 606,250 shares of common stock and warrants to purchase an aggregate of 6,080,166 shares of common stock. We are authorized to issue up to 80 million shares of common stock and 5 million shares of preferred stock without additional stockholder approval. The issuance of additional common stock or preferred stock will dilute our stockholders' percentage ownership, and, depending on the offering price of such stock, may also serve to dilute the value of such ownership interest.

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           BUSINESS.............................................      13

ITEM 2.           PROPERTIES ..........................................      26

ITEM 3.           LEGAL PROCEEDINGS ...................................      26

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..      27

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..................................      28

ITEM 6.           SELECTED FINANCIAL DATA .............................      31

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................      31

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..........................................      33

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........      34

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..................      34

ITEM 9A.          CONTROLS AND PROCEDURES..............................      34

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..      35

ITEM 11.          EXECUTIVE COMPENSATION ..............................      38

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......      42

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......      43

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES...............      49

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K..........................................      51

SIGNATURES.............................................................      71

                                     PART I

ITEM 1.         BUSINESS

THE CORPORATION

         We are a holding company conducting business through our subsidiaries 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg ("LuxCo"), and Mymetics S.A. (formerly Hippocampe S.A.), a company organized in 1990 under the laws of France ("Mymetics S.A."). We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to "ICHOR Corporation." In July 2001, we changed our name to "Mymetics Corporation." We own all of the outstanding voting stock of LuxCo and Mymetics S.A. is a wholly-owned subsidiary of LuxCo. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

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

         In August, 2002 the Company formed Mymetics Deutschland GmbH for the purpose of applying for German government support of research activities to be conducted in Germany. This company never became active and was finally sold to MFC Securities (Deutschland) GmbH, an affiliate of our lender, MFC Merchant Bank S.A.

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

MYMETICS GMBH

         Mymetics Deutschland GmbH was formed in 2002 for the purpose of applying for German government support of research activities to be conducted in Germany. The German government offers subsidy programs as a means of attracting business investment into parts of eastern Germany. In particular, Mymetics Deutschland GmbH was organized to take advantage of (i) an investment matching program offered by the German government, whereby the German government matches the amount of certain investments made by companies in eastern Germany and (ii) a broader program, whereby the German government offers significant amounts of grant money to companies in eastern Germany that satisfy certain conditions. Mymetics Deutschland GmbH solicited interest from existing research teams in eastern Germany, formulated four distinct research programs and applied for German government grants. In December 2002, Mymetics Deutschland GmbH was informed that two of its programs would be eligible for matching grants. However, the broader program described above, which may have served as a source of substantial working capital, was suspended by the German government for biotechnology companies. Consequently, the former Board of Directors elected to suspend its planned expansion of research activities into Germany and sold the German company to MFC Securities (Deutschland) GmbH, an affiliate of our lender, MFC Merchant Bank S.A., in July 2003.

RECENT INDUSTRY DEVELOPMENTS

         During the first quarter of 2003, one of our major competitors received approval from the United States Food and Drug Administration of its fusion inhibitor candidate drug. This development, combined with advances in our research activities, served to validate our basic technology in the area of fusion inhibitors and, in particular, the efficacy of gp41-derived peptide product. Given this validation, as well as (i) advances in the our research and development efforts, (ii) poor worldwide capital market conditions and (iii) lack of sufficient long term working capital, we have decided to re-direct our business development strategy: rather than independently funding the completion of research and development programs prior to the sale or licensing of our technology to a major international pharmaceutical or biotechnology firm, we have opted to accelerate the exploration of potential partnerships with major international pharmaceutical and biotechnology firms. We have also accelerated the development of our patent portfolio.

SCIENCE OVERVIEW

         Virus. A virus is a non-cellular organism consisting of deoxyribonucleic acid ("DNA") or ribonucleic acid ("RNA") and a protein coat. During the free and infectious stage of their life cycle, viruses do not perform the usual functions of living cells, such as respiration and growth. Rather, when viruses enter a living plant, animal or bacterial cell, they utilize the host cell's chemical energy and synthesizing ability to replicate. After the replication of the viral components by the infected host cell, virus particles are released and the host cell is often destroyed. The approximately 2,450 viral species identified to date are divided into about 75 groups. HIV belongs to the group of retroviruses, so called because they contain the reverse transcriptase enzyme that copies viral RNA back into DNA (the reverse of what usually occurs:
DNA is copied into RNA). Retroviruses include three main groups: spumaviruses, oncoviruses that are often associated with cancers and lentiviruses that cause slow evolving pathologies, e.g. AIDS-associated lentiviruses.

         HIV. The human immunodeficiency virus (HIV) is a lentivirus that belongs to Retroviridae family that has RNA as genetic material. Once inside the target cells (mostly T cells, monocytes/macrophages and dendritic cells), HIV uses it's own reverse transcriptase enzyme in combination with the cell's machinery to copy it's RNA into DNA. Afterward, the HIV DNA can be integrated into the host chromosomes. If integration happened, it means that after each cell division, the HIV genome is transmitted to the daughter cell with the host chromosomes. In other words, HIV can be spread to the next cell generation forever. HIV infection is characterized by the inability of the host immune system to mount an efficient immune response capable of neutralizing the HIV. Therefore, HIV is still replicating and spreading in the infected host, affecting and killing numerous cells of the immune system, leading to the life-threatening late stage of the disease called AIDS (Acquired Immuno Deficiency Syndrome).

           The global HIV epidemic is composed of multiple subtypes (clades)and inter-subtypes recombinant forms, each with a distinct geographic distribution. Two strains of HIV capable of causing AIDS have been identified, HIV-1 and HIV-2. The genetic material of these two strains is approximately 60% identical. HIV-1 is world-wide spread (pandemic), while HIV-2 seems to be more limited to certain areas of Africa (epidemic). Each strain contains a number of subtypes, which are slight genetic variations of the virus. These variations result from the high mutation rate of HIV's genetic material. HIV uses these mutations as a mechanism to evade the immune system. Indeed, mutations in HIV genome may decrease or abolish the recognition of viral proteins by the host antibodies or cellular immune response toward HIV. Most variations occur in the gene encoding the GP120 protein, and these mutations can alter the protein's structure and consequently, the recognition by the host immune system.

         AIDS. AIDS is a fatal epidemic disease caused by an infection by HIV (HIV-1 or HIV-2). In most cases, HIV invades the host and slowly attacks and destroys the immune system, the body's defense against disease, leaving the infected individual vulnerable to malignancies and infections that eventually cause death. The immune system's response (antibodies and cellular immune response) is usually sufficient to temporarily arrest progress of the infection and reduce levels of the virus in the blood. Virus replication continues, however, and gradually destroys the immune system by infecting and destroying critical white blood cells known as CD4 cells. The main cellular target of HIV is a special subtype of white blood cells critical to the immune system, known as helper T lymphocytes, or T4 helper cells. These cells play a central role in the orchestration of the immune responses by stimulating or activating virtually all of the other cells involved in immune protection. These cells include B lymphocytes that produce antibodies needed to fight infection; cytotoxic T lymphocytes, which destroy cells infected with virus; and macrophages and other effector cells, which attack invading pathogens. Furthermore, helper T cells are the main producer of a small molecule named IL-2 cytokine. This IL-2 acts as a key messenger between helper T cells and other effector cells of the immune system. Once HIV has entered into the helper T cell, it can impair the functioning of or destroy the cell. Therefore, it will contribute to lower this IL-2 messenger concentration present in the HIV-infected host and consequently, leading to a major defect in cell communication.

A hallmark of the onset of AIDS is a drastic reduction in the number of helper T cells in the body of HIV-infected subjects. HIV can also infect other cells, including certain monocytes and macrophages, dendritic cells as well as brain cells. All these cells express a common protein at their cell surface called CD4. This CD4 protein serves usually as primary receptor for the HIV surface envelope glycoprotein called gp160, which explain why HIV preferred target cells expressing the CD4 molecule. Destruction of CD4+ lymphocytes is the major cause of the immunodeficiency observed in AIDS, and decreasing CD4+ lymphocyte levels appear to be the best indicator of morbidity in these patients. As the infection progresses, the immune system's control of HIV levels weakens, the number of viruses in the blood rises and the level of critical T cells declines to a fraction of their normal level.

         Viral Envelope of HIV. The viral envelope of HIV is covered with mushroom-shaped spikes called gp160 that enable the virus to attach itself to the target cell. The cap of each "mushroom" is comprised of gp120 molecules and its stem is comprised of gp41 molecules that is anchored into the viral envelope(gp120+gp41=gp160). Gp120 is a glycoprotein that protrudes from the surface of HIV and binds to the CD4 receptor of the CD4+ T-cells. In a two-step process that allows HIV to breach the membrane of T-cells, the gp120-CD4 complex refolds to reveal a second structure that binds to CCR5 or CXCR4, one of several chemokine co-receptors used by the virus to gain entry into T cells. Gp41 is a glycoprotein embedded in the outer envelope of HIV and plays a key role in HIV's infection of cells by carrying out the fusion of the viral and cell membranes.

Immune System. The immune system functions to protect the body against infection and foreign substances, including viruses and bacteria. This defensive function is performed by certain body's white blood cells (T cells that belong to leukocytes) capable of recognizing foreign substances presented by a number of accessory cells like dentritic cells. When an immunocompetent T cell recognizes foreign material or a biological invader presented by dendritic cells or macrophages, it normally induces an immune response. For example, B lymphocytes may be stimulated to produce and secrete antibodies capable of binding and neutralizing the pathogene, while cytotoxic T lymphocytes might be activated to destroy cells infected with viruses. This recognition function relies on the immune system's ability to recognize specific foreign molecular configurations, generically referred to as antigens. After specific recognition by T4 helper T cells, the most central cell of the immune system, interleukine-2 ("IL-2") is produced by these same T4 helper T cells. IL-2 is a central interleukine that can activate most of the cells of the immune system, including B cells, NK cells, CD4+ helper and cytotoxic T lymphocytes.

BUSINESS STRATEGY

         Our current objective is to develop a platform of both therapeutic compounds and vaccines. We have made a series of discoveries about how the body's immune system responds to retroviruses, specifically HIV. The foundation of our platform technology and product pipeline is our discovery of a subtle mimicry between the virus and the host cells. By understanding the precise dynamics of the virus's GP41 and the host-cell's IL-2, we strongly believe we have the potential to design and develop specific therapeutic molecules and antibodies to disrupt or even prevent the disease. In addition to targeting HIV and AIDS, we plan to apply these findings to the potential treatment or even prevention of a range of additional diseases, including certain echoviruses causing leukemia.

         Some biotechnology companies are focusing on slowing or impeding the progress of the virus once it has infected the body's host cells. Other biotechnology firms are attempting to develop therapies that prevent the virus from fusing with host cells. If the virus cannot fuse, it cannot reproduce, and the body's immune system then succeeds in arresting the invasion. Our approach is also based on the concept of preventing viral fusion. Our scientific strategy is unique in that its design is based on a series of discoveries involving mimicry, more specifically between the HIV envelope glycoprotein GP41 and the host's IL-2, one of the most central cytokine of the immune system. By exploiting this mimicry, HIV has found a new mechanism to evade the immune response. Indeed, the body's immune system responds to HIV invasion, but fails to differentiate properly between the viral GP41 and the host's IL-2 cytokine. As a result, we believe that the immune system attacks both of them with equal vigor. The unfortunate consequence is that the body, in turning on itself, undercuts its own defenses overtime. By better understanding these precise dynamics, we believe we will be able to design vaccines and to develop specific therapeutic molecules to prevent HIV from entering the host cells and the body's immune system to recognize HIV. Our current scientific strategy is based on the gp41-IL-2 mimicry to create therapeutic peptides to prevent HIV fusion and vaccines capable of inducing neutralizing antibodies that recognize strictly the GP41 as a separate and distinct entity from IL-2. If this can be accomplished, the body's immune system should be able to identify and attack the virus instead of inducing an autoimmune disease directed toward the IL-2 and affecting the quality of the immune system.

         The Discovered Molecular Mimicry Between Trimeric GP41 AND IL-2. We have discovered a molecular mimicry between the trimeric ectodomain of the transmembrane protein of immunosuppressive lentiviruses (HIV-SIV-FIV) and the IL-2 of the infected host species. Our initial results were published with the French Academy of Sciences in November 2000.

         Autoimmune Consequences for HIV Infected Subjects. We have found some of the expected autoimmune consequences of the described virus-host molecular mimicry in HIV infected subjects. As expected, HIV positive sera recognize human IL-2. The tests included 2,352 HIV+ and HIV-sera, and the results demonstrated that 100% of HIV+ patients (stages II, III and IV) were positive for the presence of anti IL-2 antibodies. Later, antibody cross-reactivities were found between the structurally and physically antigenic analogous sites of GP41 (HIV-1) and human IL-2. The first results were presented in the Journal of Autoimmunity in 2001 and were also presented in a poster session at the Cold Springs Harbor, New York meeting on infectious disease in December 2001.

VACCINAL USE OF THE MIMICRY DISCOVERY

         Our current research modules focus on the following three fields:

                  - FUNDAMENTAL RESEARCH. We believe that our insight into the GP41/IL-2 mimicry can help to explain, in large part, the main AIDS-associated disorders: drop of peripheral IL-2, decrease of non-infected T helper lymphocytes, apoptosis of non-infected cells, lymphoproliferation disorders and (alpha)2 microglobulin increase and hypergammaglobulinemia. Some of the possible effects of the tridimensional GP41 (HIV-1)/human IL-2 molecular mimicry on the AIDS-associated disorders are being evaluated by our research teams. These teams are also studying molecular mimicry in FIV, between the viral envelope protein gp36 and feline IL-2.

                  - THERAPEUTIC MOLECULES. Based on insights into mimicry, we have developed a series of synthetic peptides that might inhibit the fusion between HIV or FIV and its target cell in an infected host. For the in vitro work, these synthetic peptides have been effective for blocking both HIV and FIV infections, while in vivo experiments with FIV peptides is under investigation to validate our HIV model. These therapeutic molecules would prevent the virus entry into the target cell, inhibiting its attempts to reproduce. Having demonstrated that the transmission of HIV depends on the viral load, and that no transmission has been observed below 1500 viral copies/ml., treatment with therapeutic agents may provide a strategy to control AIDS epidemicity. This application would complement available antiretroviral drugs, or may even provide a substitute for the available antiretroviral drugs. In a series of independent in vitro experiments, our rationally designed peptide compounds were proven to effectively block viral fusion. These compounds also showed a potency that is equivalent to the gp41 compound recently approved by the United States Food and Drug

                           Administration (FDA). The relative potency of our compounds were presented in a poster presentation given at Interscience Conference on Antimicrobal Agents and Chemotherapy in San Diego CA in September 2002. An additional poster presentation at the International Feline Retrovirus Research Symposium conference in December 2002 showed the potency of a series of our FIV gp36-derived peptides, and in particular highlighted the surprising potency of a short compound (consisting of 8 amino acids only). Results were also recently published in the Journal of Virology (March 2003) in an article entitled "Antiviral Activity and Conformational Features of an Octapeptide Derived from the membrane-Proximal Ectodomain of the Feline Immunodeficiency Virus Transmembrane Glycoprotein." An additional poster presentation at the annual International Conference on Retroviruses and Opportunistic Infection in Boston in February 2003 communicated the results of a series of benchmarking in vitro assays, highlighting the potency of our HIV gp41 "IL-2 like"-derived peptide compounds across a wide array of clades or strains of the virus. These data appear to validate our strategy of creating compounds from well-conserved, IL-2-homologous regions, for the greatest possible application for patients worldwide. Based on the success of in vitro compounds, we launched our first in vivo tests in the feline model, collaborating with well-known research partners at the Retroviral Center at the University of Pisa, Italy. These tests are expected to provide valuable insight into the actual efficacy of the potential peptides, in particular the shorter peptides, which would offer a number of practical advantages in terms of commercialization, including less complexity, lower cost to manufacture, less immunogenicity, and potential greater bio-availability.

                  - PREVENTIVE VACCINES. We believe that our discovery of the host-virus IL-2 mimicry opens the door to novel therapeutic and preventive vaccine strategies for both humans and animals. We believe that properly mutated trimeric gp41 and gp36 represent excellent candidate vaccines because they are devoid of the "IL-2" like structure and its harmful associated side effects. Furthermore, these engineered gp41 and gp36 have conserved their antigenic properties and correspond to the most conserved region of the viral envelope glycoprotein, which otherwise exhibits considerable genetic diversity. Our specific preventive vaccine would be "universal" in that it would train the body's immune system to recognize and defeat a broad array of HIV strains, while preventing the induction of the autoimmune reaction toward IL-2. Our recent advances in protein engineering and production allowed us to obtain very good soluble and stable trimeric gp41 and gp36, which has accelerated the preliminary vaccine program. A first round of rabbit immunizations with various protocols testing different adjuvants, protein doses and route of administration is already under investigation. A second round of immunizations is planned for June 2004. Results are expected in November 2004.

         We currently have compound prototypes potentially capable of commercialization, including:

         - Therapeutic molecules (pharmacological agents) - administered to infected subjects to prevent cell infection by HIV and FIV.

         - Preventive vaccines - administered to healthy subjects to prevent infection by HIV or FIV.

The Company is exploring both HIV and FIV in parallel, and gaining insight into product design through the synergies between these two programs.


KEY STAFF

         Our Board of Directors and management team have changed over the past few months. As disclosed in our form 10-Q for the quarter ended September 30, 2003, Michael K. Allio, John M. Musacchio and Rober Demers have been replaced as Directors by Christian J.-F. Rochet, Ernst Luebke and Robert Zimmer. As regards officers, Michael K. Allio has been replaced as Interim Chief Executive Officer by Christian J.-F. Rochet, President and Chief Executive Officer, while John M. Musacchio has been replaced as Chief Financial Officer and Treasurer by Ernst Luebke.

         Research and Development activities have been spearheaded since November 3, 2003 by our new Chief Scientific Officer, Dr. Sylvain Fleury, Ph.D., in replacement of Dr. Pierre-Francois Serres, who was appointed on that same day Head of Exploratory Research. Dr. Fleury is an experienced research and development scientist in the fields of biology, virology, immunology and AIDS.

RESEARCH AND DEVELOPMENT EXPENSES

         For the year ended December 31, 2003, we focused on research and development and, as a result, did not generate any revenues or engage in any marketing activities. For the years ended December 31, 2003, December 31, 2002 and December 31, 2001, we spent E 1,263,000, E 1,878,000 and E 482,000 respectively, on research and development activities.

INTELLECTUAL PROPERTY

         We are the exclusive owner of intellectual property relating to our core business which is focused on the development of novel HIV and FIV therapeutics and vaccines. Particularly, we own two issued French patents FR99 06528 and FR01 15424 and one US issued patent US 6,455,265 and its corresponding national filings and divisional filings in various countries including US, Japan, Canada, EP and Israel. We also filed two Patent Cooperation Treaty, or PCT, applications, WO 03/048187 and WO 03/104262, with national phases in US and EP. We have additionally filed four United States provisional applications related to the field.

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

         Further, we may face significant competition in the design and development of some of our therapeutic compounds and preventive vaccines. Therapeutic Molecules (pharmacological agents). The biopharmaceutical industry is intensely competitive, especially in the field of HIV. If we are successful in developing and proving our therapeutic agents, we will compete with existing developed and approved therapies. The FDA has approved 16 antiviral drugs to treat HIV and AIDS, which fall into two categories depending on whether they target one or two viral enzymes: either HIV protease or reverse transcriptase ("RT"). RT drugs aim to block reverse transcriptases and prevent transcription of the virus' generic material from RNA to DNA. There are two classes of RT drugs: nucleoside analogues inhibitors and non-nucleoside inhibitors. The approved nucleoside analogues inhibitors include drugs such as Retrovir (ziduvodine; AZT), Videx (didanosine; ddl), Hivid (zalcitabine; ddc), Zerit (stavudine; d4T), Epivir (larnivudine; 3TC), Combivir (ziduvodine + lamivudine), Ziagen (abacavir; ABC). These drugs are manufactured by companies such as GlaxoSmithKline Plc, Bristol-Myers Squibb Company, Roche Holding AG and BioChem Pharma Inc. The approved non-nucleoside inhibitors include drugs such as Viramuno (nevlrapine), Rescriptor (delavirdine), Sustiva (efavirenz; EFV) which are produced by Boehringer Ingelhelm Gmbh, Pharmacia & Upjohn Inc. and E. I. Du Pont de Nemours and Company. The objective of approved protease inhibitor drugs is to prevent the assembly of new virus particles. The approved protease inhibitors include drugs such as Invirase (saquinavir), Fortovase (saquinavir), Norvir (ritonavir), Crixivan (indinavir), Viracept (nellinavir) and Agenerase (amprenavir), which are manufactured by companies including Roche Holding AG, Abbot Laboratories, Merck & Co. Inc., Agouron Pharmaceuticals Inc., Vertex Pharmaceuticals Incorporated and Glaxo Wellcome Plc.

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

         The progress of Trimeris Inc. in securing FDA approval for its fusion inhibitor product, "Fuzeon", a gp41-derived peptide comprised of 36 amino acids, represents excellent proof-of-concept for us by demonstrating, through human trials, that such a compound is safe and effective in lowering viral load. Industry experts estimate that the annual revenue generated from this drug may reach U.S. $500,000,000 - U.S. $750,000,000, which confirms the significant demand for fusion inhibitor drugs. The media has also, however, published that Trimeris and its partner Roche face significant challenges and limitations, including prohibitive cost of goods, a complex manufacturing process involving 106 separate steps in chemical synthesis, an elevated retail price (recent estimates exceed $20,000 per patient per annum, more than double the cost of current therapies), significant supply shortages and difficult delivery of the drug (requiring subcutaneous injection twice/day of 90 mg. of the drug). These challenges suggest that a drug that can be made less expensively, and delivered more easily, will have significant competitive advantages.

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

         In the field of FIV vaccines, Ft. Dodge, a division of Wyeth Pharmaceuticals, launched the industry's first FIV preventive vaccine in late 2002. We consider this development as further validation of the demand and viability of this product category. Press releases issued by Ft. Dodge cite a significant potential market for this drug. Like the Trimeris product, the Ft. Dodge feline vaccine appears to suffer from a range of drawbacks, so we consider the competitive threat of Ft. Dodge's FIV preventive vaccine to be moderate.

         The worldwide vaccine market is dominated by four large multinational companies: Merck & Co., SmithKline Beecham Plc, Wyeth Lederle Vaccines & Pediatrics (a division of American Home Products Corporation), and Aventis Pasteur S.A. Companies such as The Immune Response Corporation, VaxGen Inc., Trimeris, Inc., and Progenics Pharmaceuticals, Inc. are also developing preventive vaccines.

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

EMPLOYEES

         As of December 31, 2003, neither Mymetics S.A. nor Mymetics Corporation had any full-time employees. Indeed, all formerly reported employment agreements were either i) of a predetermined duration and not renewed, ii) resigned by their respective holders or iii) terminated by the former management, as disclosed in our form 10-Q for the quarter ended September 30, 2003.

WWW.MYMETICS.COM

         News and information about Mymetics Corporation and its subsidiaries were available on our web site, www.mymetics.com, until August 2003, after which the site was temporarily shut off, as some of its contents had to be substantially updated. We intend to provide again, free of charge and as soon as practically feasible, news and other information about the Corporation, including access to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically with the United States Securities and Exchange Commission.

ITEM 2.         PROPERTIES

         Until February 2004, Mymetics S.A. leased approximately 170 square meters of office space in Saint-Genis Laval (Near Lyon, France), in which the Corporation's European administrative activities had been conducted until July 31, 2003. The all inclusive rent for such facilities was approximately E 1,641 per month, with a lease expiring on January 31, 2006. From March 2004, this space has been reduced to approximately 45 square meters at an approximate all inclusive rent of E 500 per month. This office space is now used exclusively by Dr. P.-F. Serres, our Head of Exploratory Research. This amended lease still expires on January 31, 2006. Up until January 31, 2003, we leased approximately 250 square feet of space in Annapolis, Maryland. The rent under our Annapolis lease was $1,000 per month prior to its termination. From February 2003 until July 2003, the former management of the Company used a small amount of space at the office of our former Chairman, Michael K. Allio, as its principal executive office. This space was being provided by Mr. Allio at no charge, keeping however in mind that between January 1, 2003 and July 31, 2003, charged Mymetics USD 217,750 for services rendered, USD 8,500 as director's fee and USD 32,528.69 for travel and other expenses, i.e. a total of USD 250,278.69 or USD 35,754.10 per month. Following the July 31, 2003 changes in the Company's management, our executive office was transferred to Nyon (Near Geneva, Switzerland), initially at our CEO and CFO's respective offices. On February 1, 2004, our European Executive Office was moved to a new leased office of approximately 60 square meter in Nyon, at an approximate all inclusive cost of E 1,000 per month. All of the furniture and office equipment being provided free of charge by our CEO and CFO. As regards our research activities. these are conducted at the properties of third parties with whom the Corporation contracts to perform research projects.

ITEM 3.         LEGAL PROCEEDINGS

         On December 19, 2000, the Swiss Law firm which had been retained by the Directors of our French subsidiary Mymetics S.A. (formerly Hippocampe S.A.) to advise them during their loan and reverse merger negotiations with MFC Merchant Bank S.A. filed a claim in the Court of Geneva (Switzerland) against Mymetics S.A. following the latter's decision to refuse to pay more than 13.3% of the firm's invoice for legal services. Following initial hearings, the Court ordered an amount of CHF 89,188, accruing interest at 5% p.a., to be put in receivership by MFC Merchant Bank S.A. on that day. The sum claimed in principal, interests and expenses amounts to approx. CHF 120'000 (E80,000). On December 18, 2003, our French subsidiary Mymetics S.A. was formally notified of the December 2nd, 2003 judgement rendered by the court of Geneva (Switzerland) in this matter, by which Mymetics S.A. was condemned to pay the full amount claimed by the plaintiff (CHF 89,188), plus interest at 5% p.a. from November 24, 2000 and CHF 10,000 as a participation to the plaintiff's legal costs.

         Although the full amount had been provided for in our financial statements, we do not have sufficient funds to meet our obligations should the plaintiff demand immediate payment of the amount we now owe him, unless we are able to raise a sufficient amount of additional capital. Our inability to meet such obligations would have a material adverse effect on our liquidity and could threaten our business.

          On April 21, 2003 our former Vice President of Development, Joseph D. Mosca,filed a claim against us in the Circuit Court of Maryland for Howard County. Mr. Mosca claims that we breached the employment agreement between him and us and that we violated the Maryland wage payment and collection law by not paying him all the amounts he is owed. He was demanding $375,000 in damages as a result of such claims. On May 22, 2003, this case was moved to the U.S. District Court in Maryland. Following settlement discussions, we reached an agreement with Mr. Mosca in October 2003 whereby Mymetics will pay Mr. Joseph D. Mosca, no later than November 1, 2004, a final settlement of $10,000, in exchange of which Mr. Mosca is waiving all further charges and claims against the Company.

         This amount had previously been provided for in our financial statements.

          In late June 2003, Dr. Pierre-Francois Serres, our former chief scientific officer and a current member of our board, filed a claim against our French subsidiary, Mymetics S.A., claiming he is entitled to benefits arising out of his termination from employment. In a judgment passed on October 14, 2003, the court ruled in favor of Dr. Pierre-Francois Serres and consequently, allowed him a total compensatory amount of E46,735. In a further agreement with the current Board of Directors, Dr. Serres pledged not to claim payment of this amount following the Board's decision to reinstate him as Chief Scientific Officer of the Company.


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

FISCAL QUARTER ENDED                                    HIGH          LOW

2002
March 31.........................................    $    3.85    $    2.15
June 30..........................................         3.70         2.70
September 30.....................................         3.45         0.06
December 31......................................         0.36         0.09

2003
March 31.........................................    $    0.22    $    0.09
June 30..........................................         0.14         0.09
September 30.....................................         0.12         0.07
December 31......................................         0.14         0.04

         (b) Stockholders. At March 18, 2004, the Corporation had approximately 640 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

         (c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

----------------------------------------------------------------------------------------------------------------------
                                                                                          Number of Securities
                                                                                          remaining available for
                                Number of Securities to be   Weighted Average Exercise    issuance under equity
                                issued upon exercise of      Price of Outstanding         compensation plans
                                Outstanding Options,         Options, Warrants and        (excluding securities
                                Warrants and Rights          Rights                       reflected in column (a))
Plan Category                               (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security
Holders (1)                              606,250 (2)                  U.S. $0.92                    4,557,500
----------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans not          1,500,000 (4)                  U.S. $0.10
Approved by Security Holders              80,166 (3)                  U.S. $1.725                      N/A
----------------------------------------------------------------------------------------------------------------------

         Total                         2,186,416                      U.S. $0.39                    4,557,500
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

(2) Includes (i) 442,500 shares of common stock underlying options granted under our 2001 Stock Option Plan, (ii) 100,000 shares of common stock underlying options granted under our 1995 Qualified Incentive Stock Option Plan and (iii) 63,750 shares of common stock underlying options granted under our 1994 Amended and Restated Stock Option Plan.

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

ISSUANCES OF UNREGISTERED SECURITIES

         Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2003 and ending on January 31, 2004. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering.

         The present Board of directors believes that until such time as the Company has fully recovered from its present difficult situation, it should be managed exclusively by major shareholders to ensure that stakeholders' long term interests would prevail over short term mercenary considerations.

         The present Board of directors further believes that the Company needs to have rapid access to the inner circle of world opinion leaders in matters of HIV-AIDS if it wants to have its ideas, work and results peer recognized and accepted to qualify for grants and other donations. With this in mind, we have been able to attract world class personalities such as Mr. Jacques-Francois Martin, former CEO of Laboratoires Merieux, member of the Board of the IAVI and CEO of the vaccine Fund chaired by Mr. Nelson Mandela, and Professor Marc Girard, DVM, D. Sc., former Head of the Laboratory of Molecular Virology at the Pasteur Institute in Paris (France), former Director, European Research Center for Virology and Immunology (CERVI) in Lyon (France), former Head of the HIV Task Force at the French National Agency for AIDS Research (ANRS), Paris, former Director General of the Merieux Foundation in Lyon (France), former Chairman of the European Consortium for an HIV Vaccine (EuroVac), Brussels. But one doesn't attract bees with vinegar, thus:

- In September 2003, we issued Dr. Robert Zimmer, our only director which was not also a major shareholder of the Company, 400,000 common shares as a one-off remuneration as outside director and in recognition of the fact that he had accepted to serve the Company despite the absence of D&O insurance coverage.

- In November 2003, we issued Dr. Sylvain Fleury, Ph. D., 500,000 common shares of Mymetics Corporation in recognition of his support of the Company since 1997 (he was instrumental in having Aralis Participations S.A., still a major shareholder of Mymetics Corporation, support Hippocampe S.A. - now Mymetics S.A. - between 1997 and 2000) and in compensation for his modest remuneration as CSO of Mymetics.

- In November 2003, we issued Mr. Jacques-Francois Martin 1,000,000 common shares of Mymetics Corporation in recognition of his support of the Company and more specifically, for his early introduction to the inner circle of world class experts and opinion makers in matter of HIV-AIDS.

- In November 2003, we agreed to issue Mr. Jacques-Francois Martin an additional 2,000,000 common shares of Mymetics Corporation, contingent upon his accepting to be elected Chairman of Mymetics Corporation.

- In December 2003, we issued two investors 1,500,000 common shares of Mymetics Corporation for E124,800, or approximately $.10 per share.

- In December 2003, we issued the same two investors warrants to acquire, before July 31, 2004, an additional 1,500,000 common shares of Mymetics Corporation at $.10 per share.

- In January 2004, we issued two investors 2,000,000 common shares of Mymetics Corporation for E166,400, or approximately $.10 per share.

- In January 2004, we issued the same two investors warrants to acquire, before July 31, 2004, an additional 2,000,000 common shares of Mymetics Corporation at $.10 per share.

- In January 2004, we issued Professor Marc Girard, DVM, D. Sc., 500,000 common shares of Mymetics Corporation in recognition of his support of the Company and in compensation for his modest remuneration as Head of our Vaccines Development.

- In February 2004, we issued one investors 2,500,000 common shares of Mymetics Corporation for $250,000, or $.10 per share.

- In February 2004, we issued the same investor a warrant to acquire, before July 31, 2004, an additional 2,500,000 common shares of Mymetics Corporation at $.10 per share.

All such issues of shares and warrants were made under an informal Equity Compensation Plan not approved by Security holders. These grants were made on an individual basis and were approved by our Board of directors.

In addition, the Board has offered 2,000,000 common shares to Mr. J.-F. Martin upon acceptance of an offer as board chairman. The fair value of these shares was approximately E33 at December 31, 2003. These shares have not been considered issued for purposes of these financial statements.

ITEM 6.         SELECTED FINANCIAL DATA

         The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

                                                  For THE          FOR THE          FOR THE           FOR THE           FOR THE
                                                    YEAR             YEAR             YEAR              YEAR              YEAR
                                                    ENDED            ENDED            ENDED             ENDED             ENDED
                                                 DECEMBER 31,     DECEMBER 31      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                    2003             2002              2001              2000              1999
                                                    ----             ----              ----              ----              ----
                                                                  (EUROS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Operating revenues .....................                0                 8                26                13                47
Research & Development Expenses ........            1,263             1,878               482               101                94
General & Administrative Expenses ......            1,090             1,293             1,034               351                37
Loss from continuing operations ........            2,786            (3,622)          (15,701)           (1,314)              (99)

COMMON SHARE DATA(1)
Loss from continuing operations per
   common share ........................            (0.05)            (0.07)            (0.37)            (0.04)            (0.00)
Weighted average common shares
   outstanding (in thousands) ..........           51,285            50,046            42,460            33,311            33,311


BALANCE SHEET DATA
Working capital ........................           (4,294)           (2,306)              565              (652)              (24)
Total assets ...........................              367               477             1,692               625               146
Long-term obligations ..................              242               242               242               242               242
Total stockholders' equity .............           (4,400)           (2,349)              693              (765)             (257)

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


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues of the year ended December 31, 2003 were nil compared to E8,000 for the year ended December 31, 2002 and E26,000 for the year ended December 31, 2001.

Costs and expenses decreased to E2,786,000 for the year ended December 31, 2003 from E3,630,000 for year ended December 31, 2002 (-23.3%) and E15,727,000 for the year ended December 31, 2001, in this particular case as a result of a decrease in bank fees to E63,000 for the year ended December 31, 2002 from E14,063,000 in the comparative period in 2001 (-99.6%).

Research and development expenses decreased to E1,263,000 in the current year from E1,878,000 in the comparative period of 2002 (-32.7%) as a result of our current cash shortfall, this after having increased from E482,000 during the year ended December 31, 2001 to E1,878,000 (+290%) during the year ended December 31, 2002 as a result of our increase in research activities.

General and administrative expenses decreased to E1,090,000 in the year ended December 31, 2003 from E1,293,000 in the comparative period of 2002 (-15.7%) as a result of cuts initiated by the new management since July 31, 2003, mostly in management salaries and/or fees and travel expenses. General and administrative expenses had previously increased to E1, 293,000 in the year ended December 31, 2002 from E1,034,000 in the comparative period of 2001 (+25.0%), mostly due to increases in said management salaries, fees and travel expenses.

The Corporation reported a net loss of 2,786,000 or E0.05 per share, for the year ended December 31, 2003, compared to E3,622,000 or E0.07, for the year ended December 31, 2002 and E15,701,000 for the year ended December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash E125,000 at December 31, 2003, compared to E183,000 at December 31, 2002 and E888,000 at December 31, 2001.

Net cash used by operating activities was E1,773,000 for the year ended December 31, 2003, compared to E3,235,000 for the year ended December 31, 2002 and E2,000,000 for the year ended December 31, 2001. The major factor was successive increases in accounts payable, which provided cash of E780,000 and E16,000 for the years ended December 31, 2003 and 2002 respectively, compared to a decrease of accounts payable of E508,000 for the year ended December 31, 2001.

Investing activities provided no/immaterial cash for the year ended December 31, 2003 compared to E252,000 for the year ended December 31, 2002 and used cash of E237,000 for 2001.

Financing activities provided cash of E1,263,000 for the year ended December 31, 2003 compared to E2,181,000 in the same period last year.

Proceeds from issuance of common stock provided cash of E125,000 for the year ended December 31, 2003 compared to E8,000 in the same period in 2002 and E2,724,000 during the year 2001.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E1,138,000 in current year, E2,173,000 in the comparative period last year and E116,000 in 2001. The non-revolving term facility is in the principal amount of up to E3.150 million and matures on June 30, 2004. At December 31, 2003, Mymetics had borrowed an aggregate of E3,127,000 pursuant to this non-revolving term facility.

The Corporation expects that it will require substantial additional capital to continue its research and development, clinical studies and regulatory activities necessary to bring its potential products to market and to establish production, marketing and sales capabilities. The Corporation anticipates its operations will require approximately E1.5 million in the year ending December 31, 2004. The Corporation will seek to raise the required capital from lenders, equity or debt issuances, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all, to finance its operations. In the event that the Corporation is not able to obtain such additional capital, it would be required to further restrict or even halt its operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

------------------------------------------------------------------------------------------------------------------
                                                                    Payment due by period
------------------------------------------------------------------------------------------------------------------
                                                             Less than 1    1-3 Years    3-5 Years    More than 5
Contractual Obligations                              Total          Year                                    years
------------------------------------------------------------------------------------------------------------------
Long-term Debt Obligations                               -             -            -            -              -
------------------------------------------------------------------------------------------------------------------
Capital (Finance) Lease Obligations                      -             -            -            -              -
------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                        E12,500    E6,000 (2)   E6,500 (2)            -              -
------------------------------------------------------------------------------------------------------------------
Purchase Obligations                              E162,000   E72,000 (1)  E45,000 (3)    E45,000(3)             -
------------------------------------------------------------------------------------------------------------------
Other Long-term Liabilities Reflected on          E242,000         -            -       E242,000(4)             -
the Registrant's Balance Sheet under U.S.
GAAP
------------------------------------------------------------------------------------------------------------------
Total                                             E416,500       E78,000      E51,500     E287,000              -
------------------------------------------------------------------------------------------------------------------

(1) Includes E62,000 with our supplier of gp41 proteins and E10,000 for neutralizing antibodies tests currently under way.

(2)      Office lease rent in France.

(3) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has just been reelected. Based on current cost estimates, we posted E15,000 per year from 2004 until 2009.

(4) Due to a shareholder, repayable only after our French subsidiary's financial situation has been stable and its equity reconstituted. We hope to achieve this condition within 3 years.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

         Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2003 and 2002 and expected cash flows from these debt obligations.


                            EXPECTED FUTURE CASH FLOW

                                                             YEAR ENDING DECEMBER 31, 2003
                                                                    (IN THOUSANDS)
                                                                    --------------
                           CARRYING     FAIR
                             VALUE      VALUE      2004       2005       2006       2007       2008    THEREAFTER
                             -----      -----      ----       ----       ----       ----       ----    ----------

Debt obligations......      E3,127     E3,127     E3,221       E--         E--        E--        E--        E--

YEAR ENDING DECEMBER 31, 2002
                                                                    (IN THOUSANDS)
                                                                    --------------
                           CARRYING     FAIR
                             VALUE      VALUE      2003       2004       2005       2006       2007    THEREAFTER
                             -----      -----      ----       ----       ----       ----       ----    ----------

Debt obligations......      E1,989     E1,989     E2,082      E--         E--        E--        E--        E--


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A.         CONTROLS AND PROCEDURES.

          (a) Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2003, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          It should be noted that while the registrant's principal executive officer and principal financial officer believe that the registrant's disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the registrant's disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

          (b) Changes in Internal Control Over Financial Reporting. During the fiscal year ended December 31, 2003, there were no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.
                                       34

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

There currently are two vacancies on the Board caused by the resignation of Peter P. McCann, Ph.D., who was a Class III director whose term would have expired at our 2003 annual meeting of stockholders, and Patrice Pactol, who was a Class II director, whose term would have expired at our 2005 annual meeting of stockholders. We intend to have Dr. Sylvain Fleury, Ph. D., our current Chief Scientific Officer, elected to fill the vacancy caused by the resignation of Mr. Patrice Pactol. The position left vacant by the resignation of Dr. Peter McCann will be reserved for a potential candidate related to the securing of a strategic partner.

The following table sets forth information regarding each of our current directors and executive officers.

                                                                                     EXPIRATION OF TERM
NAME                          CURRENT POSITION WITH THE COMPANY               AGE      AS A DIRECTOR
----                          ---------------------------------               ---     ---------------

Pierre-Francois Serres        Head of Exploratory Research, Founder           54     2003 (Class III)
                              and Director (appointed November 3, 2003)

Christian Rochet              Chief Executive Officer, President              55     2005 (Class II)
                              And Director (appointed July 31, 2003)

Ernst Lubke                   Chief Financial Officer, Treasurer              58     2004 (Class I)
                              And Secretary (appointed July 31, 2003)

Robert Zimmer                 Director (appointed July 31, 2003)              57     2005 (Class II)

Sylvain Fleury, Ph. D.         Chief Scientific Officer                       41     n/a
                              (appointed November 3, 2003)

Dr. Pierre-Francois Serres first became our Chief Scientific Officer on February 7, 2002 and has been a Director since March 28, 2001. On May 2, 2003, Dr. Serres' position as Chief Scientific Officer was terminated by the former Board of Directors. As a result of the changes in the Company's Board of July 31, 2003, Dr. Serres was reinstated in his former office of Chief Scientific Officer. He was then promoted as Head of our Exploratory Research efforts on November 3, 2003, and replaced as Chief Scientific Officer by Dr. Sylvain Fleury, Ph. D. Dr. Serres previously served as the Company's Chief Executive Officer and President and was the founder, Chief Executive Officer and President of our subsidiary, Mymetics S.A. (formerly, Hippocampe S.A.), a French human and veterinary research and development company.

Christian Jean-Francois Rochet is an independent business consultant on development and diversification strategies. He became a shareholder of Hippocampe S.A. (now our subsidiary Mymetics S.A.) in 1997, on the scientific advice of Dr. Sylvain Fleury, Ph. D., and was a director of that company between 1999 and 2001. Between March 2003 and July 31, 2003, Mr. Rochet, in his capacity as Mymetics shareholder, initiated and spearheaded the efforts of a group of nine dissatisfied shareholders representing a majority of shares, which led to the resignation of the former Company directors and officers (with the exception of Dr. Serres) on July 30, 2003. On July 31, 2003, Mr. Rochet was elected as President and Director, and appointed as Chief Executive Officer of the Company.

Ernst Lubke is an independent international business consultant and the founder of several companies active in the medical and biotech sectors. Along with Christian J.-F. Rochet, he became a major shareholder of Hippocampe S.A. (now our subsidiary Mymetics S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Lubke, one of the nine dissatisfied shareholders of Mymetics referred to above, was elected as Director, and appointed as Chief Financial Officer and Treasurer of the Company. Mr. Lubke was further appointed Secretary of the Company on August 29, 2003.

Robert Zimmer is a graduate of the prestigious Ecole Centrale de Paris, M.D., Sc.D., a former: (i) assistant-professor at the Faculty of Medicine of Strasbourg (France), (ii) department head at the Foundation for hormonology research in Paris, (iii) responsible for the coordination of the Clinical Pharmacology department at Hoffmann La Roche in Basle (Switzerland), (iv) Senior Executive President and CSO of Jago Pharma AG, a drug delivery specialist later acquired by Skyepharma. Dr. Zimmer is currently Managing Director of Bio Delivery Systems S.A. (BDS), a French company specializing in drug delivery technologies, and Chairman of Zimmer & Associates, a Swiss consulting firm specialized in strategic development of pharmaceutical products. On July 30, 2003, Dr. Zimmer was elected as Director, and appointed as Vice President, Head of Business development of Mymetics Corporation. Owing however to unexpected but positive developments at BDS which interfered with his capacity to effectively discharge his duties as an officer of Mymetics, Dr. Zimmer resigned his officer position on September 1, 2003, while accepting to remain as an outside director of the Company.

Dr. Sylvain Fleury, Ph. D., obtained his B. Sc. in microbiology, his M. Sc. In Virology and his Ph. D. in immunology from various prestigious institutions in Canada between 1982 and 1992. A recipient of several awards and prizes, Dr. Fleury completed his post graduate studies on HIV-AIDS at the NIAID, National Institutes of Health (NIH), in Bethesda, Maryland, USA, before moving in 1997 to Lausanne (Switzerland), first as Assistant to Professor Giuseppe Pantaleo, a leading expert on AIDS at the Centre Hospitalier Universitaire Vaudois (CHUV) until 2000, then as Project Leader at said CHUV's Division of cardiology and, currently, at its Department of Experimental Surgery. Dr. Fleury was the first expert Christian Rochet and Ernst Lubke consulted before they decided to invest in Hippocampe S.A. in 1997. Dr. Fleury was also consulted by the former management of Mymetics. He was appointed as our New Chief Scientific Officer on November 3, 2003, in replacement of Dr. Serres, then promoted as Head of Exploratory Research. Dr. Fleury has been sharing his time between CHUV and Mymetics since that date. We intend to elect Dr. Fleury as a Director of the Company within the next foreseeable future.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has not determined that we have an "audit committee financial expert" sitting on the board. Given the recent turmoil our company has faced, our directors and management believe that their time and our resources would be better spent focusing on our operations than on searching for an audit committee financial expert.

CODE OF ETHICS

We have not adopted a "code of ethics" that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Given the very small number of our company's employees and the recent turmoil our company has faced, our directors and management believe that adopting a code of ethics is not necessary at this time, and that their time and our resources would be better spent focusing on our operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2003, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: the Company, on behalf of Mr. Allio, Mr. Demers, Dr. McCann, Mr. Musacchio, Mr. Pactol, Professor Girard, Dr. Fleury, Dr. Serres and Dr. Zimmer individually, did not timely report grants of stock options or stock such persons received in 2002 and 2003.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table sets forth for the last three fiscal years information on the annual compensation earned by Dr. Peter P. McCann, who served as our President and Chief Executive Officer from February 7, 2002 until January 31, 2003, and Dr. Pierre-Francois Serres, who served as our President and Chief Executive Officer from March 28, 2001 until February 7, 2002. No named executive officer received an aggregate annual consideration (salary and bonus) from the Company in excess of $100,000 during the fiscal year ended December 31, 2003.

                                                     Annual Compensation                    Long Term Compensation

                                                                                          Awards            Payouts

                                                                                        Securities            All
                                                                                        Underlying           Other
        Name and Principal Position         Year          Salary          Bonus        Options/SARs      Compensation
        ---------------------------         ----          ------          -----        ------------      ------------
        Peter P. McCann, Ph.D. (1)          2003        $  16,164           --           75,000                --
                                            2002        $ 144,667           --           11,250                --
                                            2001            --              --              --                 --

        Pierre-Francois Serres (2)          2003     Euro  82,317 (3)       --              --                 --
                                            2002     Euro  91,464 (4)       --            1,250                --
                                            2001     Euro  86,181 (4)       --           10,000         Euro  1,630 (5)

        Michael K. Allio (6)                2003            --    (7)       --              --             $  8,500 (8)
                                            2002            --    (7)       --          101,250            $ 26,000 (8)
                                            2001            --    (7)       --           60,000            $  5,750 (8)

        Christian J.-F. Rochet (9)          2003     Euro  40'000 (11)      --              --                 --
                                            2002            --              --              --                 --
                                            2001            --              --              --                 --

        Ernst Lubke (10)                    2003     Euro  40'000 (11)      --              --                 --
                                            2002            --              --              --                 --
                                            2001            --              --              --                 --

        Robert Zimmer, M.D. (12)            2003                0 (13)      --              --                 --
                                            2002            --              --              --                 --
                                            2001            --              --              --                 --

        Sylvain Fleury, Ph. D. (14)         2003                0 (15)      --              --                 --
                                            2002            --              --              --                 --
                                            2001            --              --              --                 --

----------

(1) Dr. McCann was our President and Chief Executive Officer from February 7, 2002 to January 31, 2003.

(2) Dr. Serres was our President and Chief Executive Officer from March 28, 2001 until February 7, 2002. He was our Chief Scientific Officer from March 28, 2001 until terminated by the former Board of directors on May 5, 2003. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of directors retroactively from May 5, 2003 until November 3, 2003, when he was promoted as Head of Exploratory Research, his current position with the Company. In exchange for being reinstated retroactively, Dr Serres accepted to forfeit all legal and punitive compensation for having been terminated without cause. The French Industrial Tribunal ("Prud'hommes") has indeed granted Dr. Serres Euro 45,735 to that effect in its emergency injunction of October 14, 2003. The final amount which Mymetics would most probably be ordered to pay Dr. Serres in terms of legal and punitive compensation if the case had been allowed to run its full course would have been in excess of Euro 91,000. This agreement between Dr. Serres and the Company has yet to be finalized in writing by our respective lawyers.

(3) This amount includes Euro 46,317 credited as compensation to Dr. Serres under his former status by our subsidiary Mymetics S.A. from January 1, 2003 until August 15, 2003 and Euro 36,000 (i.e. Euro 8,000 per month) credited to Dr. Serres since August 16, 2003 as compensation for his reinstated positions, as disclosed under (2) above. No payments in relation to this amount have actually been made in 2003 to Dr. Serres who, in accordance with the temporary policy set by the new Board, has accepted that the actual of any compensation due to him be deferred, either totally or partially, until the Company's financial position would allow such payments to be made without jeopardizing the Company's prospects.

(4) These represent amounts paid to Dr. Serres by our subsidiary, Mymetics S.A.

(5) Dr. Serres received Euro 1,630 for his participation on the Board of Directors of our subsidiary, Mymetics S.A.

(6) Mr. Allio was our Interim Chief Executive Officer from January 1, 2003 until July 30, 2003.

(7) Mr. Allio received $ 73,176 in 2001, $ 260,302 in 2002 and $ 217,500 in 2003
under the consulting agreement referred to below. We believe that in the context of a small start up company like ours, the services Mr. Allio was to provide us under his consulting agreement make him a de facto executive of the Company.

(8) Mr. Allio received $ 5,750 in 2001, $ 26,000 in 2002 and $ 8,500 in 2003 for
his participation on the Board of Directors of Mymetics Corporation.

(9) Mr. Rochet has been our President and Chief Executive Officer since July 31, 2003.

(10) Mr. Lubke has been our Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(11) As explained under (3) above, the temporary policy set by the new Board, states that the actual payment of any compensation due to directors and officers of Mymetics be deferred, either totally or partially, until the Company's financial position would allow such payments to be made without jeopardizing the Company's prospects. As a result, these amounts have remained unpaid at December 31, 2003. In addition, the Company owed Mr. Rochet and Mr. Lubke at year end respectively Euro 21,325 and Euro 12,046 as reimbursement of actual travel and other expenses disbursed by them on account of Mymetics.

(12) Dr. Zimmer has been our VP, Business Development from July 31, 2003 until September 1, 2003.

(13) Dr. Zimmer has given up any direct compensation for his short tenure as VP, Business Development. As outside director since September 1, 2003, Dr Zimmer receives no compensation other than the 400,000 common shares of Mymetics the Board has decided to issue him, as disclosed elsewhere in this Form 10-K.

(14) Dr. Fleury has been appointed as our Chief Scientific Officer on November 3, 2003.

(15) Dr. Fleury has given up any direct compensation for the interim period between his formal appointment as our Chief Scientific Officer on November 3, 2003 and January 1, 2004, the reference date of the Consulting Agreement signed by Dr. Fleury, Mymetics and the Centre Hospitalier Universitaire Vaudois (CHUV), with which Dr. Fleury shares his time.

         The Board has decided to issue Dr. Fleury 500,000 common shares of Mymetics in appreciation of his past services and as partial compensation for the sacrifices Dr. Fleury has accepted in terms of compensation and career when he accepted to join the Company.

OPTION GRANTS IN LAST FISCAL YEAR

         On January 31, 2003, Dr. McCann resigned from our Board and as our Chief Executive Officer and President. In connection with Dr. McCann's resignation, the former Board granted him options to purchase 75,000 shares of our common stock at an exercise price of $0.14 per share.

         On May 1, 2003, the former Board granted one of the members of our scientific advisory board, Prabhavathi B. Fernandes, Ph.D., stock options to purchase 150,000 shares of our common stock at an exercise price of U.S. $0.12 per share.

COMPENSATION OF DIRECTORS

         Employee directors are not compensated for their role as directors. Until July 30, 2003, our outside directors received an annual fee of $7,500, a fee of $750 for each meeting they attended and a fee of $250 for each committee meeting they attended. This policy has been temporarily suspended by the new Board, all of the new members, as well as Dr. Serres, having accepted to serve without receiving any direct remuneration until the Company's financial position allows it to resume past practice. As all meetings are now either held by telephone or whenever the directors meet on other business matters, no reimbursement for expenses incurred in attending such meetings are necessary any more.

         Pursuant to our 2001 Stock Option Plan, all directors are entitled to receive stock options pursuant to the terms and provisions of such plan. Until July 30, 2003, the Company practice had been to grant each director (i) 10,000 stock options upon initial election as a director and (ii) 1,250 additional stock options for each subsequent year of service after the initial year. During the fiscal year ended December 31, 2003, 225,000 stock options were granted by the former board to directors under our 2001 Stock Option Plan. We do not expect to grant any such options in the near future. As disclosed elsewhere in this Form

10-K, we have instead issued common shares to certain persons, the involvement of which we consider as crucial to save the Company from its present difficult financial situation.

CONSULTING AGREEMENT WITH MICHAEL ALLIO

         In August, 2001, the former Board entered into a Consulting Agreement with Michael Allio, one of the Company's Directors. Pursuant to this agreement, which was amended by the First Amendment to Consulting Agreement dated August 21, 2002, and the Second Amendment to Consulting Agreement dated April 14, 2003, Mr. Allio agreed to provide Mymetics with strategic management consulting services. Mr. Allio's engagement under this agreement included, without limitation, (i) developing the scope of the business, (ii) establishing a European-North American operations team, (iii) directing and coordinating initial corporate identity and branding efforts, (iv) crafting a coherent business plan, (v) assisting the Company in establishing a viable U.S. identity and (vi) exploring strategic partnerships in the U.S., Europe and possibly elsewhere. In consideration for those services, Mr. Allio was to receive $25,000 per month, plus reimbursement of reasonable business expenses. In addition and pursuant to the Consulting Agreement, as amended, Mr. Allio was granted options to purchase (i) 50,000 shares of our common stock at an exercise price of $2.50 per share (granted as of August 31, 2001) and (ii) 100,000 shares of our common stock at an exercise price of $0.55 per share (granted as of August 21, 2002), all of which are currently vested. The Consulting Agreement could be terminated by either party on 15 days' prior written notice. One of the first decisions made by the new Board of directors was to terminate this Agreement in August 2003.

SERVICES AGREEMENT WITH MFC MERCHANT BANK, S.A.

         In May 2001, the former Board entered into a Services Agreement with MFC Merchant Bank, S.A. ("MFC Bank"), which previously beneficially owned more than 5% of our outstanding common stock. Pursuant to the Services Agreement, MFC Bank agreed to provide Mymetics with the services of Mr. Musacchio, the Company's Secretary, Chief Operating Officer, Chief Financial Officer and a Director. In consideration for such services, MFC Bank was paid Euro 5,000 per month until Mr. Musacchio resigned on July 30, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 2003

         None of our named former executive officers exercised any stock options during 2003. The following table provides information concerning the number and value of unexercised options held by our named executive officer(s) at December 31, 2003.

          Name           Shares        Value          Number of Securities                    Value of
                        Acquired      Realized   Underlying Unexercised Options              Unexercised
                       on Exercise                    at December 31, 2003             In-the-Money Options at
                                                                                        December 31, 2003(3)

                                                  Exercisable    Unexercisable     Exercisable      Unexercisable

    Dr. Pierre-            - -          - -        10,000(1)          - -             - -(4)           - -(4)
    Francois
    Serres
                           - -          - -        1,250(2)           - -             - -(4)           - -(4)

----------

(1) These options are fully vested and exercisable at $3.15 per share.

(2) These options are fully vested and exercisable at $3.50 per share.

(3) The value of unexercised in-the-money options held at December 31, 2003 represents the total gain which an option holder would realize if he or she exercised all of the in-the-money options held at December 31, 2003, and is determined by multiplying the number of shares of common stock underlying the options by the difference between an assumed fair market value per share and the per share option exercise price. An option is in-the-money if the exercise price per share of the option is below the assumed fair market value per share.

(4) The fair market value of the stock underlying these options was $0.05 per share on December 31, 2003, based on the closing market price of our common stock on such date. The exercise price of these options exceeds the fair market value on December 31, 2003. Accordingly, these options were not in-the-money on December 31, 2003.

EMPLOYMENT AGREEMENTS

         On May 3, 2001, Mymetics entered into an employment agreement with Dr. Serres pursuant to which he received a monthly salary of Euro 7,622 (paid by our subsidiary Mymetics S.A.) and normal benefits. In addition, Dr. Serres was permitted to participate in our 2001 Stock Option Plan, as well as receive discretionary bonuses as approved by the Board. On May 5, 2003, Dr. Serres' employment agreement was terminated by the former Board. On July 31, 2003, Dr. Serres was reinstated by the new Board, however on different terms as explained below.

         On March 18, 2002, Mymetics entered into an employment agreement with Dr. McCann, pursuant to which he received an annual salary of one hundred seventy thousand U.S. Dollars ($170,000) and normal benefits. In addition, Dr. McCann was permitted to participate in our 2001 Stock Option Plan, as well as receive discretionary bonuses as approved by the Board. Effective January 31, 2003, Dr. McCann resigned from our Board and as our Chief Executive Officer and President. In connection with Dr. McCann's resignation, the former Board granted him options to purchase 75,000 shares of our common stock at an exercise price of $0.14 per share.

         The new directors and officers elected and/or appointed since July 31, 2003 have agreed to work without the benefit of a written agreement, relying only on general terms agreed by the Board of directors in the matter of compensation, which was set at nil for directors, and at E8,000 per month on a full time basis for officers, plus reimbursement of reasonable travel and other expenses. The actual payment of such amounts shall be deferred until the Company's financial position has been stabilized. The directors and officers have further agreed to work without the benefit of D&O insurance coverage, no insurance company having accepted so far to cover such risks.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All executive officer compensation decisions are made by the Compensation Committee of the Board. The Compensation Committee reviews and recommends the compensation arrangements for officers and other senior level employees, and takes such other action as may be required in connection with the Company's compensation and incentive plans. From January 1, 2003 until July 30, 2003, the members of the Compensation Committee were Mr. Allio, Mr. Demers and Dr. McCann. For part of 2002 and 2003, Dr. McCann served as our chief executive officer. From July 31, 2003, the members of the Compensation Committee were Mr. Rochet, Mr. Lubke, Dr. Serres and Dr. Zimmer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information about the beneficial ownership of our common stock as of March 18, 2004, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to us to be the beneficial owner of more than 5% of our outstanding voting securities; and
(d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

         There were 59,394,454 shares of our common stock outstanding on March 18, 2003. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

         In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2004, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

               NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF
                BENEFICIAL OWNER                 TITLE OF CLASS        BENEFICIAL OWNERSHIP            PERCENT OF CLASS
                ----------------                 --------------        --------------------            ----------------
    Martine Reindle                                     Common               10,819,874 (2)                   7.42%
    CP 18
    CH - 1295 Mies, Switzerland

    Ernst Lubke (1)                                     Common                5,881,638 (2)                   4.03%
    Chief Financial Officer, Secretary and Director

    Christian Rochet (1)                                Common                  377,138 (3)                   0.25%
    Chief Executive Officer, President and Director

    Dr. Sylvain Fleury (1)                              Common                  500,000 (4)                   0.34%
    Chief Scientific Officer

    Prof. Marc Girard (1)                               Common                  400,000 (4)                   0.27%
    Head of Vaccine Development and member of the SAB

    Dr. Robert Zimmer (1)                               Common                  400,000 (4)                   0.27%

    Dr. Pierre-Francois Serres (1)                      Common                6,585,618 (5)                   4.51%
    Head of Exploratory Research and Director


    All current executive officers and                  Common               14,144,394                       9.70%
    directors as a group (3 persons)


----------

(1) Address is Mymetics Corporation, European Executive Office, 14, rue de la Colombiere, CH-1260 Nyon (Switzerland).

(2) Includes 1,797,221 shares of our common stock owned by Aralis Participations S.A. Martine Reindle is the Chairperson, a substantial equity holder and a member of the Board of Directors of Aralis Participations S.A. Ernest Lubke is an officer, a substantial equity holder and a member of the Board of Directors of Aralis Participations S.A. Accordingly, Ms. Reindle and Mr. Lubke may be deemed to have or share voting and/or investment power over the shares of our common stock owned by Aralis Participations S.A.

(3) Acquired prior to being elected as director and appointed as officer.

(4) Granted for services.

(5) Includes 11,250 shares of common stock which Dr. Serres presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         During 2003, there were no transactions (or series of similar transactions), and there are currently no proposed transactions (or series of similar transactions), to which we were, are or will be a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest, other than the transactions described below.

         With the exception noted hereafter (already reported on our Form 10-Q for the quarter ended September 30, 2003), we believe that all of the transactions set forth below were executed on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

CREDIT FACILITY AND RELATIONSHIP WITH MFC MERCHANT BANK S.A.

         MFC Merchant Bank S.A. ("MFC Bank") is a wholly-owned Swiss banking subsidiary of MFC Bancorp Ltd., a Canadian company currently listed on the NASDAQ. MFC Bank has been instrumental in arranging in December 2000: (i) the acquisition of a French biotech company, Hippocampe S.A. (later renamed Mymetics S.A.), and (ii) a credit facility in the amount of Euro 1.3 million. As compensation for its decisive role in this material transaction, MFC Bank received various fees and warrants which allowed it, during 2001 and 2002, to acquire substantially in excess of 5% of the outstanding shares of our common stock. MFC Bank and its parent company MFC Bancorp Ltd., have effectively controlled Mymetics from December 2000 until July 2003. During this period, Mr. Musacchio, the second highest paid officer of MFC Bancorp Ltd. according to that company's filings with the Securities and Exchange Commission, was Mymetics' chief operating officer, chief financial officer, secretary and a member of its Board of directors. During that same period, key Company functions such as budgeting, authorization of vendor agreements and/or payments, accounting and reporting, were either conducted by service companies close to, or by officers provided on a temporary basis by MFC Bancorp Ltd.

         This state of affairs was completely modified in July 2003, when a group of 9 shareholders took control of the Company and replaced all of its directors and officers (with the exception of Dr. Pierre-Francois Serres, the founder of Hippocampe S.A.) with shareholders of the Company. Owing to the materiality of this change, we quote hereafter certain material facts and events that were previously disclosed in our Form 10-Q for the quarter ended September 30, 2003 to the Securities and Exchange Commission, indicating in square brackets and full capitals any material subsequent events or results.

Quote ------------

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

         The reasons for this group of shareholders' decision were the alarming Company disclosures (or absence of disclosures), and in particular:

> the continuously high ratio of general and administrative expenses compared to R&D expenses,

>        the scarcity of significant, published scientific results,

> the refusal of the Board of Directors to acknowledge and act on nominations to the Board of Mymetics of prestigious and well connected personalities, made in August 2001 by Messrs. Rochet and Lubke,

> the apparent inability of the Company to attract new capital following the significant decline of the Company's share price in August 2002,

> the resignation of key executives (the CEO and the VP of development)in February 2003,

> and finally, the unfriendly removal of Dr. Serres, the Company's Founder and Chief Scientific Officer in May 2003.

         The aforementioned shareholders intend to redress the situation by severely limiting G&A expenses, in particular salaries, consulting fees and travel expenses, and to devote a higher proportion of funds to the Company's core business, i.e. R&D related to AIDS and other autoimmune related pathologies. [THE NEW DIRECTORS AND OFFICERS HAVE ACCEPTED COMPENSATIONS WHICH REPRESENT APPROXIMATELY ONE THIRD OF WHAT OUR FORMER DIRECTOR AND INTERIM CEO HAD RECEIVED AS FEES UP UNTIL HIS LAST DAY IN OFFICE. THEY HAVE ALSO ACCEPTED THE DEFERRAL OF ACTUAL PAYMENT OF THEIR COMPENSATION UNTIL THE COMPANY CAN SAFELY PAY THEM AND FURTHER ACCEPTED TO WORK WITHOUT THE BENEFIT OF D&O INSURANCE. TRAVEL EXPENSES HAVE BEEN REDUCED TO THE BAREST MINIMUM, IN PARTICULAR AS REGARDS TRANSATLANTIC TRAVEL. ALL BOARD MEETINGS ARE NOW HELD BY TELEPHONE. OFFICE EXPENSES HAVE BEEN DRATICALLY REDUCED. RECOURSE TO OUTSIDE SERVICE PROVIDERS HAS BEEN LIMITED TO THE BARE MINIMUM, WITH MORE WORK DONE IN-HOUSE RATHER THAN BEING OUTSOURCED TO EXPENSIVE SERVICE PROVIDERS. WE EXPECT TO OPERATE IN THIS MODE UNTIL THE COMPANY HAS FULLY RECOVERED, AND MAINTAIN A MODEST WAY OF LIFE BEYOND THAT, IN RESPECT OF OUR STAKEHOLDERS].

         To achieve this goal, we can rely on the backing of some prominent personalities in matters of AIDS, such as Mr. Jacques Martin, former CEO of Laboratoires Merieux, member of the Board of the IAVI and CEO of the vaccine Fund chaired by Mr. Nelson Mandela, and Professor Marc Girard, former CSO of Laboratoires Merieux, present CEO of the Merieux Foundation, a most respected expert on vaccines. [MR. MARTIN HAS BEEN INSTRUMENTAL IN OUR ABILITY TO GAIN ACCESS TO KEY PLAYERS IN THE WORLD OF HIV-AIDS. THE APPOINTMENT OF PROFESSOR MARC GIRARD AS HEAD OF OUR VACCINE DEVELOPMENT AND MEMBER OF OUR SCIENTIFIC BOARD AS BEEN REPORTED IN OUR FORM 8-K DATED FEBRUARY 20, 2004]

         On July 24, 2003, a letter formally requesting the resignation of the Company Directors and Officers (except Dr. Serres) was sent by said group of shareholders to the Company Counsel, following which new Directors were elected and new Officers appointed on July 30 and 31, 2003. A management audit of the Company's position, procedures, operations and material transactions since July 20, 2003 was immediately performed. Critical findings and subsequent, related events since our takeover are listed hereafter.

> On July 28, 2003, Messrs. Michael K. Allio (Director, interim President and CEO) and John M. Musacchio (Director, COO, CFO and Secretary of the Mymetics) closed all the "Non MFC" bank accounts of Mymetics Corporation and transferred their remaining cash balances to the Company's account with MFC Merchant Bank SA. It is worth noting that according to various filings of MFC Bancorp, a US publicly traded Canadian company and the dominant shareholder of MFC Merchant Bank SA, Mr. John M. Musacchio, is also a Vice president of MFC Bancorp Ltd., in fact its second highest paid officer as of December 31, 2002.

> On July 30, Messrs. Michael K. Allio and John M. Musacchio executed on behalf of the Company (the Borrower) a second amendment to the existing credit facility agreement with MFC Merchant Bank SA (the Lender) and MFC Bancorp Ltd. (Guarantor). Purpose of this amendment was essentially to: (i) increase the principal amount from E3,000,000 to E3,150,000,
         (ii) convert the credit facility from "Term Credit" to "On Demand Credit" and (iii) reaffirm and strengthen the bank's lien on substantially all of the Company's Intellectual Property. We believe that this so-called second amendment to the credit facility agreement, which considerably increases the domination of the MFC group over the Company, could not have been negotiated and executed on such short notice if Mr. John M. Musacchio had not been a party to both sides of the amendment, or in other words, we do not consider this amendment as having been negotiated and concluded at arm's length by the former management of Mymetics Corporation.

> On September 19, 2003, MFC Merchant Bank SA formally cancelled its 3.2 ME credit facility.

> On October 8, 2003, Messrs. Christian Rochet and Ernst Lubke met with the management of MFC Merchant Bank SA to discuss the latest developments and in particular, to draw the bank's attention to the fact that the Company was in immediate danger of losing its key Intellectual Property as a result of its inability to pay certain creditors following the bank's decision to cancel its recently amended credit facility. Indeed, The Intellectual Property counsel was denying any further services to the Company, which faced the risk of losing certain key US patent applications. In addition, former unpaid staff members of our French subsidiary had initiated legal action against their former employer, who could be put into forced receivership as a result of its inability to pay what was legally due to them. Such a development would represent a real threat to the Company's ability to continue as a going concern because Mymetics SA, our French subsidiary, is the legal owner of certain key Mymetics patents. Despite these pressing facts, Messrs. Rochet and Libke were informed that the banks' decision to cancel the credit facility was final. However, after a personal plea by Mr. Jacques-Francois Martin, the bank agreed that repayment of the cancelled loan would not be requested before June 30, 2004. [ALL IMMEDIATE THREATS TO THE FRENCH SUBSIDIARY'S SURVIVAL HAVE BEEN REMOVED].

> On November 4, 2003, MFC Merchant Bank SA confirmed its decision not to request repayment of the outstanding cancelled credit facility amount before June 30, 2004.

> On November 13, 2003, MFC Merchant Bank SA also accepted our analysis that our IP portfolio was being jeopardized due to our inability to make payments of patent registration and/or renewal fees as well as our inability to meet the expenses of prosecution of critical outstanding patent application. As a result, MFC Merchant Bank SA, which holds a lien on substantially all our IP portfolio as explained above, has instructed our IP counsel to prepare a docket of actions needed to maintain our portfolio and confirmed that it would make all payments required to that effect, such sums to be added to the balance of the cancelled credit line previously mentioned. The bank however refused to consider any rescue plan for our French subsidiary, claiming it did not own any significant assets any more and could therefore be left to become bankrupt. We took issue with this analysis and pleaded in vain that the bank reconsiders its position on this account, but to no avail.

         On December 8, 2003, we learned from our IP counsel that on June 25, 2003, a key US patent owned by our French subsidiary had been sold and assigned to Mymetics Corporation "for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged". It appears so far that this transfer was only authorized by the former CEO of our French subsidiary, without authority being granted to her by the company Board ("Conseil de Surveillance"), as required by French law. As regards adequate consideration, no traces of either a reasonable contract nor any other evidence have been found so far in the records of either companies. The auditor of our French subsidiary ("Commissaires aux Comptes"), who enjoys a wide and compelling role of whistle blower under French Law, believes that such patent transfer is likely to be interpreted by French tax authorities as criminal misuse of Company property and tax evasion. In a formal letter dated December 9, 2003 and addressed to the French company's management, he demands that all details of this transaction be made available to him no later than December 31, 2003, failing which he would be compelled to submit the case to the Attorney General ("Procureur General de la Republique"). We intend of course to heed to that request and to cooperate fully with any investigation that might follow. [WE HAVE MEANWHILE COMPLIED WITH OUR FRENCH AUDITOR'S DEMANDS].

> Last but not least, the late filing of this Form 10-Q was due to the difficulties we faced in assembling all the required data under the hardship described above, but also to the fact that critical service firms needed to do so in accordance with US regulations were denying us their services until their outstanding invoices were settled. [NORMAL RELATIONS WITH OUR KEY SERVICE PROVIDERS HAVE SINCE BEEN RESUMED]

         Now, despite all of the above and the fact that several key scientific partners of the Company have not been paid, some of them since early 2003, Mymetics has been able to show significant results based on Dr. Pierre-Francois Serres hypothesis, and most notably:

>        A "world's first" in the pursuit of a universal vaccine against AIDS:
         the successful synthesis, in an economically sustainable and scalable fashion, of a stable trimeric form of gp41, the HIV's membrane protein now regarded by several key scientists as having the highest potential as a base for a successful AIDS vaccine.

> The successful synthesis of short and economically feasible therapeutic anti-HIV peptides, having the potential to become serious competitors to some of today's most successful, but problems beset, antiviral drugs. [WE HAVE INITIATED DISCUSSIONS WITH A MAJOR LEADER IN SUCH ANTIVIRAL THERAPY WHO IS CURRENTLY FACING SERIOUS PROBLEMS WITH SAID PRODUCT].

         Since taking office on July 31, 2003, the new Directors and Officers of the Company have achieved some significant results despite the absence of cash and/or credit facilities, and in particular:

> Presentation during the "AIDS Vaccine 2003" venue in New York of our scientific results to several key scientists of the US National Institute of Health (NIH) and other public and private AIDS research institutes. As a result of such presentations, we have been offered to cooperate with certain key institutes such as SCRIPPS and been invited to apply for initial NIH AIDS related grants. [WE HAVE SINCE SIGNED AN INITIAL AGREEMENT WITH SCRIPPS AND APPLIED FOR A FIRST NIAID GRANT AIMED AT OBTAINING DECISIVE SCIENTIFIC PROOFS OF CONCEPT WITHIN A LIMITED TIME FRAME].

> Successful discussions with several outstanding and high profile scientists and managers who accepted to join the Company as soon as its current cash crisis is resolved. [THE APPOINTMENT OF PROFESSOR MARC GIRARD AS HEAD OF OUR VACCINE DEVELOPMENT AND MEMBER OF OUR SCIENTIFIC BOARD AS BEEN REPORTED IN OUR FORM 8-K DATED FEBRUARY 20, 2004]

> Initiation of partnership discussion with pharmaceutical companies, all world leaders in the respective human or veterinary vaccine related
         (AIDS) fields. [DISCUSSIONS WITH THREE SUCH POTENTIAL PARTNERS WILL BE CONDITIONNED BY THE INITIAL RESULTS FROM OUR RECENTLY INITIATED SCIENTIFIC TRIALS, SOME OF WHICH COULD HAVE BEEN COMPLETED LONG BEFORE JULY 31, 2003]

> Initiation of discussions with three potential new investors willing in principle to acquire from the Company 1 million shares at USD 0.10 per share. Such discussions are nevertheless hampered by the fact that only publicly available data such as past Company filings, published scientific papers and patents, could be produced and used to convince said potential investors. In addition, critical partners needed to execute such transactions such as legal counsel, were unwilling to provide the services needed to perform such transactions in accordance with US regulations. We are nevertheless hopeful that such discussions will proceed and be successful after this 10-Q filing has been made. [FOUR NEW INVESTORS HAVE SINCE ACQUIRED 6 MILLION COMMON SHARES OF THE COMPANY AT APPROXIMATELY $.10 PER SHARE, PLUS WARRANTS FOR THE SAME NUMBER OF SHARES AT THE SAME PRICE TO BE EXERCIZED BEFORE JULY 31, 2004, AS REPORTED IN OUR FORMS 8-K DATED FEBRUARY 20 AND MARCH 22, 2004]

--------- Unquote

Despite limited means and impressive hurdles to overcome, we have been able since July 31, 2003 to graduate from an assured crash to a (still) bumpy ride. In more practical terms, we have been able to (i) attract four new investors,
(ii) remove all immediate threats of bankruptcy or forced liquidation, (iii) normalize our relations with our critical suppliers of scientific or corporate services, (iv) launch critical scientific tests aimed at reinforcing our position in the discussions we have initiated with certain pharmaceutical companies, (v) gain reasonable assurance that results will be encouraging, never forgetting however that biology remains a complex and largely unpredictable science, and (vi) applied for grants from public and private donors.

We intend to devote in the future more time and efforts to grant applications (which are very time consuming), as such sources of funds are non dilutive by essence. We believe that our chances of obtaining such funds in a reasonable time span are high enough to continue justifying our directors' and officers' efforts and personal sacrifices.

Despite our efforts and achievements, we have no reasonable hope to be able to reimburse the Euro 3.2 million credit facility due to MFC Bank on or before its present due date of June 30, 2004, and have no assurance that MFC Bank will accept to renegotiate it on terms acceptable to us.

COMPENSATION AND SERVICES AGREEMENTS

         In May 2001, Mymetics entered into a services agreement with MFC Merchant Bank S.A. pursuant to which MFC Merchant Bank S.A. agreed to provide the Company with the services of Mr. Musacchio to act as Chief Operating Officer, Chief Financial Officer, Secretary and a member of our board of directors. As explained above, Mr. Musacchio resigned all his positions with the Company and its affiliates on July 30, 2003, effectively terminating the service agreement between Mymetics and MFC Merchant Bank S.A.

         We have entered into compensation arrangements with certain of our directors. The terms of these arrangements are described in more detail under "Compensation of Directors"

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information about the fees billed to the registrant for professional services rendered by Peterson Sullivan PLLC during fiscal 2003 and 2002:

                                          2003            2002
                                        --------        --------
             Audit Fees                 $ 30,461        $ 34,030
             Audit-Related Fees                -               -
             Tax Fees                   $ 20,547          22,572
             All Other Fees                    -               -
                                        --------        --------
             Total                      $ 51,008        $ 56,602
                                        ========        ========

Audit Fees. Audit fees consist of fees for the audit of the registrant's annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported as Audit Fees. During fiscal 2003 and 2002, the services provided in this category included due diligence reviews, audits of employee benefit funds, and consulting on accounting standards and transactions.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2003 and 2002, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approves all services to be provided by Sullivan Peterson PLLC.

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

         3(ii)  Bylaws (7)

         4.1    Form of Specimen Stock Certificate (8)

         4.2    Form of letter regarding Warrant

         4.3    Form of Share Exchange Agreement

         9.1 Voting and Exchange Trust Agreement dated March 28, 2001, Among the Corporation, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

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

         10.7 Preferred Stock Conversion Agreement dated December 21, 2000, between the Corporation and Dresden Papier GmbH (11)

         10.8 Assignment Agreement dated December 29, 2000, among the Corporation, Mymetics S.A. and MFC Merchant Bank S.A. (1)

         10.9 Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Corporation (1)

         10.10 Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Corporation (16)

         10.11 Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Corporation (16)

         10.12 Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Corporation (16)

         10.13 Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

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

         10.17  Amended 1994 Stock Option Plan (13)

         10.18  2001 ICHOR Corporation Stock Option Plan (7)

         10.19 Employment Agreement dated March 18, 2002, between the Corporation and Peter P. McCann (14)

         10.20 Consulting Agreement dated August 31, 2001, between the Corporation and Michael K. Allio (8)

         10.21 Amendment to Consulting Agreement dated August 21, 2002, between the Corporation and Michael K. Allio (16)

         10.22 Employment Agreement dated March 18, 2002, between the Corporation and Dr. Joseph D. Mosca (15)

         10.23 Separation Agreement and Release dated January 31, 2003, between the Corporation and Peter P. McCann (16)

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

         10.25 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Michael K. Allio (8)

         10.26 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and John M. Musacchio (8)

         10.27 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Patrice Pactol (8)

         10.28 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Pierre-Francois Serres (8)

         10.29 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Pierre-Francois Serres (16)

         10.30 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Patrice Pactol (16)

         10.31 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Robert Demers (16)

         10.32 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and John M. Musacchio (16)

         10.33 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Michael K. Allio (16)

         10.34 Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Corporation and Michael K. Allio (16)

         10.35 Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Corporation and Peter P. McCann (16)

         10.36 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Peter P. McCann (16)

         10.37 Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Corporation and Peter P. McCann (16)

         10.38 Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Corporation and MFC Merchant Bank S.A. (16)

         11.1   Statement Regarding Calculation of Per Share Earnings.

         21.1   List of Subsidiaries

         24.1   Powers of Attorney (included on the signature page hereto)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

         32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2001, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2002, and filed with the Securities and Exchange Commission on March 27, 2003.


         (b)     Reports on Form 8-K

                 None.

PETERSON SULLIVAN PLLC
601 UNION STREET SUITE 2300 SEATTLE WA 98101 (206) 382-7777 FAX 382-7700

                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Mymetics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001, and for the period from May 2, 1990 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, and for the period from May 2, 1990 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying 2003 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenues which resulted in significant losses being incurred. Further, the Company has a note payable amounting to E3,127 which is due June 30, 2004, where there is no assurance that the note may be paid, extended, restructured or refinanced. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Peterson Sullivan PLLC

Peterson Sullivan PLLC
Seattle, Washington
March 18, 2004

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                             (In Thousands of Euros)

              ASSETS                                              2003                 2002
                                                                ---------           ---------
Current Assets
     Cash                                                       E     125           E     183
     Receivables                                                      100                  59
     Prepaid expenses                                                   6                  36
                                                                ---------           ---------
              Total current assets                                    231                 278
Patents                                                               136                 199
                                                                ---------           ---------
                                                                E     367           E     477
                                                                =========           =========
              LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
     Accounts payable                                           E   1,232           E     452
     Taxes and social costs payable                                    53                 119
     Note payable                                                   3,127               1,989
     Other                                                            113                  24
                                                                ---------           ---------
              Total current liabilities                             4,525               2,584
Payable to Shareholders                                               242                 242
                                                                ---------           ---------
              Total liabilities                                     4,767               2,826
Shareholders' Equity
     Common stock, U.S. $.01 par value; 80,000,000 shares
        authorized; issued and outstanding 54,344,454
        at December 31, 2003 and 50,944,505 at
        December 31, 2002                                             607                 579
     Additional paid-in capital                                    18,142              17,888
     Deficit accumulated during the development stage             (23,799)            (21,013)
     Accumulated other comprehensive income                           650                 197
                                                                ---------           ---------
                                                                   (4,400)             (2,349)
                                                                ---------           ---------
                                                                E     367           E     477
                                                                =========           =========


   The accompanying notes are an integral part of these financial statements.

                     MYMETICS CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Years Ended December 31, 2003, 2002 and 2001,
        and the Period from May 2, 1990 (Inception) to December 31, 2003
                 (In Thousands of Euros, Except Per Share Data)

                                                                                               Total
                                                                                            Accumulated
                                                                                              During
                                                                                            Development
                                                                                               Stage
                                                                                          (May 2, 1990 to
                                                                                            December 31,
                                               2003            2002            2001            2003)
                                             ---------       ---------       ---------      ----------
Revenues
     Sales                                   E       -       E       -       E         -    E      224
     Interest                                        -               8              26              34
                                             ---------       ---------       ---------      ----------
                                                     -               8              26             258
Expenses
     Research and development                    1,263           1,878             482           3,985
     General and administrative                  1,090           1,293           1,034           3,998
     Bank fee                                        -              63          14,063          14,932
     Interest                                      176              60              79             331
     Goodwill impairment                             -             209               -             209
     Amortization                                   64              64              51             322
     Directors' fees                               193              63              18             274
                                             ---------       ---------       ---------      ----------
                                                 2,786           3,630          15,727          24,051
                                             ---------       ---------       ---------      ----------
Loss before income tax provision                (2,786)         (3,622)        (15,701)        (23,793)
Income tax provision                                 -               -               -               6
                                             ---------       ---------       ---------      ----------
           Net loss                             (2,786)         (3,622)        (15,701)        (23,799)
Other comprehensive income
     Foreign currency translation
        adjustment                                 453              97             100             650
                                             ---------       ---------       ---------      ----------
Comprehensive loss                           E  (2,333)      E  (3,525)      E (15,601)     E  (23,149)
                                             =========       =========       =========      ==========
Basic and diluted loss per share             E   (0.05)      E   (0.07)      E   (0.37)     E    (0.65)
                                             =========       =========       =========      ==========




   The accompanying notes are an integral part of these financial statements.

                     MYMETICS CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the Period from May 2, 1990 (Inception) to December 31, 2003
                            (In Thousands of Euros)

                                                                                 Date of           Number of
                                                                               Transaction           Shares      Par Value
                                                                              -------------       ------------   ----------
Balance at May 2, 1990                                                                                           E     -
     Shares issued for cash                                                     June 1990           33,311,361       119
     Net losses to December 31, 1999                                                                         -         -
                                                                                                  ------------   -------
Balance at December 31, 1999                                                                        33,311,361       119
     Bank fee                                                                                                -         -
     Net loss for the year                                                                                   -         -
                                                                                                  ------------   -------
Balance at December 31, 2000                                                                        33,311,361       119
     Effect on capital structure resulting from a business combination          March 2001           8,165,830       354
     Issuance of stock purchase warrants for bank fee                           March 2001                   -         -
     Issuance of shares for bank fee                                            March 2001           1,800,000        21
     Issuance of shares for bank fee                                            June 2001              225,144         3
     Issuance of shares for cash                                                June 2001            1,333,333        15
     Exercise of stock purchase warrants in repayment of debt                   June 2001            1,176,294        13
     Exercise of stock purchase warrants for cash                             December 2001          3,250,000        37
     Net loss for the year                                                                                   -         -
     Translation adjustment                                                                                  -         -
                                                                                                  ------------   -------
Balance at December 31, 2001                                                                        49,261,962       562
     Exercise of stock options                                                  March 2002              10,000         -
     Issuance of stock purchase warrants for bank fee                           June 2002                    -         -
     Exercise of stock purchase warrants in repayment of debt and
        for cash                                                                July 2002            1,625,567        16
     Issuance of remaining shares from 2001 business combination               August 2002              46,976         1
     Net loss for the year                                                                                   -         -
     Translation adjustment                                                                                  -         -
                                                                                                  ------------   -------
Balance at December 31, 2002                                                                        50,944,505       579
     Issuance of shares for services                                          September 2003           400,000         4
     Shares retired                                                            October 2003                (51)        -
     Issuance of shares for services                                          November 2003          1,500,000        12
     Issuance of shares for cash                                              December 2003          1,500,000        12
     Issuance of stock purchase warrants for financing fee                    December 2003                  -         -
     Net loss for the year                                                                                   -         -
     Translation adjustment                                                                                  -         -
                                                                                                  ------------   -------
Balance at December 31, 2003                                                                        54,344,454   E   607
                                                                                                  ============   =======

                                                                                                              Accumulated
                                                                                                                 Other
                                                                                              Deficit         Comprehensive
                                                                                            Accumulated     Income - Foreign
                                                                            Additional      During the          Currency
                                                                              Paid-in       Development       Translation
                                                                              Capital          Stage           Adjustment
                                                                            -----------   ---------------   ----------------
Balance at May 2, 1990                                                      E         -    E         -           E     -
     Shares issued for cash                                                           -              -                 -
     Net losses to December 31, 1999                                                  -           (376)                -
                                                                            -----------   ------------           -------
Balance at December 31, 1999                                                          -           (376)                -
     Bank fee                                                                       806              -                 -
     Net loss for the year                                                            -         (1,314)                -
                                                                            -----------   ------------           -------
Balance at December 31, 2000                                                        806         (1,690)                -
     Effect on capital structure resulting from a business combination             (354)             -                 -
     Issuance of stock purchase warrants for bank fee                            14,063              -                 -
     Issuance of shares for bank fee                                                (21)             -                 -
     Issuance of shares for bank fee                                                 (3)             -                 -
     Issuance of shares for cash                                                  2,109              -                 -
     Exercise of stock purchase warrants in repayment of debt                       259              -                 -
     Exercise of stock purchase warrants for cash                                   563              -                 -
     Net loss for the year                                                            -        (15,701)                -
     Translation adjustment                                                           -              -               100
                                                                            -----------   ------------           -------
Balance at December 31, 2001                                                     17,422        (17,391)              100
     Exercise of stock options                                                        8              -                 -
     Issuance of stock purchase warrants for bank fee                                63              -                 -
     Exercise of stock purchase warrants in repayment of debt                       396              -                 -
     Issuance of remaining shares from 2001 business combination                     (1)             -                 -
     Net loss for the year                                                            -         (3,622)                -
     Translation adjustment                                                           -              -                97
                                                                            -----------   ------------           -------
Balance at December 31, 2002                                                     17,888        (21,013)              197
Issuance of shares for services                                                      29              -                 -
     Shares retired                                                                   -              -                 -
     Issuance of shares for services                                                100              -                 -
     Issuance of shares for cash                                                    113              -                 -
     Issuance of stock purchase warrants for financing fee                           12              -                 -
     Net loss for the year                                                            -         (2,786)                -
     Translation adjustment                                                           -              -               453
                                                                            -----------   ------------           -------
Balance at December 31, 2003                                                E    18,142    E   (23,799)          E   650
                                                                            ===========   ============           =======






                                                                                 Total
                                                                              ------------
Balance at May 2, 1990                                                         E         -
     Shares issued for cash                                                            119
     Net losses to December 31, 1999                                                  (376)
                                                                              ------------
Balance at December 31, 1999                                                          (257)
     Bank fee                                                                          806
     Net loss for the year                                                          (1,314)
                                                                              ------------
Balance at December 31, 2000                                                          (765)
     Effect on capital structure resulting from a business combination                   -
     Issuance of stock purchase warrants for bank fee                               14,063
     Issuance of shares for bank fee                                                     -
     Issuance of shares for bank fee                                                     -
     Issuance of shares for cash                                                     2,124
     Exercise of stock purchase warrants in repayment of debt                          272
     Exercise of stock purchase warrants for cash                                      600
     Net loss for the year                                                         (15,701)
     Translation adjustment                                                            100
                                                                              ------------
Balance at December 31, 2001                                                           693
     Exercise of stock options                                                           8
     Issuance of stock purchase warrants for bank fee                                   63
     Exercise of stock purchase warrants in repayment of debt                          412
     Issuance of remaining shares from 2001 business combination                         -
     Net loss for the year                                                          (3,622)
     Translation adjustment                                                             97
                                                                              ------------
Balance at December 31, 2002                                                        (2,349)
Issuance of shares for services                                                         33
     Shares retired                                                                      -
     Issuance of shares for services                                                   112
     Issuance of shares for cash                                                       125
     Issuance of stock purchase warrants for financing fee                              12
     Net loss for the year                                                          (2,786)
     Translation adjustment                                                            453
                                                                              -------------
Balance at December 31, 2003                                                   E    (4,400)
                                                                              ============



   The accompanying notes are an integral part of these financial statements.

                     MYMETICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2003, 2002 and 2001 and the Period
               from May 2, 1990 (Inception) to December 31, 2003
                            (In Thousands of Euros)

                                                                                                                 Total
                                                                                                              Accumulated
                                                                                                                During
                                                                                                              Development
                                                                                                                 Stage
                                                                                                            (May 2, 1990 to
                                                                                                              December 31,
                                                                  2003           2002           2001             2003)
                                                               ----------     ----------     ----------     ---------------

Cash Flows from Operating Activities
     Net loss                                                  E   (2,786)    E   (3,622)  E    (15,701)      E (23,799)
     Adjustments to reconcile net loss to net cash
        used in operating activities Amortization                      64             64             51             322
        Goodwill impairment                                             -            209              -             209
        Fees paid in warrants                                          12             63         14,063          14,138
        Services and fees paid in common stock                        145              -              -             951
        Changes in current assets and liabilities
           net of effects from reverse purchase
           Receivables                                                (41)           (10)            53             (62)
           Accounts payable                                           780             16           (508)            934
           Taxes and social costs payable                             (66)            36            (26)             53
           Other                                                      119              9             68             155
                                                               ----------     ----------     ----------       ---------
              Net cash used in operating activities                (1,773)        (3,235)        (2,000)         (7,099)

Cash Flows from Investing Activities
     Patents and other                                                 (1)          (102)           (45)           (338)
     Short-term investments                                             -            354           (205)              -
     Cash acquired in reverse purchase                                  -              -             13              13
                                                               ----------     ----------     ----------       ---------
              Net cash provided by (used in)
                  investing activities                                 (1)           252           (237)           (325)
Cash Flows from Financing Activities
     Proceeds from the issuance of common stock                       125              8          2,724           2,976
     Borrowings from shareholders                                       -              -              -             242
     Increase in note payable and other
        short-term advances                                         1,138          2,173            116           3,811
     Loan fees                                                          -              -              -            (130)
                                                               ----------     ----------     ----------       ---------
              Net cash provided by financing activities             1,263          2,181          2,840           6,899
Effect of exchange rate changes on cash                               453             97            100             650
                                                               ----------     ----------     ----------       ---------
              Net increase (decrease) in cash                         (58)          (705)           703             125
Cash, beginning of period                                             183            888            185               -
                                                               ----------     ----------     ----------       ---------
Cash, end of period                                            E      125     E      183     E      888       E     125
                                                               ==========     ==========     ==========       =========


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

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2003, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity of E4,400 at December 31, 2003. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company has a note payable amounting to E3,127 which is due June 30, 2004, where there is no current source of cash to pay it when due. Management is planning to negociate a further extension of the due date, restructure the note terms or refinance it. But there can be no assurance that management will be successful in any of these efforts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because a substantial portion of the Company's activities have been conducted in Europe.

Cash

Cash deposits are occasionally in excess of insured amounts. Interest paid was E176 in 2003, E60 in 2002 and E42 in 2001. The Company has paid no income tax since its inception.

Revenue Recognition

The Company records the sale of products when the products are delivered and the Company has only a security interest in the products should a customer default on payment.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2003 and 2002, are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 51,285,044 for the year ended December 31, 2003, 50,045,658 for the year ended December 31, 2002, and 42,459,784 for the year ended December 31, 2001. The weighted average number of shares for the period May 2, 1990 through December 31, 2003, was 36,520,581. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 6. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option or warrant. This compensation cost is recognized ratably over the vesting period. In accordance with APB No. 25, the Company records compensation costs only for stock options issued to non-employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                             Total Accumulated
                                                                                             During Development
                                                                                             Stage (May 2, 1990
                                                   2003           2002           2001        to December 31, 2003)
                                                ----------     ----------     ----------     ---------------------

Net Income (Loss)
-----------------
    As reported                                 E  (2,786)    E   (3,622)     E (15,701)          E    (23,799)
    Deduct: Total stock-based employee
       compensation expense determined under
       fair value based methods for all
       awards, net of any related tax effects         (27)           (72)          (221)                  (320)
                                                ----------     ----------     ----------         -------------

    Pro forma                                   E  (2,813)        (3,694)     E (15,922)         E    (24,119)
                                                ==========     ==========     ==========         =============
Basic and Diluted Earnings (Loss) Per Share
-------------------------------------------
    As reported                                 E    (.05)     E    (.07)    E     (.37)         E       (.65)
    Pro forma                                   E    (.05)     E    (.07)    E     (.38)         E       (.66)

The fair value of each option granted was estimated for proforma purposes on the grant date using the Black-Scholes model (use of this model for proforma purposes is not intended to indicate the value of the Company as a whole). The assumptions used in calculating fair value are as follows:

                                                      2003                        2002                        2001
                                                ---------------              ----------------           ----------------
Risk-free interest rate                              4.00%                       4.75%                       4.5%
Expected life of the options                        7 years                     7 years                    8 years
Expected volatility                             164.02%-206.16%              71.10% - 243.12%           63.91% - 160.97%
Expected dividend yield                                0%                          0%                         0%

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

The Company has offered 2,000,000 common shares to an individual upon acceptance of an offer as board chairman. The fair value of these shares was approximately E33 at December 31, 2003. These shares have not been considered issued for purposes of these financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2002 financial statement amounts in order for them to conform to current year presentation.

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 147 gives guidance on accounting for the acquisition of financial institutions (effective for acquisitions on or after October 1, 2002). SFAS No. 148 clarifies treatment of stock-based compensation (effective for fiscal years ending after December 15, 2002). SFAS No. 149 amends existing standards on derivatives (effective for derivatives entered into or modified after June 30, 2003). SFAS No. 150 gives guidance on the accounting for certain financial instruments with characteristics of both liabilities and equity (effective for financial instruments entered into after May 31, 2003). Financial Accounting Standards Board Interpretation No. 46 requires consolidation of certain variable interest entities (effective for fiscal years ending after December 15, 2003). These new standards do not have an effect on the Company's consolidated financial statements.

Note 2. Receivables

                                                     2003           2002
                                                   ---------     ----------

Trade receivables (including E23 from a
    shareholder in 2003 and 2002)                  E     37      E       37
Value added tax                                          72              41
Other                                                    20              15
                                                   --------      ----------

                                                        129              93
Allowance for doubtful accounts (including
    E23 from a shareholder in 2003 and 2002)            (29)            (34)
                                                   --------      ----------

                                                   E    100      E       59
                                                   ========      ==========

Note 3. Goodwill and Other Intangible Assets

Prior to January 1, 2002, the Company was amortizing goodwill over a five-year period. In accordance with current accounting standards, goodwill is not to be amortized beginning January 1, 2002. Goodwill was acquired during 2001 at a cost of E247 and amortization amounted to E38 for the year ended December 31, 2001. Had goodwill not been amortized in 2001, net loss would have amounted to E(15,663) and basic and diluted loss per share would not have changed. No additional acquisitions have occurred. Based on a review of the fair value of the Company's only reporting unit at December 31, 2002, management has determined that the goodwill is fully impaired. Accordingly, an impairment loss was recorded in the 2002 statement of operations.

Other intangible assets consist of patents which are stated at cost of the fees paid to the French patent office. At December 31, 2003 and 2002, the carrying amount of patents was E136 and E199 net of accumulated amortization of E189 and E125, respectively. Amortization expense relating to patents was E64, E64 and E13 for 2003, 2002 and 2001, respectively. Amortization expense is expected to amount to E64 during each of the next two years and E8 during 2006, which will completely amortize this asset.

Note 4. Transactions With Affiliates

During 2000, the Company agreed to pay a fee in common stock to MFC Merchant Bank SA ("MFC Bank") for services provided in a business combination transaction. The parent of MFC Bank is a shareholder of the Company. The common shares were not issued in 2000. The fair value of the shares at the measurement date, amounting to E806 (which may not be indicative of the value of the Company as a whole), was included in additional paid-in capital at December 31, 2000. In 2001, a total of 2,025,144 common shares were issued to MFC Bank which resulted in E24 being reclassified to common stock based on the par value of the shares. The Company has a non-revolving term credit facility with MFC Bank which allowed the Company to borrow up to E3,150 at LIBOR plus 4% (approximately 6.1 % at December 31, 2003) repayable on June 30, 2004, as extended, collateralized by all of the Company's assets plus any future patents. The Company owed E3,127 and E1,989 under this facility as of December 31, 2003 and 2002, respectively. The fair value of this note approximates carrying value because the note is short-term and has a market rate of interest.

The Company incurred fees of E37 and E155 to MFC Bank in 2003 and 2002, respectively, related to management services.

In March 2001, the Company granted warrants under the agreements with MFC Bank which entitled MFC Bank to purchase 6,001,693 of the Company's common shares. The warrants allowed MFC Bank to convert to shares an amount equal to the maximum of the credit facility including unpaid interest plus the arrangement and retainer fees. The warrants are exercisable within a three-year period beginning August 2000 at approximately E.2319 per common share. The fair value of the beneficial conversion feature amounting to E14,063 (which may not be indicative of the value of the Company as a whole) was calculated on March 28, 2001, the grant date, using the Black-Scholes model. This amount was recorded as paid-in capital of E14,063 and allocated to bank fee expense in 2001. During 2001, MFC Bank exercised warrants to acquire 1,176,294 common shares in exchange for the arrangement fee and the retainer fee plus E52 in accrued interest. MFC also exercised warrants to acquire 3,250,000 common shares for cash in 2001. In 2002, the Company granted 26,775 additional warrants under the original agreements with MFC Bank. The fair value of the beneficial conversion feature on these warrants was calculated using the Black-Scholes model which amounted to E63. This amount was recorded as paid-in capital of E63 and allocated to bank fee expense in 2002. During 2002, MFC Bank exercised the remaining warrants to acquire 1,602,174 common shares. This resulted in a decrease of E372 due on the revolving term credit facility with MFC Bank. This is a non-cash transaction for purposes of the statement of cash flows.

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

In July 2003 the Company sold a nonoperating subsidiary to an affiliate of MFC Bank for cash of E25, resulting in no gain or loss.

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

During 2003 and 2002, the Company incurred fees to its Chairman of E239 and E275 for consulting from a company owned by him, and E27 in 2001 from a company owned by the former Chief Financial Officer of the Company. Accounts payable at December 31, 2002, includes E23 of these fees.

Note 5. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                      2003           2002           2001
                                                   ---------      ----------      ----------

U.S. Federal statutory rates on loss from
    operations                                     E    (947)     E   (1,231)     E   (5,338)

Nondeductible fee paid in warrants and common
    stock                                                 50              21           4,781

Effect of exchange rate changes on
   U.S. net operating loss
   carryforward                                          242             101               -

Change in valuation allowance                            582           1,114             514

Other                                                     73              (5)             43
                                                   ---------      ----------      ----------

Income tax expense                                 E       -      E        -      E        -
                                                   =========      ==========      ==========

Deferred tax asset is composed of the following:

                                                                           2003             2002
                                                                        -----------      ----------

Difference in book and tax basis of amounts payable to shareholder      E        82      E       82

Net operating loss carryforwards
    United States                                                             1,373           1,063
    France                                                                      787             515
                                                                        -----------      ----------

                                                                              2,242           1,660
Less valuation allowance for deferred tax asset                              (2,242)         (1,660)
                                                                        -----------      ----------

Net deferred tax asset                                                  E         -      E        -
                                                                        ===========      ==========

The Company's provision for income taxes was derived from U.S. and French operations. At December 31, 2003, the Company had estimated net operating loss carryforwards which expire as follows:

                                  United States           France
                                  -------------        -----------

                         2004      E        -          E        -
                         2005               -                  94
                         2006               -                 381
                         2007               -               1,039
                         2008               -                 801
                    2021-2023           4,038                   -
                                   ---------           ----------
                                   E    4,038          E    2,315
                                   ==========          ==========

Note 6. Stock Option Plans

1994 Amended Stock Option Plan

The Company's 1994 stock option plan provided for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares         Exercise Price
                                                                    ----------------        ----------------
Outstanding and exercisable at December 31, 2001                          73,750      U.S.       $  .82
                                                                                                 ======

Exercised in 2002                                                        (10,000)
                                                                        --------
Outstanding and exercisable at December 31, 2003 and 2002                 63,750      U.S.       $   .83
                                                                        ========                 =======
Reserved for future grants at December 31, 2003                                -
                                                                        ========

1995 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on August 15, 1996 which provided for the issuance of up to 150,000 shares of the Company's common stock to key employees. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares         Exercise Price
                                                                    ----------------        ----------------

Outstanding and exercisable at December 31, 2003, 2002 and 2001          100,000       U.S.      $   .75
                                                                        ========                 =======

Reserved for future grants at December 31, 2003                                -
                                                                        ========

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. The weighted average fair value of these options at the grant dates were E.12, E.62 and E2.24 per option in 2003, 2002 and 2001, respectively. The following table summarizes information with respect to this plan:

                                                                                                Weighted
                                                                                                 Average
                                                                    Number of Shares         Exercise Price
                                                                    -----------------        ----------------

Granted in 2001                                                        100,000      U.S.       $   2.86
                                                                    ----------

Outstanding and exercisable at December 31, 2001                       100,000      U.S.       $   2.86
                                                                                               ========

Granted in 2002                                                        117,500      U.S.       $    .99
                                                                    ----------

Outstanding and exercisable at December 31, 2002                       217,500      U.S.       $   1.83
                                                                    ==========                 ========

Granted in 2003                                                        225,000      U.S.       $    .14
                                                                    ----------
Outstanding and exercisable at December 31, 2003                       442,500      U.S.       $    .97

Reserved for future grants at December 31, 2003                      4,557,500
                                                                    ==========

Almost all options have an expiration date ten and a half years after issuance.

Note 7. Commitments and Contingencies

The Company leases property under noncancelable operating leases through January 2006. Future minimum lease payments under noncancelable operating leases are as follows:


2004                               E    7
2005                                    7
2006                                    1
                                   ------

                                   E   15
                                   ======

Total rent expense per year was E24 for 2003, E30 for 2002 and E7 for 2001.

The Company is involved in various matters of litigation arising in the ordinary course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company's financial statements.

Note 8. Subsequent events

In January 2004, the Company issued a total of 2,000,000 common shares to two investors for cash of E166. In February 2004, the Company issued 2,500,000 common shares to an investor for cash of E208. As part of this new financing, the Company also issued warrants entitling the investors to acquire an additional 4,500,000 common shares at a price of $.10 per share. The total fair value of these warrants at the grant dates was E102. All warrants expire July 31, 2004.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

                                            Mymetics Corporation

                                            By: /s/ Christian J. F. Rochet
                                                -------------------------------
                                                Name:  Christian J. F. Rochet
                                                Title: Chief Executive Officer


                               POWERS OF ATTORNEY

          Each person whose signature appears below constitutes and appoints Ernst Luebke as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on From 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on March 29, 2004.

  Signature                              Title
  ---------                              -----

  /s/ Christian J.F. Rochet              Chief Executive Officer and
  ---------------------------            Director (Principal Executive
  Christian J.F. Rochet                  Officer)

  /s/ Ernst Luebke                       Chief Financial Officer and
  ---------------------------            Director (Principal Financial and
  Ernst Luebke                           Accounting Officer)

  /s/ Pierre-Francois Serres             Director
  ---------------------------
  Pierre-Francois Serres

  /s/ Robert Zimmer                      Director
  ---------------------------
  Robert Zimmer

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

     3(ii)     Bylaws (7)

     4.1       Form of Specimen Stock Certificate (8)

     4.2       Form of letter regarding Warrant

     4.3       Form of Share Exchange Agreement

     9.1 Voting and Exchange Trust Agreement dated March 28, 2001, among the Corporation, 6543 Luxembourg S.A. and MFC Merchant Bank S.A.
               (8)

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

     10.7 Preferred Stock Conversion Agreement dated December 21, 2000, between the Corporation and Dresden Papier GmbH (11)

     10.8 Assignment Agreement dated December 29, 2000, among the Corporation, Mymetics S.A. and MFC Merchant Bank S.A. (1)

     10.9 Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Corporation (1)

     10.10 Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Corporation (16)

     10.11 Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Corporation (16)

     10.12 Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Corporation (16)

     10.13 Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

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

     10.17     Amended 1994 Stock Option Plan (13)

     10.18     2001 ICHOR Corporation Stock Option Plan (7)

     10.19 Employment Agreement dated March 18, 2002, between the Corporation and Peter P. McCann (14)

     10.20 Consulting Agreement dated August 31, 2001, between the Corporation and Michael K. Allio (8)

     10.21 Amendment to Consulting Agreement dated August 21, 2002, between the Corporation and Michael K. Allio (16)

     10.22 Employment Agreement dated March 18, 2002, between the Corporation and Dr. Joseph D. Mosca (15)

     10.23 Separation Agreement and Release dated January 31, 2003, between the Corporation and Peter P. McCann (16)

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

     10.25 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Michael K. Allio (8)

     10.26 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and John M. Musacchio (8)

     10.27 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Patrice Pactol (8)

     10.28 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Corporation and Pierre-Francois Serres (8)

     10.29 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Pierre-Francois Serres (16)

     10.30 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Patrice Pactol (16)

     10.31 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Robert Demers (16)

     10.32 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and John M. Musacchio (16)

     10.33 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Michael K. Allio (16)

     10.34 Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Corporation and Michael K. Allio (16)

     10.35 Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Corporation and Peter P. McCann (16)

     10.36 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Peter P. McCann (16)

     10.37 Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Corporation and Peter P. McCann (16)

     10.38 Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Corporation and MFC Merchant Bank S.A. (16)

     11.1      Statement Regarding Calculation of Per Share Earnings.

     21.1      List of Subsidiaries

     24.1      Powers of Attorney (included on the signature page hereto)

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

     32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2001, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.