Form 10-Q
period 2004-03-31
MYMETICS CORP
filed 2004-05-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                            European Executive Office
                            14, rue de la Colombiere
                             1260 Nyon (Switzerland)
                    (Address of principal executive offices)

                               011 41 22 363 13 10

              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X           No
                                                ---               ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes            No   X
                                                    ---           ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at May 14, 2004
         -----                                  ----------------------------
         Common Stock, $0.01                    60,014,454
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                   MARCH 31, 2004        DECEMBER 31, 2003
                                                   --------------        -----------------
        ASSETS
Current Assets
        Cash                                       e         93          e          125
        Receivables                                         105                     100
        Prepaid expenses                                      6                       6
                                                     ----------            ------------
                           Total current assets             204                     231

Patents and Other                                           124                     136
                                                     ----------            ------------
                                                   e        328          e          367
                                                     ==========            ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                           e      1,090          e        1,232
        Taxes and social costs payable                       32                      53
        Note payable                                      3,176                   3,127
        Other                                               118                     113
                                                     ----------            ------------
                           Total current                  4,416                   4,525
                           liabilities

Payable to shareholders                                     242                     242

Shareholders' Equity
        Common stock                                        648                     607
        Paid-in capital                                  18,604                  18,142
        Deficit accumulated during the                  (24,213)                (23,799)
        development stage
        Cumulative translation adjustment                   631                     650
                                                     ----------            ------------
                                                         (4,330)                 (4,400)
                                                     ----------            ------------
                                                   e        328          e          367
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



                                    FOR THE THREE     FOR THE THREE    TOTAL ACCUMULATED
                                     MONTHS ENDED      MONTHS ENDED       DURING THE
                                    MARCH 31, 2004    MARCH 31, 2003   DEVELOPMENT STAGE
                                    --------------    --------------   -----------------
Revenue
       Sales                         e       -        e        -         e        224
       Interest                              -                 -                   34

                                       ---------        ----------         -----------
                                             -                 -                  258
                                       ---------        ----------         -----------

Expenses
       Research and development              86               390               4,071
       General and administrative           264               246               4,262
       Bank fee                              -                 -               14,932
       Interest                              49                37                 380
       Goodwill impairment                   -                 -                  209
       Amortization                          15                17                 337
       Directors' fees                       -                 -                  274
                                       ---------        ----------         -----------
                                            414               690              24,465
                                       ---------        ----------         -----------

Loss before income tax provision           (414)             (690)            (24,207)

Income tax provision                         -                 -                    6

                                       ---------        ----------         -----------
Net loss                                   (414)             (690)            (24,213)

Other comprehensive income
       Foreign currency translation
         adjustment                         (19)               58                 631

                                       ---------        ----------         -----------
Comprehensive loss                   e     (433)      e      (632)       e    (23,582)
                                       =========        ==========         ===========

Basic and diluted loss per share     e    (0.01)       e    (0.01)      e       (0.66)
                                       =========        ==========         ===========



The accompanying notes are an integral part of these financial statements.

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                           FOR THE THREE    FOR THE THREE     TOTAL ACCUMULATED
                                            MONTHS ENDED     MONTHS ENDED        DURING THE
                                           MARCH 31, 2004   MARCH 31, 2003    DEVELOPMENT STAGE
                                           --------------   --------------    -----------------
Cash flow from operating activities
Net Loss                                      e  (414)         e   (690)          e (24,213)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                   15                17                 337
    Goodwill impairment                            -                 -                  209
    Fees paid in warrants                         102                -               14,240
    Services and fee paid in common stock          27                -                  978
    Changes in current assets and
    liabilities, net of
    effects from reverse purchase
    Decrease(increase) in receivable               (5)                8                 (67)
    Increase(decrease) in accounts payable       (142)               (5)                792
    Increase(decrease) in taxes and
    social costs payable                          (21)                5                  32
    Other                                           5                 4                 160
                                               ------          --------            --------
Net cash used in operating activities            (433)             (661)             (7,532)
                                               ------          --------            --------

Cash flows from investing activities
  Patents and other                                (3)               -                 (341)
Cash acquired in reverse purchase                  -                 -                   13
                                               ------          --------            --------
Net cash used in investing activities              (3)               -                 (328)
                                               ------          --------            --------

Cash flows from financing activities
  Proceeds from issuance of common stock          374                -                3,350
  Borrowing from shareholders                      -                 -                  242
  Increase in note payable and other
  short-term advances                              49               511               3,860
  Loan fees                                        -                 -                 (130)
                                               ------          --------            --------
 Net cash provided by financing activities        423               511               7,322
                                               ------          --------            --------

Effect on foreign exchange rate on cash           (19)               58                 631
                                               ------          --------            --------
Net change in cash                                (32)              (92)                 93

Cash, beginning of period                         125               183                  -
                                               ------          --------            --------
Cash, end of period                           e    93         e      91           e      93
                                               ======          ========            ========



The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended March 31, 2004 were of a normal and recurring nature. The amounts presented for the three month period ended March 31, 2004, are not necessarily indicative of the results of operations for a full year.

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

The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the three month periods ended March 31, 2004 and March 31, 2003 were 57,603,245 and 50,944,454, respectively. The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 36,898,317. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the three month periods ended March 31, 2004 and 2003 as their effect would be antidilutive.

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

                                                                         For the three             For the three
                                                                         months ended              months ended
                                                                           March 31,                 March 31,

                                                                             2004                       2003
                                                                            ------                     ------
Net Loss
         As reported                                                     E      (414)              E     (690)
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods for
         all awards, net of any related tax effects                               -                       (12)
                                                                          ------------              -----------

         Pro forma                                                       E      (414)              E     (702)
                                                                          ===========               ==========

Basic and Diluted Loss Per Share
         As reported                                                     E     (0.01)              E    (0.01)
         Pro forma                                                       E     (0.01)              E    (0.01)


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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2003 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2003.

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

Since the acquisition of Mymetics SA, our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of March 31, 2004, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics SA was originally organized in France.

As of March 31, 2004, we have an accumulated deficit of approximately E 24.2 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics SA. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2004 should be read in conjunction with our consolidated financial statements and related notes included in this report on Form 10-Q.


THREE MONTHS ENDED MARCH 31, 2004 AND 2003

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues for the three months ended March 31, 2004 and 2003 were nil.

Costs and expenses decreased to E414,000 for the three months ended March 31, 2004 from E690,000 (-40.0%) for the three months ended March 31, 2003. Research and development expenses decreased to E86,000 in the current period from E390,000 (-77.9%) in the comparative period of 2003 as a result of our difficult financial condition, as more fully disclosed in our Form 10-K for the year ended December 31, 2003. General and administrative expenses increased to E264,000 in the three months ended March 31, 2004 from E246,000 in the comparative period of 2003 due mostly to fees paid in warrants.

The Corporation reported a net loss of E414,000, or E0.01 per share, for the three months ended March 31, 2004, compared to E690,000, or E0.01, for the three months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared assuming we will continue as a going concern. We have experienced significant losses since inception resulting in a deficit in shareholders' equity of E4.3 million as of March 31, 2004, which raises substantial doubt about our ability to remain a going concern. Deficits in operating cash flows since inception have been financed through debt and equity sources.

As of March 31, 2004, we had approximately E93,000 in cash compared to E125,000 at December 31, 2003.

Net cash used by operating activities was E433,000 for the three months ended March 31, 2004, compared to E661,000 for the three months ended March 31, 2003. A decrease in accounts payable used cash of E142,000 for the three months ended March 31, 2004 compared to E5,000 for the three months ended March 31, 2003.

Financing activities provided cash of E423,000 (of which E374,000 from the issuance of common stock to three new investors) for the three months ended March 31, 2004 compared to E511,000 in the same period last year. We had a non-revolving term facility in the principal amount of up to E3.15 million, which was to mature on June 30, 2004. Subsequent to March 31, 2004, MFC Merchant Bank SA agreed to extend the repayment due date to December 31, 2004, in exchange for 500,000 restricted common shares of Mymetics Corporation. The 500,000 shares were issued to the bank in May 2004.

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

We will seek to raise the required funds from US or European government agencies such as NIH or Eurovac, from humanitarian donors such as the International AIDS Vaccine Initiative (IAVI) or the Bill and Melinda Gates Foundation, lenders and/or equity or debt issuance and/or potential partnership with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to obtain grants and/or raise additional capital on terms satisfactory to us, or at all. In the event that we are not able to obtain such additional capital or grants, we would be required to restrict or even halt our operations. If adequate funds are not available, we could be required to delay development or commercialization of our products or technologies that we would otherwise seek to commercialize for ourselves, or reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and result of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of March 31, 2004 and 2003 and expected cash flows from these debt obligations:

                               AS AT MARCH 31, 2004
                                 (IN THOUSANDS)


                                                          EXPECTED FUTURE CASH FLOW
                                                           YEAR ENDING DECEMBER 31,
                   CARRYING       FAIR      ---------------------------------------------------
                    VALUE        VALUE      2004        2005        2006        2007       2008       THEREAFTER
                    -----        -----      ----        ----        ----        ----       ----       ----------
----------------------------------------------------------------------------------------------------------------
Debt obligations    E3,176       E3,176     E3,270      E -         E -         E -        E -        E -
----------------------------------------------------------------------------------------------------------------


                              AS AT MARCH 31, 2003
                                 (IN THOUSANDS)


EXPECTED FUTURE CASH FLOW

                                                           YEAR ENDING DECEMBER 31,
                   CARRYING       FAIR      ---------------------------------------------------
                    VALUE        VALUE      2003        2004        2005        2006       2007       THEREAFTER
                    -----        -----      ----        ----        ----        ----       ----       ----------
----------------------------------------------------------------------------------------------------------------
Debt obligations    E2,500       E2,500     E2,500      E -         E -         E -        E -        E -
----------------------------------------------------------------------------------------------------------------


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

Changes in Internal Controls. None.


PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None. All cases previously reported have been resolved or settled out of court.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

NEW INVESTORS

On January 5 and 25, 2004 respectively, two additional potential investors referred to in our filing 10-Q for the quarterly period ended September 30, 2003 accepted to invest EUR 83,200 each, i.e. a total of EUR 166,400 (approximately USD 200,000) in exchange for 1,000,000 each, i.e. a total of 2,000,000 common shares of Mymetics Corporation at approximately USD 0.10 per share. The transaction was closed, and the funds received, on January 26, 2004.

In addition to the common shares thus subscribed and in consideration of the fact that the market value of the Mymetics shares was fluctuating around USD
0.05 between December 24, 2003 and January 25, 2004, each of the new investors referred to above also received a warrant irrevocably entitling him to acquire before June 30, 2004, at a similar price of USD 0.10 per share, an equal number of common shares as he had initially subscribed. The Board of Directors subsequently decided to extend the exercise date of said warrants by one month, i.e. to July 31, 2004.

On February 23, 2004, one of the investors referred to in our Form 8-K filed on February, 20, 2004 accepted to acquire an additional 2,500,000 common shares of Mymetics Corporation at 0.10 USD per share, bringing his total investment to 3,000, 000 common shares of Mymetics Corporation. The transaction was closed, and the funds received, on February 24, 2004.

In addition of the common shares thus subscribed and in consideration of the fact that the market value of the Mymetics share was fluctuating around USD 0.05 between December 24, 2003 and February 24, 2004, this investor further received a warrant irrevocably entitling him to acquire before July 31, 2004, 2,500,000 common shares of the Company for the same price of USD 0.10 per share.

The proceeds of these transactions have been used to i) pay critical creditors of Mymetics Corporation's French affiliate, Mymetics SA, which allowed us to settle all former employees claims against our French subsidiary. ii) settle, either totally or partially, amounts owed to critical service suppliers to Mymetics Corporation, thus allowing a gradual return to normal operations of the Company, and iii) launch certain research projects having a high potential for strengthening our negotiating position with major pharmaceutical companies.

APPOINTMENTS

On January 9, 2004, the Board of Directors appointed Professor Marc Girard, DVM,
D. Sc., former Head of the Laboratory of Molecular Virology at the Pasteur Institute in Paris (France), former Director of the European Research Center for Virology and Immunology (CERVI) in Lyon (France), former Head of the HIV Task Force at the French National Agency for AIDS Research (ANRS), Paris, former Director General of the Merieux Foundation in Lyon (France), former Chairman of the European Consortium for an HIV Vaccine (EuroVac), Brussels, as Head of Vaccines Development, effective January 15, 2004 on a 50%, part time basis.

In addition to his position as Head of Vaccines Development, the Directors unanimously appointed Professor Marc Girard, D. Sc., to the Scientific Advisory Board of Mymetics Corporation.

SCIENTIFIC ADVANCES

Recent work conducted with our French partner Protein'eXpert SA has positively demonstrated the biological functionality of the large scale, conformational mimicry between the gp41 HIV transmembrane protein and IL-2, a key protein sometimes referred to as "the immune system's conductor".

We believe that understanding the functionality of such large scale, conformational mimicry, which we first identified in 1997, opens the way to an original and innovative approach to developing vaccines against AIDS.

Mymetics' scientists and Protein'eXpert SA have been able to produce at low cost the synthetic, trimeric and soluble gp41 proteins used in such work and which we believe to be potential AIDS vaccine candidates.

Mymetics holds several patents and patent applications based on this discovery, which we believe to be reinforced and vindicated by the above referenced results.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
          NUMBER       DESCRIPTION
         -------       -----------

          31.1         Section 302 Certification of Chief Executive Officer

          31.2         Section 302 Certification of Chief Financial Officer

          32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)      REPORTS ON FORM 8-K

On February 20, March 23, April 16 and May 11, 2004 respectively, reports on Forms 8-K were filed to disclose the:

o Judgement rendered by a Swiss court against our French subsidiary, Mymetics SA, effectively putting an end to a long standing dispute involving legal fees.

o Out-of-court settlements of all claims by former employees of our French subsidiary for unpaid salaries, social charges and legally due severance indemnities.

o Nomination of Dr. Pierre-Francois Serres as VP, Head of Exploratory Research and his replacement as VP, Chief Scientific Advisor by Dr. Sylvain Fleury, Ph.D.

o Arrival in three successive stages of four "new investors" having acquired an aggregate 6 million common shares of Mymetics Corporation for Euro 291,200 and USD 250,000, i.e. a total of approximately USD 600,000.

o Use of proceeds to i) pay off critical creditors, ii) resume normal operations and iii) strengthen our scientific basis in view of upcoming negotiations with potential partners.

o Issuance to the new investors of warrants irrevocably entitling them to acquire before July 31, 2004, an additional aggregate total of 6 million common shares of Mymetics Corporation at USD 0.10 per share, i.e. a total of USD 600,000.

o Appointment of professor Marc Girard, DVM, D.Sc. as Head of Vaccines Development and member of our Scientific Advisory Board.

o Significant scientific results, including the successful low cost synthesis of stable, trimeric, soluble gp41 proteins, which we believe to be potential AIDS vaccine candidates.

o Agreement by MFC Merchant bank SA to extend to December 31, 2004 the repayment of the E3.2 million loan facility, previously due on June 30, 2004, in exchange of the issuance of 500,000 common restricted shares of Mymetics Corporation.

No financial statements were filed in connection with these reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2004                      MYMETICS CORPORATION


                                          By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer