Form 10-Q
period 2004-06-30
MYMETICS CORP
filed 2004-08-13
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
                                                                  ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at August 12, 2004
         -----                                  ------------------------------
         Common Stock, $0.01                    63,581,121
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                    JUNE 30, 2004        DECEMBER 31, 2003
                                                 ------------------      -----------------
        ASSETS
Current Assets
        Cash                                       e          3          e          125
        Receivables                                         105                     100
        Prepaid expenses                                      7                       6

                                                     -----------           -------------
                           Total current assets             105                     231

Patents and Other                                           106                     136
                                                     -----------           -------------
                                                   e        221          e          367
                                                     ===========           =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                           e      1,226          e        1,232
        Taxes and social costs payable                       34                      53
        Note payable                                      3,263                   3,127
        Other                                               119                     113
                                                     -----------           -------------
                           Total current                  4,642                   4,525
                           liabilities

Payable to shareholders                                     242                     242

Shareholders' Equity
        Common stock                                        669                     607
        Paid-in capital                                  18,825                  18,142
        Deficit accumulated during the
        development stage                               (24,700)                (23,799)
        Cumulative translation adjustment                   625                     650
                                                     -----------           -------------
                                                         (4,581)                 (4,400)
Stock subscription receivable                               (82)                     -
                                                     -----------           -------------
                                                         (4,663)                 (4,400)
                                                     -----------           -------------
                                                   e        221          e          367
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



                                        FOR THE SIX          FOR THE SIX          TOTAL ACCUMULATED
                                        MONTHS ENDED         MONTHS ENDED                DURING THE
                                       JUNE 30, 2004        JUNE 30, 2003         DEVELOPMENT STAGE
                                       -------------        -------------         -----------------
Revenue
       Sales                         e           -        e            -         e            224
       Interest                                  -                     -                       34

                                       -------------        --------------         ---------------
                                                 -                     -                      258
                                       -------------        --------------         ---------------

Expenses
       Research and development                 415                   516                   4,400
       General and administrative               353                   511                   4,351
       Bank fee                                  -                     -                   14,932
       Interest                                  98                    80                     429
       Goodwill impairment                       -                     -                      209
       Amortization                              30                    33                     352
       Directors' fees                           -                     -                      274
       Other                                      5                    -                        5
                                       -------------        --------------         ---------------
                                                901                 1,140                  24,952
                                       -------------        --------------         ---------------

Loss before income tax provision               (901)               (1,140)                (24,694)

Income tax provision                             -                     -                        6

                                       -------------        --------------         ---------------
Net loss                                       (901)               (1,140)                (24,700)

Other comprehensive income
       Foreign currency translation
         adjustment                             (25)                  156                     625

                                       -------------        --------------         ---------------
Comprehensive loss                   e         (926)       e         (984)       e        (24,075)
                                       =============        ==============         ===============

Basic and diluted loss per share     e        (0.02)       e        (0.02)       e          (0.66)
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



                                              FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                              JUNE 30, 2004        JUNE 30, 2003
                                              -------------        -------------

Revenue
          Sales                              e         -         e          -
          Interest                                     -                    -
                                               -----------         ------------
                                                       -                    -
                                               -----------         ------------

Expenses
          Research and development                    329                  126
          General and administrative                   89                  265
          Bank fee                                     -                    -
          Interest                                     49                   43
          Goodwill impairment                          -                    -
          Amortization                                 15                   16
          Directors' fees                              -                    -
          Other                                        5                    -
                                               -----------         ------------
                                                      487                  450
                                               -----------         ------------

Loss before income tax provision                     (487)                (450)

Income tax provision                                   -                    -

                                               -----------         ------------
Net loss                                             (487)                (450)

Other comprehensive income
          Foreign currency translation
            adjustment                                 (6)                  98

                                               -----------         ------------
Comprehensive loss                           e       (493)       e        (352)
                                               ===========         ============

Basic and diluted loss per share             e      (0.01)       e       (0.01)
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

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)



                                                FOR THE SIX          FOR THE SIX          TOTAL ACCUMULATED
                                                MONTHS ENDED         MONTHS ENDED                DURING THE
                                               JUNE 30, 2004        JUNE 30, 2003         DEVELOPMENT STAGE
                                               -------------        --------------        -----------------
Cash flow from operating activities
Net Loss                                      e       (901)         e     (1,140)         e      (24,700)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                        30                    33                     352
    Goodwill impairment                                 -                     -                      209
    Fees paid in warrants                              102                    -                   14,240
    Services and fee paid in common stock              105                    -                    1,056
    Changes in current assets and
    liabilities, net of
    effects from reverse purchase
    Decrease(increase) in receivable                    (5)                    8                     (67)
    Increase(decrease) in accounts payable              (6)                  (38)                    928
    Increase(decrease) in taxes and
    social costs payable                               (19)                   (1)                     34

    Other                                                5                     4                     160

                                                -----------         -------------           -------------
Net cash used in operating activities                 (689)               (1,134)                 (7,788)
                                                -----------         -------------           -------------

Cash flows from investing activities
  Patents and other                                     -                     -                     (338)
Cash acquired in reverse purchase                       -                     -                       13

                                                -----------         -------------           -------------
Net cash used in investing activities                   -                     -                     (325)
                                                -----------         -------------           -------------

Cash flows from financing activities
  Proceeds from issuance of common stock               456                    -                    3,432
  Borrowing from shareholders                           -                     -                      242
  Increase in note payable and other
  short-term advances                                  136                   876                   3,947
  Loan fees                                             -                     -                     (130)

                                                -----------         -------------           -------------
 Net cash provided by financing activities             592                   876                   7,491
                                                -----------         -------------           -------------

Effect on foreign exchange rate on cash                (25)                  156                     625

                                                -----------         -------------           -------------
Net change in cash                                    (122)                 (102)                      3

Cash, beginning of period                              125                   183                      -

                                                -----------         -------------           -------------
Cash, end of period                           e          3        e           81          e            3
                                                ===========         =============           =============



The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended June 30, 2004 were of a normal and recurring nature. The amounts presented for the six month period ended June 30, 2004, are not necessarily indicative of the results of operations for a full year.

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

The weighted average number of shares outstanding for the purposes of calculating basic and diluted earnings per share for the six month periods ended June 30, 2004 and June 30, 2003 were 59,216,036 and 50,944,505, respectively.
The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 37,319,390. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the three month periods ended June 30, 2004 and 2003 as their effect would be antidilutive.

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


                                                                         For the six     For the six
                                                                         months ended    months ended
                                                                            June 30,        June 30,
                                                                              2004            2003
                                                                             ------          ------
Net Loss
         As reported                                                    E     (901)     E    (1,140)
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods for
         all awards, net of any related tax effects                             -              (26)
                                                                         -----------     -----------

         Pro forma                                                      E     (901)     E    (1,166)
                                                                         ==========      ==========

Basic and Diluted Loss Per Share
         As reported                                                    E    (0.02)     E    (0.02)
         Pro forma                                                      E    (0.02)     E    (0.02)


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

Since the acquisition of Mymetics SA, our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of June 30, 2004, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics SA was originally organized in France.

As of June 30, 2004, we have an accumulated deficit of approximately E 24.7 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics SA. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

The following discussion and analysis of our results of operations and financial condition for the six months ended June 30, 2004 should be read in conjunction with our consolidated financial statements and related notes included in this report on Form 10-Q.


SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues for the six months ended June 30, 2004 and 2003 were nil.

Costs and expenses decreased to E901,000 for the six months ended June 30, 2004 from E1,140,000 (-21.0%) for the six months ended June 30, 2003. Research and development expenses decreased to E415,000 in the current period from E516,000 (-19.6%) in the comparative period of 2003 as a result of our difficult financial condition, as more fully disclosed in our Form 10-K for the year ended December 31, 2003. General and administrative expenses decreased to E353,000 in the six months ended June 30, 2004 from E511,000 in the comparative period of 2003 due mostly to lower consulting fees.

The Corporation reported a net loss of E901,000, or E0.02 per share, for the six months ended June 30, 2004, compared to E1,140,000, or E0.02, for the six months ended June 30, 2003.


THREE MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenue was nil for the three months ended June 30, 2004 and June 30, 2003.

Costs and expenses decreased to E487,000 for the three months ended June 30, 2004 from E450,000 for the three months ended June 30, 2003. Research and development expenses increased to E329,000 in the current period from E126,000 in the comparative period of 2003 due to scientific work, which was put to a standstill by the former management, having been resumed despite our limited financial resources. General and administrative expenses decreased to E89,000 in the three months ended June 30, 2004 from E265,000 in the comparative period of 2003 due to decreases in consulting fees and travel expenses.

We reported a net loss of E487,000, or E0.01 per share, for the three months ended June 30, 2004, compared to E450,000, or E0.01, for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared assuming we will continue as a going concern. We have experienced significant losses since inception resulting in a deficit in shareholders' equity of E4.7 million as of June 30, 2004, which raises substantial doubt about our ability to remain a going concern. Deficits in operating cash flows since inception have been financed through debt and equity sources.

As of June 30, 2004, we had approximately E3,000 in cash compared to E125,000 at December 31, 2003.

Net cash used by operating activities was E689,000 for the six months ended June 30, 2004, compared to E1,134,000 for the six months ended June 30, 2003. A decrease in accounts payable used cash of E6,000 for the six months ended June 30, 2004 compared to E38,000 for the six months ended June 30, 2003, which reflects our plan to devote most of our resources to R&D work.

Financing activities provided cash of E592,000 (of which E456,000 was from the issuance of common stock to three new investors) for the six months ended June 30, 2004 compared to E876,000 in the same period last year. We had a non-revolving term facility in the principal amount of up to E3.15 million, which was to mature on June 30, 2004. Subsequent to June 30, 2004, MFC Merchant Bank SA agreed to extend the repayment due date to December 31, 2004, in exchange for 500,000 restricted common shares of Mymetics Corporation. The 500,000 shares were issued to the bank in May 2004.

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

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of June 30, 2004 and 2003 and expected cash flows from these debt obligations:


                               AS AT JUNE 30, 2004
                                 (IN THOUSANDS)


                                                          EXPECTED FUTURE CASH FLOW
                                                           YEAR ENDING DECEMBER 31,
                  CARRYING       FAIR       ---------------------------------------------------
                    VALUE        VALUE      2004        2005        2006        2007       2008       THEREAFTER
                    -----        -----      ----        ----        ----        ----       ----       ----------
----------------------------------------------------------------------------------------------------------------
Debt obligations    E3,263    E3,263   E3,270    E -         E -         E -        E -        E -
----------------------------------------------------------------------------------------------------------------


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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

NEW INVESTORS

On May 14, 2004, two of our new investors, initially referred to in our annual report on Form 10-K for the year ended December 31, 2003 and Form 8-K dated February 20, 2004, formally notified us of their decision to exercise without further delay their right to acquire 1,000,000 common shares of Mymetics Corporation each for the agreed price of USD 0.10 per share.

These rights had been granted to said investors in January 2004, simultaneously with their initial acquisition of 1,000,000 common shares each. The agreed exercise date was July 31, 2004.

The transactions were closed on May 14, 2004 and the funds received on May 14, 2004 from one investor, while the second one has not yet paid the committed cash. This amount (E82,000) has been set up as a receivable that offsets equity and we have no doubt at this time that it will eventually be paid.

As has been the case since our management changes of July 31, 2003, the proceeds of these transactions have been used to i) settle, either totally or partially, amounts owed to critical service suppliers to Mymetics Corporation, thus allowing a gradual return to normal operations of the Company, ii) launch certain research projects having a high potential for strengthening our negotiating position with major pharmaceutical companies and iii) pay for minimal current operating expenses. As of this day, all officers of the Company are still working full time with neither pay nor liability insurance and shall continue to do so until the Company experiences a major turnaround in its financial position.


APPOINTMENTS

As already disclosed in our form 10-Q filed with the Securities and Exchange Commission for the period ended March 31, 2004, the Board of Directors has appointed on January 9, 2004, Professor Marc Girard, DVM, D. Sc., former Head of the Laboratory of Molecular Virology at the Pasteur Institute in Paris (France), former Director of the European Research Center for Virology and Immunology (CERVI) in Lyon (France), former Head of the HIV Task Force at the French National Agency for AIDS Research (ANRS), Paris, former Director General of the Merieux Foundation in Lyon (France), former Chairman of the European Consortium for an HIV Vaccine (EuroVac), Brussels, as Head of Vaccines Development, effective January 15, 2004 on a 50%, part time basis.

In addition to his position as Head of Vaccines Development, the Directors unanimously appointed Professor Marc Girard, D. Sc., to the Scientific Advisory Board of Mymetics Corporation.

From the time of his appointment in January 2004 until June 2004 and in consideration of the limited resources of the Company, Professor Girard had kindly accepted to work under an informal agreement with the Management of the Company based on a Board of directors decision. The terms of his position have meanwhile been confirmed by a Consulting Agreement dated June 9, 2004, which is included as Exhibit 10 to the present form 10-Q.


SCIENTIFIC ADVANCES

Recent work conducted with our French scientific partners has shown that one of our non-optimized aids vaccine candidate had produced neutralizing antibodies against primary strains of the HIV-AIDS virus.

Such results come in the heel of our previous work, conducted with our partner Protein'eXpert SA, which positively demonstrated the biological functionality of the large scale, conformational mimicry between the gp41 HIV transmembrane protein and IL-2, a key protein sometimes referred to as "the immune system's conductor".

We believe that understanding the functionality of such large scale, conformational mimicry, which we first identified in 1997, opens the way to an original and innovative approach to developing vaccines against AIDS.

Mymetics' scientists and Protein'eXpert SA have been able to produce at low cost the synthetic, trimeric and soluble gp41 proteins used in such work and which we believe to be potential AIDS vaccine candidates. This has now been vindicated by the actual production of neutralizing antibodies as explained above.

Mymetics holds several patents and patent applications based on this discovery, which we believe to be reinforced and vindicated by the above referenced results.


SUBSEQUENT EVENTS

Between August 2, 2004 and August 6, 2004, four individuals, three of them being already shareholders of Mymetics, contacted the management with an offer to acquire shares directly from the Company under certain financial conditions, independently citing their long standing interest in Mymetics and a desire to help the Company overcome its current financial woes. As a result, the Board of directors approved the issuance of 1,466,667 shares for a total of USD 174,000, plus warrants entitling their holders to acquire, before July 31, 2005, an additional 700,000 shares for an aggregate price of USD 74,000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
          NUMBER       DESCRIPTION
         -------       -----------

          10           Consulting Agreement with Professor Marc Girard

          31.1         Section 302 Certification of Chief Executive Officer

          31.2         Section 302 Certification of Chief Financial Officer

          32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)      REPORTS ON FORM 8-K

On July 30, 2004, we announced as a world premiere that one of our non-optimized aids vaccine candidate had produced neutralizing antibodies against primary strains of the HIV-AIDS virus.

No financial statements were filed in connection with these reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2004                  MYMETICS CORPORATION


                                         By: /s/ Christian Rochet
                                         -------------------------------------
                                         President and Chief Executive Officer