Form 10-Q
period 2004-09-30
MYMETICS CORP
filed 2004-11-15
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
                                                                  ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                               Outstanding at November 12, 2004
         -----                               ------------------------------
         Common Stock, $0.01                 66,447,864
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                 SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                 ------------------      -----------------

        ASSETS
Current Assets
        Cash                                       e          8          e          125
        Receivables                                         108                     100
        Prepaid expenses                                      5                       6

                                                     -----------           -------------
                           Total current assets             121                     231

Patents and Other                                            92                     136
                                                     -----------           -------------
                                                   e        213          e          367
                                                     ===========           =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable                           e      1,251          e        1,232
        Taxes and social costs payable                       37                      53
        Note payable                                      3,319                   3,127
        Other                                               120                     113
                                                     -----------           -------------
                           Total current                  4,727                   4,525
                           liabilities

Payable to shareholders                                     242                     242

Shareholders' Equity
        Common stock                                        689                     607
        Paid-in capital                                  19,052                  18,142
        Deficit accumulated during the
        development stage                               (25,137)                (23,799)

        Cumulative translation adjustment                   640                     650
                                                     -----------           -------------
                                                         (4,756)                 (4,400)
                                                     -----------           -------------
                                                   e        213          e          367
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


                                        FOR THE NINE          FOR THE NINE        TOTAL ACCUMULATED
                                        MONTHS ENDED          MONTHS ENDED           DURING THE
                                     SEPTEMBER 30, 2004    SEPTEMBER 30, 2003     DEVELOPMENT STAGE
                                     ------------------    ------------------     -----------------
Revenue
       Sales                         e           -        e            -         e            224
       Interest                                  -                     -                       34

                                       -------------        --------------         ---------------
                                                 -                     -                      258
                                       -------------        --------------         ---------------

Expenses
       Research and development                 555                   792                   4,540
       General and administrative               586                   711                   4,584
       Bank fee                                  -                     -                   14,932
       Interest                                 148                   129                     479
       Goodwill impairment                       -                     -                      209
       Amortization                              45                    49                     367
       Directors' fees                           -                     -                      274
       Other                                      4                    -                        4
                                       -------------        --------------         ---------------
                                              1,338                 1,681                  25,389
                                       -------------        --------------         ---------------

Loss before income tax provision             (1,338)               (1,681)                (25,131)

Income tax provision                             -                     -                        6

                                       -------------        --------------         ---------------
Net loss                                     (1,338)               (1,681)                (25,137)

Other comprehensive income
       Foreign currency translation
         adjustment                             (10)                  189                     640

                                       -------------        --------------         ---------------
Comprehensive loss                   e       (1,348)       e       (1,492)       e        (24,497)
                                       =============        ==============         ===============

Basic and diluted loss per share     e        (0.02)       e        (0.03)       e          (0.66)
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



                                              FOR THE THREE        FOR THE THREE
                                               MONTHS ENDED         MONTHS ENDED
                                            SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                            ------------------   ------------------
Revenue
          Sales                              e         -         e          -
          Interest                                     -                    -
                                               -----------         ------------
                                                       -                    -
                                               -----------         ------------

Expenses
          Research and development                    140                  279
          General and administrative                  233                  198
          Bank fee                                     -                    -
          Interest                                     50                   49
          Goodwill impairment                          -                    -
          Amortization                                 15                   15
          Directors' fees                              -                    -
          Other                                        (1)                  -
                                               -----------         ------------
                                                      437                  541
                                               -----------         ------------

Loss before income tax provision                     (437)                (541)

Income tax provision                                   -                    -

                                               -----------         ------------
Net loss                                             (437)                (541)

Other comprehensive income
          Foreign currency translation
            adjustment                                 15                   33

                                               -----------         ------------
Comprehensive loss                           e       (422)       e        (508)
                                               ===========         ============

Basic and diluted loss per share             e      (0.01)       e       (0.01)
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

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)



                                                FOR THE NINE         FOR THE NINE         TOTAL ACCUMULATED
                                                MONTHS ENDED         MONTHS ENDED             DURING THE
                                             SEPTEMBER 30, 2004    SEPTEMBER 30, 2003     DEVELOPMENT STAGE
                                             ------------------    ------------------     -----------------
Cash flow from operating activities
Net Loss                                      e     (1,338)         e     (1,681)         e      (25,137)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                        45                    49                     367
    Goodwill impairment                                 -                     -                      209
    Fees paid in warrants                              148                    -                   14,286
    Services and fee paid in common stock              168                    -                    1,119
    Changes in current assets and
    liabilities, net of
    effects from reverse purchase
    Decrease(increase) in receivable                    (8)                  (29)                    (70)
    Increase(decrease) in accounts payable              19                   359                     953
    Increase(decrease) in taxes and
    social costs payable                               (16)                  (60)                     37
    Other                                                8                  (106)                     163

                                                -----------         -------------           -------------
Net cash used in operating activities                 (974)               (1,468)                 (8,073)
                                                -----------         -------------           -------------

Cash flows from investing activities
  Patents and other                                     -                     -                     (338)
Cash acquired in reverse purchase                       -                     -                       13

                                                -----------         -------------           -------------
Net cash used in investing activities                   -                     -                     (325)
                                                -----------         -------------           -------------

Cash flows from financing activities
  Proceeds from issuance of common stock               675                    -                    3,651
  Borrowing from shareholders                           -                     -                      242
  Increase in note payable and other
  short-term advances                                  192                 1,121                   4,003
  Loan fees                                             -                     -                     (130)

                                                -----------         -------------           -------------
 Net cash provided by financing activities             867                 1,121                   7,766
                                                -----------         -------------           -------------

Effect on foreign exchange rate on cash                (10)                  189                     640

                                                -----------         -------------           -------------
Net change in cash                                    (117)                 (158)                      8

Cash, beginning of period                              125                   183                      -

                                                -----------         -------------           -------------
Cash, end of period                           e          8        e           25          e            8
                                                ===========         =============           =============



The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 1.  BASIS OF PRESENTATION

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2003. The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended September 30, 2004 were of a normal and recurring nature. The amounts presented for the nine month period ended September 30, 2004, are not necessarily indicative of the results of operations for a full year.

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

The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the nine month periods ended September 30, 2004 and September 30, 2003 were 60'575'513 and 50,944,454, respectively.
The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the three month periods ending September 30, 2004 and September 30, 2003 were 63,189,455 and 50,944,454 respectively. The weighted average number of shares outstanding for the purpose of calculating basic and diluted earnings per share for the development stage period is 37'771'160. Common equivalent shares, such as stock options and warrants, were excluded from the calculations of diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003 as well as the cumulative period as their effect would be antidilutive.


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

                                                                         For the nine    For the nine
                                                                         months ended    months ended
                                                                         September 30,   September 30,
                                                                              2004           2003
                                                                         -------------   -------------
Net Loss
         As reported                                                    E   (1,338)     E   (1,681)
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods for
         all awards, net of any related tax effects                             -              (26)
                                                                         -----------     ----------

         Pro forma                                                      E   (1,338)     E   (1,707)
                                                                         ==========      ==========

Basic and Diluted Loss Per Share
         As reported                                                    E    (0.02)     E    (0.03)
         Pro forma                                                      E    (0.02)     E    (0.03)


In connection with the issuance of common stock in the three months ended September 30, 2004, the Company issued warrants that entitle investors to acquire an additional 700,000 common shares at prices ranging from $0.10 to $0.12 per share. The total fair value of these warrants at their respective grant dates was E46, which amount was expensed during the three months ended September 30, 2004. All warrants expire July 31, 2005.


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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2003 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2004.

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

Since the acquisition of Mymetics SA, our financial statements have been prepared treating us as a development stage company. We currently do not make, market or sell any products or services. As of September 30, 2004, we had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, we have not generated any significant revenues. Revenues reported by us consist of incidental serum by-products of our research and development activities and interest income. For the purpose of our financial reporting, the development stage started on May 2, 1990, which is the date that Mymetics SA was originally organized in France.

As of September 30, 2004, we have an accumulated deficit of approximately E 25.1 million. Our losses have resulted primarily from research and development activities, related general and administrative expenses and bank fees incurred in connection with the acquisition of Mymetics SA. To date, our principal sources of funding have been private equity financings and bank financings. We expect to continue to incur substantial operating losses for the foreseeable future as we continue our research and development activities.

The following discussion and analysis of our results of operations and financial condition for the nine months ended September 30, 2004 should be read in conjunction with our consolidated financial statements and related notes included in this report on Form 10-Q.


NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues for the nine months ended September 30, 2004 and 2003 were nil.

Costs and expenses decreased to E1,338,000 for the nine months ended September 30, 2004 from E1,681,000 (-20.3%) for the nine months ended September 30, 2003. Research and development expenses decreased to E555,000 in the current period from E792,000 (-29.9%) in the comparative period of 2003 as a result of our difficult financial condition. General and administrative expenses decreased to E586,000 in the nine months ended September 30, 2004 from E711,000 (-17.6%)in the comparative period of 2003 due mostly to lower consulting fees.

The Corporation reported a net loss of E1,338,000, or E0.02 per share, for the nine months ended September 30, 2004, compared to E1,681,000, or E0.03, for the nine months ended September 30, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue was nil for the three months ended September 30, 2004 and September 30, 2003.

Costs and expenses decreased to E437,000 for the three months ended September 30, 2004 from E541,000 (-19.2%)for the three months ended September 30, 2003. Research and development expenses decreased to E140,000 in the current period from E279,000 (-49.3%)in the comparative period of 2003 due to our difficult financial situation. General and administrative expenses increased to E233,000 in the three months ended September 30, 2004 from E198,000 (+16.5%)in the comparative period of 2003 due to the cost of shares issued, whether for cash or services rendered, as disclosed hereafter under Item 5, "NEW INVESTORS".

We reported a net loss of E437,000, or E0.01 per share, for the three months ended September 30, 2004, compared to E541,000, or E0.01, for the three months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

These financial statements have been prepared assuming we will continue as a going concern. We have experienced significant losses since inception resulting in a deficit in shareholders' equity of E4.8 million as of September 30, 2004, which raises substantial doubt about our ability to remain a going concern. Deficits in operating cash flows since inception have been financed through debt and equity sources.

As of September 30, 2004, we had approximately E8,000 in cash compared to E125,000 at December 31, 2003.

Net cash used by operating activities was E974,000 for the nine months ended September 30, 2004, compared to E1,468,000 for the nine months ended September 30, 2003. A increase in accounts payable provided cash of E19,000 for the nine months ended September 30, 2004 compared to E359,000 for the nine months ended September 30, 2003.

Financing activities provided cash of E867,000 (of which E675,000 was from the issuance of common stock to three new investors) for the nine months ended September 30, 2004 compared to E1,121,000 in the same period last year (of which the entire amount was from proceeds of a note payable). We have a non-revolving term facility in the principal amount of up to E3.3 million, which matures on December 31, 2004. The only increase of this line authorized by the bank are the interests accrued during the period as well as payments in connection with the maintenance of our patents portfolio, pledged as collateral to the bank. We are confident that this facility will be extended.

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

As reported hereafter under "Subsequent events" and as disclosed in our filing 8-K dated October 25, 2004, with the Securities and Exchange Commission, we have obtained a firm commitment of $5 million under a Standby Equity Distribution Agreement signed with Cornell Capital Partners, LLP on October 20, 2004.

We will seek to raise additional funds from US or European government agencies such as NIH or Eurovac, from humanitarian donors such as the International AIDS Vaccine Initiative (IAVI) or the Bill and Melinda Gates Foundation, lenders and/or equity or debt issuance and/or potential partnership with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to obtain grants and/or raise additional capital on terms satisfactory to us, or at all. In the event that we are not able to obtain such additional capital or grants, we would be required to restrict or even halt our operations. If adequate funds are not available, we could be required to delay development or commercialization of our products or technologies that we would otherwise seek to commercialize for ourselves, or reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and result of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of September 30, 2004 and 2003 and expected cash flows from these debt obligations:


                            AS AT SEPTEMBER 30, 2004
                                 (IN THOUSANDS)


                                                          EXPECTED FUTURE CASH FLOW
                                                           YEAR ENDING DECEMBER 31,
                  CARRYING       FAIR       ---------------------------------------------------
                    VALUE        VALUE      2004        2005        2006        2007       2008       THEREAFTER
----------------------------------------------------------------------------------------------------------------
Debt obligations    E3,319    E3,319        E3,319      E -         E -         E -        E -        E -
----------------------------------------------------------------------------------------------------------------


                            AS AT SEPTEMBER 30, 2003
                                 (IN THOUSANDS)


                                                          EXPECTED FUTURE CASH FLOW
                                                           YEAR ENDING DECEMBER 31,
                  CARRYING       FAIR       ----------------------------------------------------
                    VALUE        VALUE      2003        2004        2005        2006        2007       THEREAFTER
-----------------------------------------------------------------------------------------------------------------
Debt obligations    E3,110       E3,110     E -         E3,110      E -         E -         E -        E -
-----------------------------------------------------------------------------------------------------------------

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

CHANGES IN INTERNAL CONTROLS

None.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three month period ending September 30, 2004, we had to face two legal proceedings brought against the Company or its French affiliate. The total amount involved is approximately E34,000, of which we believe E4,000 to be without merit. We expect to settle the remaining case out of court as soon as we will be able to obtain additional funds.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

NEW INVESTORS

Between August 2, 2004 and September 1, 2004, four new investors have acquired 1,516,667 new common restricted shares in a price range from $0.10 to 0.13 per share, representing a total amount of $179,000. Of these investors, two have also received warrants entitling them to acquire until July 31, 2005, an additional 700,000 shares for a total price of $74,000.

As has been the case since our management changes of July 31, 2003, the proceeds of these transactions have been used to i) settle, either totally or partially, amounts owed to critical service suppliers to Mymetics Corporation, thus allowing a gradual return to normal operations of the Company, ii) launch certain research projects having a high potential for strengthening our negotiating position with major pharmaceutical companies and iii) pay for minimal current operating expenses. As of this day, all officers of the Company are still working full time with neither pay nor liability insurance and shall continue to do so until the Company will be able to draw under the $5 million Standby Equity Distribution Agreement signed with Cornell Capital Partners, LLP on October 20, 2004, as reported hereafter under "Subsequent events" and as disclosed in our filing 8-K dated October 25, 2004, with the Securities and Exchange Commission.

In addition to the shares issued for cash as above, we have also issued 770,000 common restricted shares to six individuals who accepted to receive them instead of cash as compensation for services rendered.


SCIENTIFIC ADVANCES

Recent work conducted with our French scientific partners has shown that one of our non-optimized aids vaccine candidate had produced neutralizing antibodies against primary strains of the HIV-AIDS virus. We are presently testing generations 2 and 3 of our candidate vaccine and expect results during the first quarter of 2005.

Such results come on the heels of our previous work, conducted with our partner Protein'eXpert SA, which positively demonstrated the biological functionality of the large scale, conformational mimicry between the gp41 HIV transmembrane protein and IL-2, a key protein sometimes referred to as "the immune system's conductor".

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


SUBSEQUENT EVENTS

As disclosed in our filing 8-K dated October 25, 2004, with the Securities and Exchange Commission, we have obtained a firm commitment of $5 million under a Standby Equity Distribution Agreement signed with Cornell Capital Partners, LLP on October 20, 2004. Under this agreement, we may, at our discretion, issue shares to Cornell at any time over the next two years. The maximum aggregate amount of the equity placements pursuant to the agreement is $5 million. Subject to this limitation, we may draw down up to $175,000 per advance. The facility is to be used in whole or part entirely at our discretion, subject to an effective registration which we expect to file within a few days. There are no minimum draw downs required in the agreement. In addition, the Cornell shares carry an anti-shorting provision.

As part of this agreement, we had to increase the 85 million shares limit set in our Certificate of Incorporation, of which 5 million are preferred and 80 million are common shares. On October 18, 2004, the Board of directors authorized a new limit of 500 million shares, of which 5 million are preferred and 495 million are common shares, subject to the approval of shareholders representing a majority of the 66,407,864 shares outstanding on that day. A written consent is presently being circulated amongst 15 shareholders representing 35'641'314 shares or 53.7% of the outstanding total. Most such investors have already signed this written consent and those remaining have indicated that they will do so before November 19, 2004. The Amended and Restated Certificate of Incorporation is included as Exhibit 10.5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         EXHIBIT
         NUMBER        DESCRIPTION
         -------       -----------

          10.1         Standby Equity Distribution Agreement

          10.2         Registration Rights Agreement

          10.3         Escrow Agreement

          10.4         Placement Agent Agreement

          10.5         Amended and Restated Certificate of Incorporation

          31.1         Section 302 Certification of Chief Executive Officer

          31.2         Section 302 Certification of Chief Financial Officer

          32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)      REPORTS ON FORM 8-K

On October 25, 2004, we announced the Standby Equity Distribution Agreement signed with Cornell Capital Partners, LLP on October 20, 2004 described under SUBSEQUENT EVENTS above.

No financial statements were filed in connection with these reports on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 2004                 MYMETICS CORPORATION


                                          By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer