Form 10-K
period 2004-12-31
MYMETICS CORP
filed 2005-04-15
CIK 927761

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers and directors are affiliates) was approximately U.S. $2,371,982.80 as of December 31, 2004, computed on the basis of the average of the bid and ask prices on such date. The Registrant has no non-voting common stock.

         As of March 25, 2005, there were 70,647,864 shares of the Registrant's Common Stock outstanding.

================================================================================

USE OF EUROS

         The financial information contained in this Form 10-K is provided in Euros (E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 5, 2005, 1 Euro was convertible into 1.3240 United States Dollars.

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

Our strategy was crafted in part to minimize the risks usually associated with clinical trials, regulatory approvals and marketing, which we would expect to be borne by our future partner(s).

WE HISTORICALLY HAVE LOST MONEY AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

We historically have lost money. In the year ended December 31, 2004, we sustained net losses of approximately E 2,220,000. In the years ended December 31, 2003 and December 31, 2002, we sustained net losses of approximately E 2,786,000 and E 3,622,000, respectively. We currently are engaged in research and development activities and do not have any commercially marketable products. The product research and development process requires significant capital expenditures, and we do not have any other sources of revenue to off-set such expenditures. Accordingly, we expect to generate additional operating losses at least until such time as we are able to generate significant revenues. If we are unable to draw down on the Standby Equity Distribution Agreement provided by Cornell Capital or find alternative financing on commercially reasonable terms or generate revenue from the sale of products, we could be forced to curtail or cease our operations.

At December 31, 2004, we had an accumulated deficit of approximately E 12,148. Total cash disbursed since 1990 for operating activities, including Research and Development, is E 8,340,000. In order to become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

Our operating results are impossible to predict, because we have not begun selling any products. As a result, we cannot determine if we will be successful in our proposed plan of operation. Accordingly, we cannot determine what the future holds for our proposed plan of business. As such, an investment in our business is extremely risky and could result in the entire loss of your investment.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OR PREDICT OUR FUTURE BUSINESS PROSPECTS.

We have no operating history. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive and regulatory environment in which we will operate. We have made no material sales to date and have accumulated a net deficit from inception through December 31, 2004 of approximately $12 million. It is likely that additional losses will be incurred in the future. See "Description of the Business" and "Plan of Operations."

IF WE CANNOT DEVELOP AND INTRODUCE NEW PRODUCTS, WE CANNOT COMPETE SUCCESSFULLY IN THE MARKETPLACE.

Our key products still are in the development stage. See "Business - Where Are We and Where Are We Going?". While we are pleased about the progress made to date on these products, we cannot be sure that these products in development will be completed or, if completed, will be commercially viable.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS, WHICH COULD HARM OUR FUTURE SALES OF PRODUCTS.

A large number of companies currently compete with us in the market for our products. Many of these companies have far greater capital, marketing, and other resources than we do. Furthermore, we cannot assure you that these or other firms will not develop new or enhanced products that are more effective than any that we currently have or will develop in the future.

We have no certainty as to the availability and terms of future financing.
We believe that we will have sufficient working capital available through lines of credit and the proceeds of future offerings to finance our activities through at least March 2006. We anticipate, however, that such funds will not be sufficient to meet our capital needs for the foreseeable future. Therefore, we expect that we will be required to seek additional financing in the future. We cannot be sure that such financing will be available or available on attractive terms, or that such financing would not result in a substantial dilution of shareholders' interest. If we cannot obtain financing when we need it or on terms that are commercially reasonable to us, we will not be able to pursue our business plan as we currently anticipate. See "Use of Proceeds", "Plan of Operations", "Management's Discussion and Analysis", and "Projections."

ALTHOUGH WE HAVE RESTRUCTURED OUR EXISTING DEBT, WE HAVE NOT ALLEVIATED OUR WORKING CAPITAL NEEDS.

We need to address our working capital needs by the end of April 2005 to allow us to continue devoting our efforts to development of the business instead of raising needed capital.

NEITHER CHRISTIAN ROCHET, OUR CHIEF EXECUTIVE OFFICER, NOR ERNST LUEBKE, OUR CHIEF FINANCIAL OFFICER, ARE PAID FOR THEIR EFFORTS.

Finding people of comparable talent and dedication to our business would be difficult given our inability to pay management for their work.

ALTHOUGH WE DO NOT BELIEVE EITHER SYLVAIN FLEURY, OUR CHIEF SCIENTIFIC OFFICER OR MARC GIRARD, AN IMPORTANT SCIENTIFIC CONSULTANT, ARE PLANNING TO LEAVE US, REPLACING EITHER OF THESE MEMBERS OF OUR SCIENTIFIC TEAM WOULD BE DIFFICULT.

If we are unable to pay Sylvain Fleury's salary, he may soon lose his Swiss residency permit. Dr Fleury has been following, and associated with, our AIDS vaccine project since 1998 and we believe that replacing him as CSO on time for successfully prosecuting our pending patent applications would be next to impossible. We are therefore exposed to the risk of losing our pending patent applications.

OUR BUSINESS MODEL IS PREDICATED ON OUR BELIEF THAT WE WILL BE ABLE TO ENGAGE LARGE PHARMACEUTICAL COMPANIES TO PARTNER WITH US IN THE DEVELOPMENT OF OUR PRODUCTS.

Our failure to succeed in this endeavor will dramatically change our financial needs and ability to successfully sell any products that we develop.

INDUSTRY RISKS.

Like any other bio-technology company, we also face the risk that any results that we achieve in animal tests will not be replicated in human patients. We also work in an extremely competitive industry where patent protection is vital to the long-term success of our company.

OUR PRINCIPAL OFFICES ARE LOCATED IN SWITZERLAND AND IT MAY BE DIFFICULT FOR YOU TO ENFORCE JUDGMENTS AGAINST US OR OUR DIRECTORS AND EXECUTIVE OFFICERS.

Although we are a company incorporated under the laws of Delaware, all but one of our officers and directors are located outside of the United States. A substantial portion of our assets now are, and in the future we expect will be, located outside the U.S. As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It may be difficult and costly for an investor to get a court in Switzerland to enforce a judgment obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of the United States

WE HAVE ANTI-TAKEOVER PROVISIONS IN OUR BYLAWS THAT MAY DISCOURAGE A CHANGE OF CONTROL.

Our bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions

         - limit the ability of our stockholders to call special meetings of stockholders;

         - provide for a staggered board;

         - provide that our board of directors is expressly authorized to make, alter or repeal the bylaws; and

         - establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

                                TABLE OF CONTENTS

                                      PART I

ITEM 1.           BUSINESS.............................................      13

ITEM 2.           PROPERTIES ..........................................      26

ITEM 3.           LEGAL PROCEEDINGS ...................................      26

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..      27

                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..................................      27

ITEM 6.           SELECTED FINANCIAL DATA .............................      31

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................      31

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..........................................      33

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........      34

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..................      34

ITEM 9A.          CONTROLS AND PROCEDURES..............................      34

                                      PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..      35

ITEM 11.          EXECUTIVE COMPENSATION ..............................      38

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......      43

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......      44

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES...............      50

                                      PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K..........................................      52

SIGNATURES.............................................................      73

                                     PART I

ITEM 1.         BUSINESS

THE CORPORATION
OVERVIEW

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

We own all of the outstanding voting stock of LuxCo and of Mymetics S.A., which is a wholly-owned subsidiary of LuxCo. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

We currently do not make, market or sell any products or services, and thus, we have no revenues. We believe, however, that our research and development activities will result in strong intellectual property that can generate revenues for us in the future. Our business model is to conduct our research and development far enough to be able to sign a partnership agreement with one (or more) major pharmaceutical company(ies) active in the field(s) of HIV-AIDS preventive vaccines and/or therapies.

DEVELOPMENT OF THE COMPANY

From our inception in 1990 to December 1997, we operated in the environmental services industry, focusing on thermal treatment (in Florida), remediation services (in Florida and Pennsylvania) and waste oil recycling (in Illinois). In February 1995, we completed an initial public offering. In 1998 and 1999, after disposing of our thermal treatment, remediation services and waste oil recycling businesses, we provided consulting services to an industrial customer in Europe. In June 1999, we acquired a majority interest in Nazca Holdings Ltd., whose business involved the exploration for and development of groundwater resources in Chile. Following the disposal of our interest in Nazca in July 2000, we did not have an operating business.

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

On June 30, 2001, we closed on a private offering of 1,333,333 shares of our common stock, at E1.77 ($1.50) per share, for an aggregate price of E2,355,600 ($2,000,000). This private placement was exempt from registration pursuant to Regulation S of the Securities Act of 1933, and the shares were sold to foreign investors meeting the requirements of Regulation S.

MYMETICS CORPORATION

Mymetics' primary objective is to develop vaccines and therapies to prevent, respectively treat the effect of certain retroviruses, including the human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Additional applications of Mymetics' research include potential treatments and/or vaccines for animal AIDS, human oncoviral leukemias, multiple sclerosis, and organ transplantation.

Prior to 2002, our activities were primarily conducted in Europe. During the second quarter of 2002, through our operations in the United States, we launched programs in the United States in an attempt to reinforce our intellectual property portfolio and to accelerate the commercialization of our technology. This was done, in part, by attempting to target products and business development in the United States. Again, prior to this time, activities such as design of the prototype molecules, synthesis, and in vitro testing had been conducted exclusively in Europe. We believed that expanding our operating activities in the United States offered numerous advantages, including greater access to expertise, grants, subsidies, intellectual property and public and private research teams. Due to financial constraints, we were forced to limit these activities in January 2003. Following the management changes of July 2003, our activities again have been conducted exclusively in Europe, with certain in-vitro tests being performed in the United States.

Under our "best of class" R&D model, the overall research strategy, as well as most original ideas, are defined and contributed by our own scientific team, including Dr. Sylvain Fleury, Ph.D. (Chief Scientific Officer), Professor Marc Girard, DVM, D.Sc. (Head of Vaccine Development), and our founder, Dr. Pierre-Francois Serres (Head of Exploratory Research), assisted from time to time by members of our Scientific Advisory Board or by our outside directors, Professor Stanley A. Plotkin, M.D. and Dr. Robert Zimmer, M.D., Sc.D. Any given project is first subdivided into modules which are then subcontracted to "best of class" teams from academia, public or private laboratories or industry, all chosen for their high standards and specific know how. We can divide our work into "technology modules," and outsource such modules to the best team available to carry out needed work. For example, if we need rabbits to be bred, we will outsource this work on a commercial basis to the best company we can find. Most of the work that we outsource is easily replaced by other vendors. In unique cases, like protein engineering, we are more dependent upon companies like Protein eXpert. That said, we believe that with rare exception, we can replace these providers as well. We believe we benefit from the established relationships with our "partners" and approach our relationship in that manner. Mymetics pays for and coordinates the work, consolidates the results and retains all intellectual property associated with it. In certain limited cases, we will sign partnership agreements with companies offering technologies which can enhance or add value to our own products under development. Our agreement with Pevion AG, a small Swiss company with which we signed a scientific collaboration agreement which includes an option to receive an exclusive license to use their Virosome Vaccine delivery technology in conjunction with our AIDS preventive vaccine under development is an example of such an agreement. Under this model, Mymetics retains all intellectual property rights in the combined research and applies for domestic and international patents whenever justified. As agreed and coordinated by Mymetics, the research teams are authorized to co-publish their results.

         We intend to sign a partnership agreement with one of the few major pharmaceutical companies presently active in the preventive vaccine against HIV-AIDS as soon as our human clinical phase I trials are completed. We hope this could happen as early as 2006. The type of partnership agreement we intend to sign is typical in the world of biotechnology: an initial cash payment, followed by a series of payments associated with specific milestones and finally, royalties on any sales of end products, assuming these will have been approved by the various regulatory authorities involved, such as the Food and Drug Administration. We would not expect this to occur prior to 2009.

LUXEMBOURG 6543 S.A.

Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 1999 within the context of the acquisition of Mymetics S.A. by Mymetics Corporation as a legal vehicle to allow the former French shareholders of Hippocampe S.A. to defer French taxes due on the exchange of their Hippocampe S.A. shares for Mymetics Corporation shares. The company presently is dormant and we intend to liquidate it as soon as the financial resources needed to do so will be available.

MYMETICS S.A.

Our French subsidiary, Mymetics S.A. (formerly Hippocampe S.A.), founded in 1990, is a biotechnology research and development company devoted to fundamental and applied research in the area of human and veterinary biology and medicine. The company is the legal owner of our initial key patents, which were applied for prior to it being acquired by Mymetics Corporation. Mymetics S.A. is presently inactive. Its last salaried employee completed her assignment by, and had her employment contract terminated on January 31, 2005. We do not intend to hire additional staff in France in the foreseeable future, as all R&D will be carried on under Mymetics Corporation's responsibility. We intend however to use this legal entity to apply for European research grants.

TECHNOLOGY

CURRENT APPROACHES

Current drug treatments in HIV focus on slowing or impeding the progress of the virus once it has infected the body's host cells. Recent approaches seek to develop therapies that prevent the virus from fusing with host cells. If the virus cannot fuse, it cannot enter inside the cell and reproduce, thereby facilitating the successful fight of the body's immune system against the invasion.

MYMETICS' APPROACH

Our vaccine strategy is based on the use of the gp41 molecule, which is a key viral membrane protein required for the penetration of HIV into the host cells. This process occurs in two main steps:

First, binding of HIV gp120 glycoprotein to the CD4 molecule present at the cell surface, followed by a second binding to the co-receptor (mainly CCR5 or CXCR4); Gp120, which usually covers gp41, is then released, liberating the gp41 protein, which mediates the fusion between the viral envelope and the target cell membrane.

By carefully modifying parts of the HIV gp41 molecule, we have obtained an engineered molecule that:

         o Is trimeric and stable with a folding close to the native protein;

         o Is soluble in the absence of detergent or can be incorporated into liposomes, which is more suitable for in vivo work;

         o Can be easily produced by recombinant bacteria like E. coli;

         o Has been stripped of an immunodominant area that generates numerous non-neutralizing antibodies, which may fool the immune response.

         o Has been stripped of its key IL-2-like sequences, minimizing the important potential cross-reaction with host proteins that may contribute to the destruction of the immune system seen in HIV patients;

This type of new engineered trimeric gp41 molecules should be able to elicit antibodies that block virus-cell fusion, thus preventing HIV-1 infection. Based on research results recently presented at the world AIDS Vaccine 2004 conference, held in September 2004 in Lausanne, Switzerland, we believe that our latest neutralizing and transcytosis results and vaccine strategies definitely place us amongst the most advanced teams devoted to AIDS vaccine research worldwide.

Our findings further apply to a range of additional diseases, including certain oncoviruses often associated with leukemia.

BACKGROUND INFORMATION

THE IMMUNE RESPONSE
Normally, the body's immune system responds to the invasion of pathogen. In the case of HIV, for example, an infected host cell alerts the immune system by secreting interleukine-2 (IL-2), a special protein (called a cytokine) that acts as a key messenger for many cells of the immune system.

IL-2 acts as a T cell growth factor, promotes NK proliferation and stimulates B cell growth (cells that produce antibodies). Together, these "soldier cells" attack foreign pathogens like viruses, and help to destroy them. From the first encounter with the invader, the immune system keeps a memory of what happened and specialized "memory" T and B cells are established as guardians in the host's body. The next time the invaders try to enter, they will be swiftly attacked and disarmed.

HIV & AIDS

HIV-1 is a retrovirus that gradually disrupts and attacks the body's immune system, leading to AIDS.

HIV attaches itself to the target host cell using a harpoon-like surface protein called gp160. This protein spears the host cell's membrane, drawing them together so that the virus can fuse with the host cell.

Once attached, the virus penetrates the cell and commandeers the cell's machinery. Then it rapidly replicates itself.

What makes HIV-1 so lethal? It targets the most central cell of the immune system, the CD4+ T cells which produce the IL-2 cytokine, a key messenger for immune cells. These cells usually coordinate the cellular and humoral responses that are directed to thwart the pathogen (HIV). When the number of such CD4+ T cells decreases significantly over time, the amount of IL-2 becomes also too low for an efficient immune attack orchestration. Consequently, HIV as well as other pathogens evade the activity of the immune system, leaving the host vulnerable to disease.

HIV proves itself an elusive target because it:

         o reproduces itself at an extraordinary rate (several billion new virus particles are created daily)

         o mutates rapidly: as it reproduces itself, it makes mistakes that produce new virus particles that are slightly different; these differences make the virus harder to target by the immune system.

MYMETICS AND HIV/AIDS

Normally, the immune system would respond to this attack: IL-2 would be secreted mostly by activated CD4+ T cells to signal the alarm to the other T-Cells subtypes and B-cells. With HIV, this approach backfires. Why?

Mymetics has discovered a peculiar inter-reactivity between part of the virus's "harpoon" and the host cell's "alarm" (IL-2). We call it "mimicry".

The shaft of the virus' harpoon, called gp41, actually appears to "mimic" the host cell's IL-2. This dynamic enables the virus to attach itself to the host cell membrane at a precise portal. An unusual consequence: when the "soldiers" (antibodies) arrive to battle the virus, they "confuse" the virus's gp41 with the host cell IL-2 - and attack and destroy them both.

As the immune system methodically kills its own soldiers, the HIV continues to replicate swiftly. The equilibrium shifts and the HIV outpace our body's defenses. The result is AIDS, a fatal disease that affects an increasing number of people worldwide.

WHERE ARE WE AND WHERE ARE WE GOING?

Mymetics has documented the existence of an important three-dimensional molecular mimicry between the gp41 glycoprotein of HIV-1 and the human interleukin-2 (IL-2) cytokine, a mimicry also found in lentiviruses causing AIDS in other animal species. Mymetics has already explored this mimicry over the last three years as starting point for developing a safe HIV-1 candidate vaccine capable of eliciting neutralizing antibodies, while preventing potential harmful cross-reactivities toward host proteins such as the human IL-2 (Mymetics US Patent 6,455,265). We believe that this innovative concept may render vaccines from the 21st century as efficacious as those from the 20th century, in addition to be safer.

Together with Protein'eXpert S.A., we have succeeded in engineering and producing in bacteria E. Coli the first gp41 generation in September 2003, which forms soluble and stable gp41 trimers that closely resembles the native gp41 found on HIV-1. This first generation of gp41 immunogen is devoid of the cluster I and 2F5/4E10 epitopes, in addition of being mutated in one important IL-2 mimicry area. The design of the first gp41 generation was intended to identify new important epitopes as well as to focus the immune response on possible neutralizing epitopes different from the 2F5/4E10 previously identified by other teams.

From January to August 2004, the first gp41 generation was tested in rabbits for it's capacity to elicit neutralizing antibodies toward HIV-1. Such antibodies were obtained in large quantities and their neutralizing potential was evaluated by our academic collaborators. Thus, a renowned scientist in the field of transcytosis, Dr.

Morgane Bomsel (Cochin Institute, Paris, France), obtained 60% inhibition of HIV-1 transcytosis with primary strains. Sera were also tested in the laboratory of Dr Christiane Moog (Institut Pasteur, Strasbourg, France), a well acclaimed specialist in neutralizing antibodies in the HIV field. In the performed assay, primary T cells infection by primary HIV-1 strains (Bx-08 and SF-162) were respectively neutralized at 70% and 80% by low sera dilutions. When total rabbit antibodies were purified from the serum, a neutralizing activity of 80% was obtained with an antibody concentration of 20 ?g/ml, using three primary HIV-1 strains. These results are similar to those obtained with the 2F5 antibody (>90% inhibition), one of the most potent neutralizing antibodies so far identified but which sor has never turned out to be effective vaccine candidate. Infection of primary human macrophages by primary HIV-1 strains was also strongly inhibited (>90%) with a low antibody concentration (< 2 ?g/ml). These preliminary results are highly encouraging, considering that the first gp41 generation of immunogen did not include the 2F5/4E10 epitopes.

A second gp41 generation that has included the 2F5 and 4E10 epitopes was obtained in August 2004 and produced on a larger scale in September 2004. These new gp41 immunogens were incorporated into liposomes and were well recognized by the 2F5 and 4E10 monoclonal antibodies kindly provided by Dr Wayne Koff (IAVI), which suggest the presence of functional epitopes. Rabbit immunizations with gp41-liposomes have already started in mid-September and non-human primate (Rhesus macaque) immunizations are scheduled for November 2004. Presence of neutralizing antibodies in animal sera will be screened during winter 2005, involving different neutralizing assays performed by different laboratories in the US and France. Considering the encouraging results obtained with the first generation, we are expecting the second generation of gp41 to display a good cross-clade neutralizing activity toward various HIV-1 primary isolates. Results are expected by April 2005. Other complementary studies are under investigation for evaluating protein structures (MNR, circular dichroism), antigenicity and immunogenicity.

Meanwhile, a third and fourth generation of gp41 immunogens with improved strategies for epitope maintenance and presentation are already in the pipeline. These gp41 immunogens should be available in January-February 2005 for new immunization experiments. We are expecting to initiate mucosa immunizations in 2005 of non-human primates with these two generations of gp41 with newly formulated adjuvants, then challenge primates with viruses to study the immune protection. A pre-clinical lot of gp41 immunogen is planed for late 2005 for toxicology and phamacokinetics evaluation of the best gp41 immunogen. Human tolerance and immunogenicity of the best gp41 immunogen should thereafter take place in a phase I clinical trial in 2006-2007.

Visit our website (www.mymetics.com) for more information on our technology. Visit the IAVI web site (www.iavi.org) for more background information on AIDS.

VACCINAL USE OF THE MIMICRY DISCOVERY

Our current research modules focus on the following three fields:

- PREVENTIVE VACCINES. We believe that our discovery of the host-virus IL-2 mimicry opens the door to novel therapeutic and HIV-AIDS preventive vaccine strategies. We believe that properly mutated trimeric gp41 represent excellent candidate vaccines because they are devoid of the "IL-2" like structure and its harmful associated side effects. Furthermore, these engineered gp41 have conserved their antigenic properties and correspond to the most conserved region of the viral envelope glycoprotein, which otherwise exhibits considerable genetic diversity. Our specific preventive vaccine would be "universal" in that it would train the body's immune system to recognize and defeat a broad array of HIV strains, while preventing the induction of the autoimmune reaction toward IL-2. Our recent advances in protein engineering and production allowed us to obtain very good soluble and stable trimeric gp41, which has accelerated the preliminary vaccine program.

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

For the year ended December 31, 2004, we focused on research and development and, as a result, did not generate any revenues or engage in any licensing activities. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, we spent E 612,000, E 1,263,000 and E 1,878,000 respectively, on research and development activities.


KEY PERSONS

See ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT


RESEARCH AND DEVELOPMENT EXPENSES

INTELLECTUAL PROPERTY

We are the exclusive owner of intellectual property relating to our core business which is focused on the development of novel HIV and FIV therapeutics and vaccines. Particularly, we own two issued French patents FR99 06528 and FR01 15424 and one U.S. issued patent US 6,455,265 and its corresponding national filings and divisional filings in various countries including Europe, the United States, Japan, Canada and Israel. We also filed two Patent Cooperation Treaty, or PCT, applications, WO 03/048187 and WO 03/104262, with national phases in the United States and EP. We have additionally filed four United States provisional applications related to the field.

On July 24, 2004, we applied for a new U.S. patent which covers our mutated, trimeric, stable recombinant gp41 protein.

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

COMPETITION

We have not yet developed an actual product or generated any revenues. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine all of which could be considered competitors.
Preventive Vaccines. We are conducting research aimed at developing a preventive vaccine for the HIV-1 virus, which vaccine will provide protection against a broad array of viral strains.

In the field of HIV vaccines, the failure in 2003 of the VAXGEN product in Phase III clinical trials underscores the need for an effective solution to the global challenge posed by HIV. As this particular candidate was based on technology unrelated to our technology, we do not feel that the cessation of clinical trials with respect to VAXGEN negatively impacts our prospects for developing a viable preventive vaccine.

The worldwide vaccine market is dominated by four large multinational companies: Sanofi Pasteur S.A. (formerly Aventis Pasteur S.A.), Merck & Co., GlaxoSmithKline Plc, and Chiron Inc. Other companies such as Progenics Pharmaceuticals, Inc., are also developing preventive vaccines.

While many of these individuals and entities have greater financial and scientific capabilities, and greater experience in conducting pre-clinical and clinical trials, we believe that our innovative approach to vaccine development, which is based on the observed immunological cross-reactivity (or mimicry) between the well preserved, antigenic and immunodominant domain of GP41 and IL-2, and relies on the observation of expected autoimmune consequences in HIV infected subjects, will provide an advantage over existing and future approaches that have been pursued so far, including:

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

GOVERNMENTAL REGULATION

Our strategy was crafted in part to minimize the risks usually associated with clinical trials, regulatory approvals and marketing, which we would expect to be borne by future partner(s).

We contract with third parties to perform research projects related to our business. These third parties are located in various countries and are subject to the applicable laws and regulations of their respective countries. Accordingly, regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products by our future partners and therefore has an indirect impact on our ongoing research and product development activities. Any products that will be developed by our future partners(s) based on our technology will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. In addition, various federal and state statutes and regulations will also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Obtaining royalties in the future will depend on our future partners' ability to obtain and maintain the necessary regulatory approvals. Pre-clinical studies generally are conducted on laboratory animals to evaluate the potential safety and the efficacy of a product. In the United States, we must submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, or IND, which application must become effective before we can begin clinical trials in the United States. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process. At this time, neither we nor any of our partners has submitted any of our pre-clinical results to the FDA nor any European or other health regulation agency. The process which is described below is therefore to be considered as generic background information which is relevant to the industry as a whole.

Phase I. Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal volunteer subjects. Phase I clinical trials are designed to determine the metabolic and pharmacologic actions of a drug in humans, the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

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

Our future partner(s) will have to complete an approval process, similar to the one required in the United States, in virtually every foreign target market in order to commercialize product candidates based on our technology in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Approvals (both foreign and in the United States) may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to our partner(s).

EMPLOYEES

As of December 31, 2004, Our Luxembourg affiliate had no employees,
Mymetics S.A. had one full-time employee which had her contract terminated as of January 31, 2005 and Mymetics Corporation had two full-time employees: Mr. Cristian J.-F. Rochet, our Chief Executive Officer, and Mr. Ernst Luebke, our Chief Financial Officer. Both officers were employed under informal agreements based on general terms agreed in 2003 by our Board of Directors. Under said agreements, both officers' salary will only be paid once the Company's financial position would allow it to do so. At December 31, 2004, Mr. Rochet and Mr. Luebke were owed Euro 51,230 and Euro 115,494 respectively as a result of this decision.

WWW.MYMETICS.COM

News and information about Mymetics Corporation and its subsidiaries is available on our web site, www.mymetics.com.


ITEM 2. PROPERTIES

We currently occupy two leased properties, one in Nyon, Switzerland, very near to Geneva, and the other in Saint-Genis Laval, France, very near to Lyon.

Our Nyon facility, at 14, rue de la Colombiere, has approximately 60 square meters of office space that houses our administrative operations.

Our Saint Genis Laval location, at 52, avenue de Chanoine Cartellier has approximately 45 square meters of office space that is used by our head of exploratory research.

We also conduct our research operations at the properties of various third parties, worldwide.

We believe that our current facilities are adequate for our foreseeable needs, and no additional space presently is necessary. The lease in Nyon can be terminated at short notice, and the one in Saint Genis Laval expires in 2006.


ITEM 3. LEGAL PROCEEDINGS

We are a party to routine litigation incident to our business. Our policy is to defend vigorously only the suits with material amounts being sought in damages and after considering the potential legal costs involved. We do not currently maintain any insurance but are planning to conclude one as soon as our financial resources will allow it.

We are subject to a judgment against our subsidiary Mymetics S.A. issued in July 2004 by a court ("Tribunal de Prud'hommes") in Nantes (France). A former employee received a temporary judgment against us for E4,000 for alleged wrongful termination by the former management of Mymetics S.A. We do not intend to appeal the judgment as the legal costs involved would probably be higher than the damage at stake.

We were party to a second case in which a creditor of ours claims that we owe it approximately E30,000. The claim was filed before a court in Lyon ("Tribunal de Grande Instance") on June 29, 2004. We expect to settle the case as soon as our financial resources will allow it.

We are subject to a proceeding brought by Dr. Serres, a current director and former officer for alleged wrongful termination of Dr. Serres by our previous management. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of Directors retroactively from May 5, 2003 until November 3, 2003, when he was promoted as Head of Exploratory Research, his current position with the Company. In exchange for being reinstated retroactively, Dr Serres agreed to forfeit all legal and punitive compensation for having been terminated without cause. The French Industrial Tribunal granted Dr. Serres E45,735 in an emergency injunction of October 14, 2003. The final amount which Dr. Serres has claimed in terms of legal and punitive compensation if the case had been allowed to run its full course is in excess of Euro 175,000. Our French legal counsel believe however that this claim is without merit as under French law, salaried company directors and officers are only eligible for severance pay and other compensation if certain, very stringent, conditions are met which, in our counsels' opinion, is evidently not the case for Dr. Serres. The agreement between Dr. Serres and the Company has yet to be finalized.

While we expect to prevail in all of these cases, our management believes that adverse results in one or more of these cases could have a material adverse effect on our results of operations in future periods.


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

FISCAL QUARTER ENDED                                      HIGH          LOW
2003
March 31.........................................    $    0.22    $    0.09
June 30..........................................         0.14         0.09
September 30.....................................         0.12         0.07
December 31......................................         0.14         0.04

2004
March 31.........................................    $    0.125   $    0.125
June 30..........................................         0.118        0.10
September 30.....................................         0.08         0.08
December 31......................................         0.30         0.27

         (b) Stockholders. At March 5, 2005, the Corporation had approximately 796 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

         (c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Number of Securities remaining
                                                                                           available for issuance under
                                  Number of Securities to be  Weighted Average Exercise     equity compensation plans
                                    issued upon exercise of      Price of Outstanding    (excluding securities reflected
                                     Options, Warrants and      Options, Warrants and             in column (a))
                                            Rights                      Rights
Plan Category                                 (a)                        (b)                           (c)
-----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders (1)        556,250 (2)                 U.S. $0.92                   4,557,500
-----------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans not
Approved by Security Holders          1,500,000 (3)                 U.S. $0.10                       N/A
-----------------------------------------------------------------------------------------------------------------------------
      Total                           2,186,416                     U.S. $0.39                   4,557,500
-----------------------------------------------------------------------------------------------------------------------------

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

(2) Includes (i) 442,500 shares of common stock underlying options granted under our 2001 Stock Option Plan, (ii) 100,000 shares of common stock underlying options granted under our 1995 Qualified Incentive Stock Option Plan and (iii) 13,750 shares of common stock underlying options granted under our 1994 Amended and Restated Stock Option Plan.

(3) We do not have any formal equity compensation plan that has not been authorized by our stockholders. These grants are made on an individual basis and are approved by our board of directors. Accordingly, there are no shares of common stock reserved for issuance under these arrangements.

ISSUANCES OF UNREGISTERED SECURITIES

              Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2004 and ending on March 7, 2005. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering.

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

              The present Board of directors further believes that the Company needs to have rapid access to the inner circle of world opinion leaders in matters of HIV-AIDS if it wants to have its ideas, work and results peer recognized and accepted to qualify for grants and other donations. With this in mind, we have been able to attract world class personalities such as Mr. Jacques-Francois Martin, former CEO of Laboratoires Merieux, member of the Board of the IAVI and CEO of the vaccine Fund chaired by Mr. Nelson Mandela, and Professor Marc Girard, DVM, D. Sc., former Head of the Laboratory of Molecular Virology at the Pasteur Institute in Paris (France), former Director, European Research Center for Virology and Immunology (CERVI) in Lyon (France), former Head of the HIV Task Force at the French National Agency for AIDS Research (ANRS), Paris, former Director General of the Merieux Foundation in Lyon (France), former Chairman of the European Consortium for an HIV Vaccine (EuroVac), Brussels. But one doesn't attract bees with vinegar, thus:

- - In January 2004, we issued two investors 2,000,000 common shares of Mymetics Corporation for E166,400, or approximately $.10 per share.

- - In January 2004, we issued the same two investors warrants to acquire, before July 31, 2004, an additional 2,000,000 common shares of Mymetics Corporation at $.10 per share.

- - In January 2004, we issued Professor Marc Girard, DVM, D. Sc., 500,000 common shares of Mymetics Corporation in recognition of his support of the Company and in compensation for his modest remuneration as Head of our Vaccines Development.

- - In January 2004, we issued two free-lance secretaries 25,000 shares each for services rendered to our CEO, Mr. Christian Rochet, in lieu of cash compensation.

- - In February 2004, we issued one investor 2,500,000 common shares of Mymetics Corporation for $250,000, or $.10 per share.

- - In February 2004, we issued the same investor a warrant to acquire, before July 31, 2004, an additional 2,500,000 common shares of Mymetics Corporation at $.10 per share.

- - In April 2004, we issued CEDIC, a not-for-profit French foundation headed by Professor Touraine, 120,000 shares in settlement of a dispute which had arisen during the previous management's tenure.

- - In May 2004, we issued MFC Merchant Bank SA 500,000 shares as fee for the 6-month extension of its E3.2 million loan.

- - In June 2004, two investors exercised their options to acquire 2,000,000 common shares of Mymetics Corporation for $200,000, or $.10 per share.

- - In August 2004, we issued two investors 500,000 common shares of Mymetics Corporation for $50,000, or $.10 per share.

- - In August 2004, we issued one investor 766,667 common shares of Mymetics Corporation for $100,000, or $.13 per share.

- - In August 2004, we issued our French accountant and a Swiss consultant 100,000 shares each for services rendered to the Company, in lieu of cash compensation.

- - In August 2004, we issued one investor 200,000 common shares of Mymetics Corporation for $24,000, or $.12 per share.

- - In August 2004, we issued our Luxembourg legal adviser 50,000 common shares of Mymetics Corporation for services rendered in lieu of cash compensation.

- - In September 2004, we issued one investor 50,000 common shares of Mymetics Corporation for $5,000, or $.10 per share.

- - In September 2004, we issued our CEO's free-lance secretary 20,000 shares each for services rendered in lieu of cash compensation.

- - In September 2004, we issued two German market communication consultants 500,000 shares for services rendered to the Company, in lieu of cash compensation.

- - In October 2004, we issued Cornell Capital Partners LLP 2,013,109 shares as commitment fee under the $5 million Standby Equity Funding Agreement.

- - In October 2004, we issued Newbridge Securities Corporation 93,633 shares as fee under the $5 million Standby Equity Funding Agreement.

- - In November 2004, we issued one investor 40,000 common shares of Mymetics Corporation for $5,000, or $.10 per share.

- - In November 2004, we issued one creditor (and former plaintiff) 2,000,000 common shares of Mymetics Corporation as collateral for the CHF 120,000 (approx. $100,000) awarded to him by the courts of Geneva (Switzerland). These shares shall be returned to the Company once the amount due is fully paid.

- - In March 2005, we issued MFC Merchant Bank SA 500,000 shares as fee for the restructuring of its E3.4 million loan.

- - In March 2005, we issued Professor Stanley A. Plotkin 200,000 shares as initial fee for joining our Board of Directors.

- - In March 2005, we issued Northern Light International 1,500,000 shares as fee for consulting services.

All such issues of shares and warrants were made under an informal Equity Compensation Plan not approved by Security holders. These grants were made on an individual basis and were approved by our Board of directors.


ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2004, 2002, 2001, 2000, and 1999, respectively.

                                For THE      FOR THE      FOR THE       FOR THE       FOR THE
                                 YEAR         YEAR         YEAR          YEAR          YEAR
                                 ENDED        ENDED        ENDED         ENDED         ENDED
                                DEC 31,      DEC 31,      DEC 31,       DEC 31,       DEC 31,
                                 2004         2003         2002          2001          2000
                                 ----         ----         ----          ----          ----
                                      (EUROS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Operating revenues                   0            0            8            26             13
Research & Development
   Expenses                        612        1,263        1,878           482            101
General & Administrative
   Expenses                      1,264        1,090        1,293         1,034            351
Loss from continuing
   Operations                    2,202        2,786       (3,622)       (1,848)        (1,314)

COMMON SHARE DATA(1)
Loss from continuing
   operations per
   common share                  (0.04)       (0.05)       (0.07)        (0.04)         (0.04)
Weighted average common
  shares   outstanding
 (in thousands)                 62,145       51,285       50,046        42,460         33,311


BALANCE SHEET DATA
Working capital                (2,035)       (4,294)      (2,306)          504           (652)
Total assets                      192           367          477         1,692            625
Long-term obligations           3,110           242          242           242            242
Total stockholders'
   equity                      (5,065)       (4,400)      (2,349)          693           (765)

(1)      Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

We did not achieve any revenue for the years ended December 31, 2004 or December 31, 2003. Our lack of revenue is directly attributable to our focus on research and development. The Company predicts that this focus will continue for the foreseeable future, but we are unable to predict future economic conditions at the time that our products are ready to be commercialized by our future partners(s), as described elsewhere in this document. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to the Company's intellectual property.

We achieved E8,000 in revenue for the year ended December 31, 2002.
Costs and expenses decreased to E2,202,000 for the year ended December 31, 2004 from E2,786,000 for the year ended December 31, 2003, a decline in costs and expenses of 20.9%.

Research and development expenses decreased to E612,000 in the current period from E1,263,000, a decline of 51.5% in the comparative period of 2003, mostly due to our decision to adapt our R&D efforts to our present financial capabilities by i) focusing our efforts on the development of a preventive human vaccine against HIV-AIDS, an area in which we believe to have a competitive advantage and which addresses a world crisis of catastrophic proportion, ii) temporarily suspending our development efforts of therapeutic human antiviral peptides which, despite showing very encouraging results, would be facing strong existing competition, iii) suspending the development of a feline preventive vaccine which, despite being an excellent model for our mimicry based technology would have only limited commercial potential and iv) abandoning all development of our feline therapeutic peptides due to our perception of a weak or non existent commercial potential.

General and administrative expenses increased to E1,264,000 in the year ended December 31, 2004 from E1,090,000, an increase of 16.0% in the comparable period of 2003. The net increase in our expenses results from i) a general decrease of E62,000 in operating expenses such as rent, lawyers fees, etc. and ii) E207,000 as cost of shares issued for services, such as the initial grant of 500,000 shares to Professor Girard, our Head of vaccines development (E29,000), or the cost of shares issued in addition to cash, either to "buy time" from critical creditors inherited from the former management or to "buy fidelity" from critical suppliers of services.

Costs and expenses decreased to E2,786,000 for the year ended December 31, 2003 from E3,630,000 for year ended December 31, 2002, a decline of 23.3%, essentially as a result of a decrease in salaries and fees paid to former well paid officers having left the Company in 2003, partially replaced in August 2003 by shareholder officers drawing moderate salaries and incurring limited travel expenses, in particular a marked reduction of transatlantic flights.

Research and development expenses decreased to E1,263,000 in 2003 from E1,878,000 in the comparable period of 2002, a decline of 32.7%. General and administrative expenses decreased to E1,090,000 in the year ended December 31, 2003 from E1,293,000 in the comparable period of 2002, a decline of 15.7% reflecting the former management's decision to wind up the Company.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. The following is a description of those accounting policies believed by management to require subjective and complex judgments which could potentially affect reported results.

REVENUE RECOGNITION AND RECEIVABLES

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

However, should the Company engage in any form of commercial activity, a Revenue Recognition and Receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2004 and 2003 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

The Company makes estimates of the uncollectibility of its accounts receivable. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, customers in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company's net income is directly affected by management's estimate of the collectibility of accounts receivable.

Management believes that adequate controls are in place to ensure compliance with contractual product specifications, a substantial history of such performance has been established, and historical returns and allowances have not been significant. If actual sales returns and allowances exceed historical amounts, the Company's sales would be adversely affected.

The Company continuously monitors collections and payments from its customers. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

BUSINESS PLAN

During the next 12 months we intend to continue development and commercialization activities currently underway and to explore new activities. With respect to our gp41 research activities, we intend to continue the activities currently ongoing. In this regard:

         - We completed the testing in rabbits for capacity to elicit neutralizing antibodies from our first generation of recombinant, mutated, trimeric, stable and soluble gp41 proteins at two laboratories in France and received highly encouraging results.

         - We expect to complete the screening for the presence of neutralizing antibodies in animal sera with our second and third generations of recombinant, mutated, trimeric, stable and soluble gp41 proteins and to have results by the end of 2005.

         - We plan to continue to engage in gp41 testing, including initiating mucosa immunizations of non-human primates and, beginning in 2006, a phase I clinical trial for human tolerance.

The precise timing of the gp41 (and any related) activities over the next 12 months and beyond cannot be predicted with certainty, as they are dependent upon the timing of completion of research and development milestones and the requirements of our testing laboratories. For a description of the activities proposed to be conducted in relation to gp41, see "Description of Business - Where Are We and Where Are We Going?"

Along with our gp41 research, we continue to explore other complementary research studies conducive to the further research and development of an HIV-1 vaccine.

As discussed in the section entitled "Description of Business - Mymetics Corporation," we subcontract our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we sign partnership agreements with companies offering technologies that can enhance our products.

As discussed in the section entitled "Description of Business - Government Regulation," we will contract with third parties to develop future products based upon our technology, and the process for that product development is highly regulated.

The first phase involves closely monitored clinical trials and the initial introduction of an investigational new drug into human patients. We expect to complete these human clinical phase I trials by the end of 2007 and then to sign a partnership agreement with a major pharmaceutical company. The agreement most likely would involve an initial cash payment, followed by a series of payments associated with specific milestones and, finally, royalties on any sales of end products.

We have initiated discussions under Non Disclosure Agreements with three of the five major pharmaceutical companies targeted as potential development partners. We do not expect to generate any revenues from any of our product development activities or licensing until 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had no/immaterial cash at December 31, 2004, compared to E125,000 at December 31, 2003 and E183,000 at December 31, 2002.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E241,000 in current year, E1,138,000 in the comparative period last year and E2,173,000 in 2002. The non-revolving term facility is in the principal amount of up to E3.7 million and matures on December 31, 2006, with partial repayments of E200,000 on June 30, 2005, E300,000 on December 31, 2005 and E400,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into "rule 144" restricted common shares of Mymetics Corporation at $0.30 per share. At December 31, 2004, Mymetics had borrowed an aggregate of E3,368,000 pursuant to this non-revolving term facility.

As of December 31, 2004, we had an accumulated deficit of approximately E12 million and we incurred losses of E2,202,000 in the twelve-month period ending December 31, 2004. These losses are principally associated with the research and development of our HIV vaccine technologies, research into potential animal AIDS treatments, and other related research activity. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies. These losses also include approximately E1,383,000 of stock based compensation and E274,000 directors' fees. For further information regarding stock-based compensation and other amounts paid to officers, directors, affiliates and their immediate family members, see the section of this report entitled "Executive Compensation."

Accounts payable of E1,491,000 at December 31, 2004, include E326,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses and E1,165,000 representing various monthly bills for operating expenses paid to unrelated third parties, including utility bills, equipment servicing, laboratory expenses, plant and office expenses, and professional fees. Payable to Shareholders of E242,000 at December 31, 2004, represents various amounts advanced by our founder, Dr. P.-F. Serres, to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in november 1998 between Dr. Serres and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to Dr. Serres. Consequently, they are classified as long term debts.

Net cash used by operating activities was E1,241,000 for the year ended December 31, 2004, compared to E1,773,000 for the year ended December 31, 2003 and E3,235,000 for the year ended December 31, 2002. The major factor were successive increases in accounts payable, which provided cash of E259,000, E780,000 and E16,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Investing activities provided immaterial cash for the years ended December 31, 2004 and 2003, and E252,000 for 2002.

Financing activities provided cash of E928,000 for the year ended December 31, 2004 compared to E1,263,000 in the same period last year and E2,181,000 in 2002.

Proceeds from issuance of common stock provided cash of E687,000 for the year ended December 31, 2004 compared to E125,000 in the same period in 2003 and E8,000 during the year 2002.

                Our budgeted monthly cash outflow, or cash burn rate, for 2005 is approximately 240,000 per month for fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing:

Current budget                                                                       Monthly          12 Months
                                                                                     -------          ---------
Management salaries, social costs and fees                                    E       50,000            600,000
Traveling expenses                                                                    20,000            240,000
Property leases and operating expenses                                                 2,000             24,000
Administration (accounting and 1 secretary)                                           13,000            156,000
Professional fees                                                                     20,000            240,000
Interest expenses                                                                     14,000            168,000
                                                                                     -------          ---------
                                 Total General and Administrative expenses    E      119,000          1,452,000
                                                                                     -------          ---------
Internal R&D (salaries and Laboratory reagents)                                       18,000            216,000
Pre-clinical trials                                                                   35,000            420,000
External collaborators                                                                68,000            816,000
                                                                                     -------          ---------
                                   Total Research and Development expenses           121,000          1,452,000
                                                                                     -------          ---------
                                                                     Total    E      240,000          2,880,000
                                                                                     =======          =========

We expect that the monthly cash outflow may increase significantly as the Company increases its research and development activities, and prepares for additional research and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

"Salaries and related payroll costs" represents fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our two salaried executive officers a combined amount of E16,000 per month (E20,000 in 2005). Since January 1, 2004, payments of $CHF 9,000 (approx. E6,000) per month for Sylvain Fleury's services as our Chief Scientific Officer have been made pursuant to a three-way consulting agreement with Centre Hospitalier Universitaire Vaudois (CHUV), a Swiss University Hospital located in Lausanne, where Dr. Fleury is employed to allow him to supervise a research project funded by the Swiss FNRS (Swiss National Research Foundation) which he had initiated before joining Mymetics. Since January 1, 2004, payments of $E4,000 per month for Marc Girard's services as our Head of Vaccines Development have been made pursuant to a consulting agreement with the World Health Organization. For further information regarding these consulting agreements, see "Executive Compensation - Employment and Consulting Contracts" appearing elsewhere in this report

Monthly fixed and recurring expenses for "Property leases" of $E2,000 represents the represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), and at 52, avenue du Chanoine Cartellier in Saint Genis Laval (France) (500 square feet). The lease of our Swiss office can be cancelled on one month notice, while the lease of our French facility expires in January 2006. We do not lease any research facilities, Dr. Fleury's facilities being provided free of charge by CHUV as part of his FNRS project. We will eventually have to lease our own minimal laboratory facilities to conduct quality checks and to verify scientific results once Dr. Fleury's FNRS project comes to an end, which is not scheduled to occur before the end of 2005. We are planning to lease in due time readily available facilities on the campus of the Swiss Federal Institute of Technology (EPFL) in Lausanne (Switzerland), located 15 miles from our Nyon office.

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

"Interest expense" represents interest paid to MFC Merchant Bank S.A. for a note payable. This note payable in the maximum amount of E3.7 million carries an interest rate of Libor + 4% which is accrued on a quarterly basis.

As of March 17, 2005, we had two full-time salaried executives, exclusive of our contracts for the consulting services of our Chief Scientific Officer and our Head of Vaccines Development. Certain secretarial work for our CEO is outsourced to self-employed secretaries who accept being partially paid in common restricted shares of Mymetics at the current market price of our common stock.

We anticipate hiring an administrative assistant to our CFO as well as a part-time laboratory technician and a scientific assistant to our CSO in the first half of 2005, and may need to hire additional personnel in order to meet the needs and demands of any future workload.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV vaccines. These expenditures will relate to the continued gp41 testing and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months may arise upon the commencement of a phase I clinical trial. We expect that funding for the cost of any clinical trials would be available either from current cash reserves or from potential pharmaceutical partners before we commence the human trials.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

The Corporation anticipates its operations will require approximately E2.8 million in the year ending December 31, 2005. The Corporation will seek to raise the required capital from lenders, equity or debt issuances, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all, to finance its operations. In the event that the Corporation is not able to obtain such additional capital, it would be required to further restrict or even halt its operations.

RECENT FINANCING ACTIVITIES

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. We expect to begin phase I clinical trials in 2006. We will subcontract this research work to best of class research teams.

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next month. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from the exercise of warrants and options and other sources such as private placements under

Regulation D and Regulation S under the Securities Act of 1933. Additional working capital will be required to meet our requirements by July 2005. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of future clinical trials.

To date we have generated no material revenues from our business operations. We are unable to predict when or if we will be able to generate revenues from licensing our technology or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. However, we presently have no commitments for any such payments.

Sources of additional capital include the exercise of additional options and warrants currently held by investors and funding through future collaborative arrangements, licensing arrangements, and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities, or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and we could be required to cease operations entirely. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

OFF-BALANCE SHEET ARRANGMENTS

The Corporation does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                          PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
CONTRACTUAL OBLIGATION                         TOTAL            LESS         1 - 3           3 - 5        MORE
                                                                THAN         YEARS           YEARS        THAN
                                                               1 YEAR                                     5 YEARS
Long-term debt                               E3,368           E500          E2,868            E0           E0
Capital Lease Obligations                    E0               E0            E0                E0           E0
Operating Lease Obligations                  E7               E6            E1                E0           E0
Purchase Obligations                         E180             E120          E30               E30          E0
Other Long-Term Liabilities Reflected on     E242             E0            E242              E0           E0
Mymetics Balance Sheet under GAAP
TOTAL                                        E429             E126          E273              E30          E0

(1) Includes E62,000 with our supplier of gp41 proteins and E10,000 for neutralizing antibodies tests currently under way.

(2)   Office lease rent in France.

(3) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has been reelected in 2003. Based on current budget and cost estimates, we posted E20,000 for the 2004 audit and E15,000 per year for the audits 2005 until 2009.

(4) Due to Dr. P.-F. Serres, one of our directors, repayable only after our French subsidiary's financial situation has been stable and its equity reconstituted. We hope to achieve this condition within 3 years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2004 and 2002 and expected cash flows from these debt obligations.

                            EXPECTED FUTURE CASH FLOW

                                                             YEAR ENDING DECEMBER 31, 2004
                                                                    (IN THOUSANDS)
                                                                    --------------
                           CARRYING     FAIR
                             VALUE      VALUE      2005       2006       2007       2008       2009    THEREAFTER
                             -----      -----      ----       ----       ----       ----       ----    ----------

Debt obligations......      E3,368     E3,368     E3,060       E--         E--        E--        E--        E--

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2004, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting. During the fiscal year ended December 31, 2004, there were no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

The following table sets forth information regarding each of our current directors and executive officers.

                                                                                          EXPIRATION OF TERM
NAME                          CURRENT POSITION WITH THE COMPANY                    AGE      AS A DIRECTOR
----                          ---------------------------------                    ---     ---------------

Christian Rochet              Chief Executive Officer, President                   56     2005 (Class II)
                              And Director (appointed July 31, 2003)

Ernst Luebke                  Chief Financial Officer, Treasurer                   59     2004 (Class I)
                              And Secretary (appointed July 31, 2003)

Stanley A. Plotkin            Director (appointed January 24, 2005)                73     2005 (Unclassified)

Robert Zimmer                 Director (appointed July 31, 2003)                   58     2005 (Class II)

Pierre-Francois Serres        Head of Exploratory Research, Founder                55     2003 (Class III)
                              and Director (appointed November 3, 2003)

Sylvain Fleury, Ph. D.        Chief Scientific Officer                             42     n/a
                              (appointed November 3, 2003)

Marc Girard, DVM, D. Sc.      Head of Vaccine Development                          68     n/a
                              (appointed January 15, 2004)

CHRISTIAN ROCHET

Mr. Rochet is the Chief Executive Officer and a Director of Mymetics.
Prior to joining Mymetics in July 2003, he had been an independent business consultant on development and diversification strategies for over 21 years. He became a shareholder of Hippocampe S.A. (now our subsidiary Mymetics S.A.) in 1997, on the scientific advice of Dr. Sylvain Fleury, Ph. D., and was a director of that company between 1999 and 2001. Between March 2003 and July 31, 2003, Mr. Rochet, in his capacity as a shareholder of Mymetics, initiated and spearheaded the efforts of a group of nine dissatisfied shareholders representing a majority of shares, which led to the resignation of the former Company directors and officers (with the exception of Dr. Serres) on July 30, 2003. On July 31, 2003, Mr. Rochet was elected as President and Director, and appointed as Chief Executive Officer of the Company.

ERNST LUEBKE

Mr. Luebke was appointed as our Chief Financial Officer and as a Director on July 31, 2003. He was appointed on August 23, 2003. Prior to joining Mymetics, Mr. Luebke spent over 21 years as an independent international business consultant and was the founder of several companies active in the medical and biotech sectors. Along with Christian J.-F. Rochet, he became a major shareholder of Hippocampe S.A. (now our subsidiary Mymetics S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Luebke, one of the nine dissatisfied shareholders of Mymetics referred to above, was elected as Director, and appointed as Chief Financial Officer and Treasurer of the Company. Mr. Luebke was further appointed Secretary of the Company on August 29, 2003.

STANLEY A. PLOTKIN, M.D.

Dr. Plotkin was appointed director on January 28, 2005. During the 40-year span of his career in the field of vaccinology, Stanley A. Plotkin, M.D. developed the rubella vaccine now in use and worked extensively on a range of other vaccines, including those addressing polio, rabies, varicella and cytomegalovirus. Dr. Plotkin is Professor Emeritus of virology at The Wistar Institute, an independent nonprofit biomedical research institute located on the campus of the University of Pennsylvania, and Professor Emeritus of Pediatrics at the University of Pennsylvania. Since 1997, he is also medical and scientific advisor to the Chief Executive Officer of Aventis Pasteur, world leader in preventive vaccines, following a seven-year tenure (1990-1997) as medical and scientific director at Pasteur Merieux Connaught (former name of Aventis Pasteur). Dr. Plotkin was a member of Wistar's active research faculty from 1960 to 1991, during which time he developed the current Rubella vaccine, RA27/3 strain. He was also professor of pediatrics and microbiology at the University of Pennsylvania. Dr. Plotkin served concurrently as director of infectious disease and senior physician at the Children's Hospital of Philadelphia. For two years, he was associate chairman of the Department of Pediatrics at the University of Pennsylvania. Over the course of his career, Dr. Plotkin has also served as senior assistant surgeon with the Epidemic Intelligence Service, U.S. Public Health Service, and director of the Division of Infectious Diseases at Children's Hospital of Philadelphia. In 1957, he investigated the last known outbreak of inhalation anthrax in the U.S. prior to the events of 2001, and helped demonstrate the efficacy of the current anthrax vaccine.

PIERRE-FRANCOIS SERRES

Dr. Serres first became our Chief Scientific Officer on February 7,
2002 and has been a Director since March 28, 2001. On May 2, 2003, Dr. Serres' position as Chief Scientific Officer was terminated by the former Board of Directors. As a result of the changes in the Company's Board of July 31, 2003, Dr. Serres was reinstated in his former office of Chief Scientific Officer. He was then promoted as Head of our Exploratory Research efforts on November 3, 2003, and replaced as Chief Scientific Officer by Dr. Sylvain Fleury, Ph. D. Dr. Serres previously served as the Company's Chief Executive Officer and President and was the founder, Chief Executive Officer and President since 1990 of our subsidiary, Mymetics S.A. (formerly, Hippocampe S.A.), a French human and veterinary research and development company.

ROBERT ZIMMER

Dr. Zimmer is a graduate of the Ecole Centrale de Lyon, M.D. and Sc.D., a former: (i) assistant-professor at the Faculty of Medicine of Strasbourg (France), (ii) department head at the Foundation for hormonology research in Paris from 1979 to 1985, (iii) responsible for the coordination of the Clinical Pharmacology at Hoffmann La Roche in Basle (Switzerland) from 1985 to 1990, (iv) Senior Executive President and CSO of Jago Pharma AG, a drug delivery specialist later acquired by Skyepharma plc from 1990 to 1999. Dr. Zimmer is currently Chairman and CEO of Bio Delivery Systems S.A. (BDS), a French company specializing in drug delivery technologies, and Chairman of Zimmer & Associates AG, a Swiss consulting firm specialized in strategic development of pharmaceutical products. On July 30, 2003, Dr. Zimmer was elected as Director, and appointed as Vice President, Head of Business Development of Mymetics Corporation. Owing however to unexpected but positive developments at BDS which interfered with his capacity to effectively discharge his duties as an officer of Mymetics, Dr. Zimmer resigned his officer position on September 1, 2003, while agreeing to remain as an outside director of the Company.

SYLVAIN FLEURY, Ph.D.

Dr. Fleury was appointed as our Chief Scientific Officer in November
2003. In addition to serving as our Chief Scientific Officer, since 1997, Dr. Fleury has been working at the Centre Hospitalier Universitaire Vaudois (CHUV), most recently as a Project Leader at its Department of Experimental Surgery. Dr. Fleury has also served as Assistant to Professor Giuseppe Pantaleo, a leading expert in AIDS and as a Project Leader in the Division of Cardiology working at the CHUV. Dr. Fleury obtained his B. Sc. in microbiology in 1985, his M. Sc. in Virology in 1988 and his Ph. D. in immunology in 1992, from Universite de Montreal, Montreal, Research Center in Virology, Institut Armand-Frappier, Laval and Institut de Recherches Cliniques de Montreal, respectively. Dr. Fleury completed his postgraduate studies on HIV-AIDS at the NIAID, National Institutes of Health (NIH), in Bethesda, Maryland in 1996. Dr. Fleury is the published author of several articles in his field of study and the recipient of several awards and prizes.

MARC GIRARD, DVM, D. SC.

Professor Girard was appointed as our Head of Vaccine Development in January 2004. Prior to joining Mymetics, Professor Girard served as Director General, Fondation Merieux, in Lyon, France between 2001 and 2003. Between 1999 and 2001, Professor Girard served as Director, European Research Center for Virology and Immunology (CERVI), Lyon, France. Professor Girard has also taught as a professor since 1966, most recently between 1984 and 1999 at the Institut Pasteur, Paris, France where he also served as the Head of Laboratory of Molecular Virology, Department of Virology, Institut Pasteur, Paris between 1980 and 1999. During his career, Professor Girard has served the medical community in a variety of capacities, including as Head, HIV Vaccine Task Force, French National Agency for AIDS Research (ANRS), Paris between 1988 and 1998, the Chairman, Department of Virology, Institut Pasteur, Paris between 1997 and 1999 and the Chairman, European Consortium for an HIV Vaccine (EuroVac), Brussels between 1999 and 2002. Professor Girard received his D.V.M. (Alfort Veterinary College) in 1960, his D. Sc. (University of Paris) in 1967 and completed a post doctoral fellow in 1966 through studies with Prof. James Darnell, MIT then Albert

Einstein College of Medicine and Prof. David Baltimore and Renato
Dulbecco of the Salk Institute. Professor Girard is also the published author of several articles in his field of study.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has appointed three of our directors as members of our Audit Committee, i.e. Mr. Christian Rochet, Mr. Ernst Luebke and Mr. Robert Zimmer (outside director) and determined that Mr. Ernst Luebke, who further serves as Mymetics' CFO, qualifies as our "audit committee financial expert".

CODE OF ETHICS

We have not adopted a formal "code of ethics" that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Given the very small number of our company's employees and the recent turmoil our company has faced, our directors and management believe that adopting a written code of ethics is not necessary at this time, and that their time and our resources would be better spent focusing on our operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2004, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr. Serres, Dr Fleury, Professor Girard and Ms. Reindle.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by Dr. Peter P. McCann, who served as our President and Chief Executive Officer from February 7, 2002 until January 31, 2003, and Dr. Pierre-Francois Serres, who served as our President and Chief Executive Officer from March 28, 2001 until February 7, 2002. No named executive officer received an aggregate annual consideration (salary and bonus) from the Company in excess of $100,000 during the fiscal year ended December 31, 2004.

                                                     Annual Compensation                    Long Term Compensation
                                                                                         Awards            Payouts

                                                                                        Securities           All
                                                                                        Underlying          Other
        Name and Principal Position         Year          Salary          Bonus        Options/SARs      Compensation
        ---------------------------         ----          ------          -----        ------------      ------------

        Peter P. McCann, Ph.D. (1)          2004            --              --              --                 --
                                            2003        $  16,164           --           75,000                --
                                            2002        $ 144,667           --           11,250                --

        Pierre-Francois Serres (2)          2004            --              --              --                 --
                                            2003     Euro  82,317 (3)       --              --                 --
                                            2002     Euro  91,464 (4)       --            1,250                --

        Michael K. Allio (5)                2004            --              --              --                 --
                                            2003            --    (6)       --              --             $  8,500
(7)
                                            2002            --    (6)       --          101,250            $ 26,000
(7)

        Christian J.-F. Rochet (8)          2004     Euro  96,000 (11)      --              --                 --
                                            2003     Euro  40,000 (11)      --              --                 --
                                            2002            --              --              --                 --
                                            2001            --              --              --                 --

        Ernst Luebke (9)                    2004     Euro  96,000 (10)      --              --                 --
                                            2003     Euro  40,000 (10)      --              --                 --
                                            2002            --              --              --                 --

        Robert Zimmer, M.D. (11)            2004                0 (12)      --              --                 --
                                            2003                0 (12)      --              --                 --
                                            2002            --              --              --                 --

        Sylvain Fleury, Ph. D. (13)         2004                0 (14)      --              --                 --
                                            2003                0 (14)      --              --                 --
                                            2002            --              --              --                 --

----------

(1) Dr. McCann was our President and Chief Executive Officer from February 7, 2002 to January 31, 2003.

(2) Dr. Serres was our President and Chief Executive Officer from March 28, 2001 until February 7, 2002. He was our Chief Scientific Officer from March 28, 2001 until terminated by the former Board of directors on May 5, 2003. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of directors retroactively from May 5, 2003 until November 3, 2003, when he was promoted as Head of Exploratory Research, his current position with the Company. In exchange for being reinstated retroactively, Dr Serres accepted in principle to forfeit all legal and punitive compensation for having been terminated without cause. The French Industrial Tribunal ("Prud'hommes") has granted Dr. Serres Euro 45,735 to that effect in its emergency injunction of October 14, 2003. The final amount which Dr. Serres has claimed in terms of legal and punitive compensation if the case had been allowed to run its full course is in excess of Euro 175,000. Our French legal counsel believe however that this claim is without merit as under French law, salaried company directors and officers are only eligible for severance pay and other compensation if certain, very stringent, conditions are met which, in our counsels' opinion, is evidently not the case for Dr. Serres. The agreement between Dr. Serres and the Company has yet to be finalized.

(3) This amount includes Euro 46,317 credited as compensation to Dr. Serres under his former status from January 1, 2003 until August 15, 2003 and Euro 36,000 (i.e. Euro 8,000 per month) credited to Dr. Serres since August 16, 2003 as compensation for his reinstated positions, as disclosed under (2) above. No payments in relation to this amount have actually been made in 2003 to Dr. Serres who, in accordance with the temporary policy set by the new Board, has accepted that the actual of any compensation due to him be deferred, either totally or partially, until the Company's financial position would allow such payments to be made without jeopardizing the Company's prospects.

(4) These represent amounts paid to Dr. Serres by our subsidiary, Mymetics S.A.

(5) Mr. Allio was our Interim Chief Executive Officer from January 1, 2003 until July 30, 2003.

(6) Mr. Allio received $ 260,302 in 2002 and $ 217,500 in 2003 under a consulting agreement which, in our opinion and on account of the context and the services Mr. Allio was to provide Mymetics under his consulting agreement, made him a de facto executive of the Company.

(7) Mr. Allio received $ 26,000 in 2002 and $ 8,500 in 2003 for his participation on the Board of Directors of Mymetics Corporation.

(8) Mr. Rochet has been our President and Chief Executive Officer since July 31, 2003.

(9) Mr. Luebke has been our Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(10) As explained under (3) above, the temporary policy set by the new Board, states that the actual payment of any compensation due to directors and officers of Mymetics be deferred, either totally or partially, until the Company's financial position would allow such payments to be made without jeopardizing the Company's prospects. As a result, the Company owed Mr. Rochet and Mr. Luebke at year end respectively Euro 51,230 and Euro 115,494 as salary and reimbursement of actual travel and other expenses disbursed by them on account of Mymetics.

(11) Dr. Zimmer has been our VP, Business Development from July 31, 2003 until September 1, 2003.

(12) Dr. Zimmer has given up any direct compensation for his short tenure as VP, Business Development. As outside director since September 1, 2003, Dr Zimmer receives no compensation other than the 400,000 common shares of Mymetics the Board has decided to issue him in 2003, as disclosed elsewhere in our Form 10-K for that year.

(13) Dr. Fleury has been appointed as our Chief Scientific Officer on November 3, 2003.

(14) Dr. Fleury has given up any direct compensation for the interim period between his formal appointment as our Chief Scientific Officer on November 3, 2003 and January 1, 2004, the reference date of the Consulting Agreement signed by Dr. Fleury, Mymetics and the Centre Hospitalier Universitaire Vaudois (CHUV), with which Dr. Fleury shares his time. The Board has decided to issue Dr. Fleury 500,000 common shares of Mymetics in appreciation of his past services and as partial compensation for the sacrifices Dr. Fleury has accepted in terms of compensation and career when he accepted to join the Company.

OPTION GRANTS IN LAST FISCAL YEAR

None.

COMPENSATION OF DIRECTORS

Employee directors are not compensated for their role as directors.

Pursuant to our 2001 Stock Option Plan, all directors are entitled to receive stock options pursuant to the terms and provisions of such plan. Until July 30, 2003, the Company practice had been to grant each director (i) 10,000 stock options upon initial election as a director and (ii) 1,250 additional stock options for each subsequent year of service after the initial year. During the fiscal year ended December 31, 2004, no options were granted to our directors under our 2001 Stock Option Plan, nor do we expect to grant any such options in the near future.

CONSULTING AGREEMENT WITH Dr. SYLVAIN FLEURY

Before joining Mymetics as Chief Scientific Officer, Dr. Sylvain Fleury was pursuing his own research project at the Centre Hospitalier Universitaire Vaudois (CHUV) in Lausanne (Switzerland) funded by a research grant to him awarded by the Fond National pour la Recherche Scientifique (FNRS), the Swiss equivalent of the NIH (National Institutes of Health) in the United States. A legal condition for this grant to continue was that Dr. Fleury retained his status as an employee of the CHUV. In order to accommodate Mymetics, the CHUV accepted to "share" Dr. Fleury's time with Mymetics for the duration of the research project under an ad-hoc 3-way Consulting Agreement signed by CHUV, Mymetics and Dr. Fleury which is included as Exhibit 10.40.

CONSULTING AGREEMENT WITH Professor MARC GIRARD

Professor Marc Girard, DVM, D.Sc., our Head of Vaccines Development, equally shared his time in 2004 between Mymetics and a previously acquired consulting engagement for the World Health Organization in Geneva (Switzerland). Professor Girard's Consulting Agreement is included as Exhibit 10.41.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 2004

None of our named former executive officers exercised any stock options during 2004. The following table provides information concerning the number and value of unexercised options held by our named executive officer(s) at December 31, 2004.


          Name           Shares        Value          Number of Securities                    Value of
                        Acquired      Realized   Underlying Unexercised Options              Unexercised
                       on Exercise                    at December 31, 2004             In-the-Money Options at
                                                                                        December 31, 2004(3)

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

(3) The value of unexercised in-the-money options held at December 31, 2004 represents the total gain which an option holder would realize if he or she exercised all of the in-the-money options held at December 31, 2004, and is determined by multiplying the number of shares of common stock underlying the options by the difference between an assumed fair market value per share and the per share option exercise price. An option is in-the-money if the exercise price per share of the option is below the assumed fair market value per share.

(4) The fair market value of the stock underlying these options was $0.05 per share on December 31, 2004, based on the closing market price of our common stock on such date. The exercise price of these options exceeds the fair market value on December 31, 2004. Accordingly, these options were not in-the-money on December 31, 2004.

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

McCann. For part of 2002 and 2003, Dr. McCann served as our chief executive officer. From July 31, 2003, the members of the Compensation Committee were Mr. Rochet, Mr. Luebke, Dr. Serres and Dr. Zimmer.


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

There were 70,647,864 shares of our common stock outstanding on March 26, 2005. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2005, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.


               NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF              PERCENT OF
                BENEFICIAL OWNER                 TITLE OF CLASS        BENEFICIAL OWNERSHIP                CLASS
                ----------------                 --------------        --------------------              ----------

    Martine Reindle                                     Common                9,022,653                    12.77%
    CP 18
    CH - 1295 Mies, Switzerland

    Dr. Pierre-Francois Serres (1)                      Common                6,585,618 (2)                 9.32%
    Head of Exploratory Research and Director

    Ernst Luebke (1)                                    Common                4,079,417 (4)                 5.77%
    Chief Financial Officer, Secretary and Director

    Dr. Sylvain Fleury (1)                              Common                  500,000 (3)                 0.71%
    Chief Scientific Officer

    Prof. Marc Girard (1)                               Common                  400,000 (3)                 0.57%
    Head of Vaccine Development and member of the SAB

    Dr. Robert Zimmer (1)                               Common                  400,000 (3)                 0.57%

    Christian Rochet (1)                                Common                  377,138 (4)                 0.53%
    Chief Executive Officer, President and Director

    Professor Stanley A. Plotkin (1)                    Common                  200,000 (3)                 0.28%

    All current executive officers and                  Common               12,542,173                    17.75%
    directors as a group (7 persons)


----------

(1) Address is Mymetics Corporation, European Executive Office, 14, rue de la Colombiere, CH-1260 Nyon (Switzerland).

(2) Includes 11,250 shares of common stock which Dr. Serres presently has the right to acquire pursuant to vested stock options granted under our 2001 Stock Option Plan.

(3) Granted for services.

(4) Acquired prior to being elected as director and appointed as officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 2003, there were no transactions (or series of similar transactions), and there are currently no proposed transactions (or series of similar transactions), to which we were, are or will be a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

CREDIT FACILITY WITH MFC MERCHANT BANK S.A.

MFC Merchant Bank S.A. ("MFC Bank") is a wholly-owned Swiss banking subsidiary of MFC Bancorp Ltd., a Canadian company currently listed on the NASDAQ. MFC Bank has been instrumental in arranging in December 2000: (i) the acquisition of a French biotech company, Hippocampe S.A. (later renamed Mymetics S.A.), and (ii) a credit facility in the amount of Euro 1.3 million. Between 2001 and 2003, the credit facility was amended and restated a number of times, last on July 30, 2003, when a second amendment was executed to: (i) increase the principal amount to E3,15 million, (ii) convert the credit facility from "Term Credit" to "On Demand Credit" and (iii) reaffirm and strengthen the bank's lien on substantially all of the Company's Intellectual Property. The Lender later agreed twice to postpone the repayment date of the loan, first to June 30, 2004, then to December 31, 2004. On that date, the Company, MFC Merchant Bank SA (the Lender) and MFC Bancorp Ltd. (Guarantor) executed a third Amendment to the Loan Agreement which i) increased the amount to Euro 3.7 million, ii) set a new repayment date to December 31, 2005 and iii) provided for partial repayments of Euro 200,000 on March 31, 2005, Euro 300,000 on June 30, 2005 and Euro 400,000
on September 30, 2005. Finally, the Loan Agreement was amended a fourth time on February 16, 2005 to i) set a new repayment date to December 31, 2006, ii) provide for partial repayments of Euro 200,000 on June 30, 2005, Euro 300,000 on December 31, 2005 and Euro 400,000 on June 30, 2006, and iii) allow the Lender, at its sole discretion, to convert all or part of any repayment made under the Loan Agreement to be converted into Mymetics common shares ("rule 144 restricted") at $0.30 per share. The third and fourth Amendments were duly reported on Form 8-K dated February 19, 2005 to the Securities and Exchange Commission.

COMPENSATION AGREEMENTS

We have entered into compensation arrangements with certain of our directors. The terms of these arrangements are described in more detail under "Compensation of Directors"

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information about the fees billed to the registrant for professional services rendered by Peterson Sullivan PLLC during fiscal 2003 and 2002:


                                                    2004            2003
                                                 --------        --------
                      Audit Fees                 $ 38,256        $ 30,461
                      Audit-Related Fees                -               -
                      Tax Fees                   $  8,829          20,547
                      All Other Fees                    -               -
                                                 --------        --------
                      Total                      $ 47,085        $ 51,008
                                                 ========        ========

Audit Fees. Audit fees consist of fees for the audit of the registrant's annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported as Audit Fees. During fiscal 2004 and 2003, the services provided in this category included due diligence reviews, audits of employee benefit funds, and consulting on accounting standards and transactions.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2004 and 2003, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Prior to March 11, 2005, Our Board of Directors pre-approved all services to be provided by Peterson Sullivan PLLC.

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

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2002, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2003, and filed with the Securities and Exchange Commission on March 27, 2003.

        (b)     Reports on Form 8-K

         During our fourth quarter ended December 31, 2004, we filed with the Securities and Exchange Commission the following reports on Form 8-K:

      On October 25, 2004, we filed a Current Report on Form 8-K pursuant to
Item 8.01 to report that, under the terms of funding agreements with Cornell Capital Partners, Mymetics obtained a firm commitment of $5 million under a Standby Equity Distribution Agreement.

      On December 21, 2004, we filed a Current Report on Form 8-K pursuant to Items 8.01 and 9.01 to report that, on December 17, 2004, we announced an agreement with the National Institute of Allergy and Infectious Diseases, National Institutes of Health to perform and fund our first non-human macaque trials.

                             PETERSON SULLIVAN PLLC
                           601 UNION STREET SUITE 2300
                                SEATTLE WA 98101
                           (206) 382-7777 FAX 382-7700
                          CERTIFIED PUBLIC ACCOUNTANTS

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003, and 2002, and for the period from May 2, 1990 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002, and for the period from May 2, 1990 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States. As discussed in Note 2, the financial statements for 2001 have been restated.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenues, which has resulted in significant losses being incurred. Further, the Company's current liabilities exceed its current assets by E2,035 as of December 31, 2004, and there is no assurance that cash will become available to pay current liabilities in the near term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Peterson Sullivan PLLC

Peterson Sullivan PLLC
Seattle, Washington

March 26, 2005

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                             (In Thousands of Euros)

                                                                                               2003
                ASSETS                                                         2004         (Restated)
                                                                            ---------       ----------
Current Assets

      Cash                                                                  E      -         E     125
      Receivables                                                                 110              100
      Prepaid expenses                                                              2                6
                                                                            ---------        ---------
                Total current assets                                              112              231
Patents                                                                            80              136
                                                                            ---------        ---------
                                                                            E     192        E     367
                                                                            =========        =========

                LIABILITIES AND SHAREHOLDERS'
                EQUITY (DEFICIT)

Current Liabilities

      Accounts payable                                                      E   1,491        E   1,232
      Taxes and social costs payable                                               40               53
      Current portion of note payable                                             500            3,127
      Other                                                                       116              113
                                                                            ---------        ---------
                Total current liabilities                                       2,147            4,525
Payable to Shareholders                                                           242              242
Note Payable, less current portion                                              2,868               -
                                                                            ---------        ---------
                Total liabilities                                               5,257            4,767
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value;
         495,000,000 shares authorized; issued and outstanding 68,447,864 at December 31, 2004 and 54,344,454 at
         December 31, 2003                                                        720              607
      Preferred stock, U.S. $.01 par value;
         5,000,000 shares authorized; none issued or outstanding                   -                -
      Additional paid-in capital                                                5,522            4,289
      Deficit accumulated during the development stage                        (12,148)          (9,946)
      Accumulated other comprehensive income                                      841              650
                                                                            ---------        ---------
                                                                               (5,065)          (4,400)
                                                                            ---------        ---------
                                                                            E     192        E     367
                                                                            =========        =========


The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              For the Years Ended December 31, 2004, 2003 and 2002,
        and the Period from May 2, 1990 (Inception) to December 31, 2004
                 (In Thousands of Euros, Except Per Share Data)


                                                                                                   Accumulated
                                                                                                      During
                                                                                                   Development
                                                                                                      Stage
                                                                                                 (May 2, 1990 to
                                                                                                   December 31,
                                                  2004           2003             2002           2004) (Restated)
                                                  ----           ----             ----           ----------------
Revenues

      Sales                                    E       -       E      -          E       -           E    224

      Interest                                         -              -                  8                 34
                                               ---------       --------          ---------           --------

                                                       -              -                  8                258
Expenses

      Research and development                       612          1,263              1,878              4,597

      General and administrative                   1,264          1,090              1,293              5,262

      Bank fee                                        66              -                 63                935

      Interest                                       201            176                 60                742

      Goodwill impairment                              -              -                209                209

      Amortization                                    59             64                 64                381

      Directors' fees                                  -            193                 63                274
                                               ---------       --------          ---------           --------

                                                   2,202          2,786              3,630             12,400
                                               ---------       --------          ---------           --------

Loss before income tax provision                  (2,202)        (2,786)            (3,622)           (12,142)

Income tax provision                                   -              -                  -                  6
                                               ---------       --------          ---------           --------
            Net loss                              (2,202)        (2,786)            (3,622)           (12,148)
Other comprehensive income
      Foreign currency translation

         adjustment                                  191            453                 97                841
                                               ---------       --------          ---------           --------
Comprehensive loss                             E  (2,011)      E (2,333)          E (3,525)          E(11,307)
                                               =========       ========          =========           ========

Basic and diluted loss per share               E   (0.04)      E  (0.05)          E  (0.07)
                                               =========       ========          =========

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the Period from May 2, 1990 (Inception) to December 31, 2004
                             (In Thousands of Euros)

                                                                                                            Accumulated
                                                                                                                Other
                                                                                               Deficit      Comprehensive
                                                                                                               Income -
                                                                              Additional     Accumulated       Foreign
                                                                               Paid-in       During the        Currency
                                         Date of        Number of              Capital       Development     Translation
                                                                      Par                      Stage
                                       Transaction       Shares      Value   (Restated)     (Restated)       Adjustment      Total
                                       --------------------------   ------   ----------     -----------    --------------  ---------
Balance at May 2, 1990
  Shares issued for cash                 June 1990     33,311,361   E  119    E      -      E       -      E          -    E    119
  Net losses to December 31, 1999                              -        -            -            (376)               -        (376)
                                                       ----------   ------    ---------     ------------   -------------------------
Balance at December 31, 1999                           33,311,361      119           -            (376)               -        (257)
  Bank fee                                                     -         -          806             -                 -         806
  Net loss for the year                                        -         -           -          (1,314)               -      (1,314)
                                                       ----------   ------    ---------     ------------   -------------------------
Balance at December 31, 2000                           33,311,361      119          806         (1,690)               -        (765)
  Effect on capital structure
   resulting from a business
  combination                           March 2001      8,165,830      354         (354)            -                 -          -
  Issuance of stock purchase warrants
   in connection with credit
   facility (restated)                  March 2001            -         -           210             -                 -         210
  Issuance of shares for bank fee       March 2001      1,800,000       21          (21)            -                 -          -
  Issuance of shares for bank fee        June 2001        225,144        3           (3)            -                 -          -
  Issuance of shares for cash            June 2001      1,333,333       15        2,109             -                 -       2,124
  Exercise of stock purchase warrants
   in repayment of debt                  June 2001      1,176,294       13          259             -                 -         272
  Exercise of stock purchase
   warrants for cash                   December 2001    3,250,000       37          563             -                 -         600
  Net loss for the year (restated)                             -        -            -          (1,848)               -      (1,848)
  Translation adjustment                                       -        -            -              -               100         100
                                                       ----------   ------    ---------     ------------   -------------------------
Balance at December 31, 2001                           49,261,962      562        3,569         (3,538)             100         693
  Exercise of stock options             March 2002         10,000       -             8             -                -            8
  Issuance of stock purchase warrants
   for bank fee                          June 2002             -        -            63             -                -           63
  Exercise of stock purchase warrants
   in repayment of debt                  July 2002      1,625,567       16          396             -                -          412
  Issuance of remaining shares from
   2001 business combination           August 2002        46,976        1           (1)            -                -           -
  Net loss for the year                                        -         -            -         (3,622)              -       (3,622)
  Translation adjustment                                       -         -            -             -                97          97
                                                       ----------   ------    ---------     ------------   -------------------------
Balance at December 31, 2002                           50,944,505      579        4,035         (7,160)             197      (2,349)
  Issuance of shares for services      September 2003     400,000        4           29             -                -           33
  Shares retired                       October 2003           (51)       -            -             -                -           -
  Issuance of shares for services      November 2003    1,500,000       12          100             -                -          112
  Issuance of shares for cash          December 2003    1,500,000       12          113             -                -          125
  Issuance of stock purchase warrants
   for financing fee                   December 2003           -        -            12             -                -           12
  Net loss for the year                                        -        -            -          (2,786)              -       (2,786)
  Translation adjustment                                       -        -            -              -               453         453
                                                       ----------   ------    ---------     ------------   -------------------------
Balance at December 31, 2003                           54,344,454      607        4,289         (9,946)             650      (4,400)
  Issuance of shares for services      January 2004       550,000        5           27             -                -           32
  Issuance of shares for cash          January 2004     2,000,000       17          150             -                -          167
  Issuance of stock purchase warrants
   for financing fee                    January 2004           -        -            40             -                -           40
  Issuance of shares for cash          February 2004    2,500,000       21          187             -                -          208
  Issuance of stock purchase warrants
   for financing fee                    February 2004          -        -            62             -                -           62
  Issuance of shares for services       April 2004        120,000        1           11             -                -           12
  Issuance of shares for bank fee        May 2004         500,000        4           62             -                -           66
  Issuance of shares for cash            May 2004       2,000,000       16          148             -                -          164
  Issuance of shares for services       August 2004       250,000        2           26             -                -           28
  Issuance of shares for cash           August 2004     1,466,667       12          128             -                -          140
  Issuance of stock purchase warrants
   for financing fee                     August 2004           -        -            46             -                -           46
  Issuance of shares for services      September 2004     520,000        4           29             -                -           33
  Issuance of shares for cash          September 2004      50,000       -             4             -                -            4
  Issuance of shares for services      October 2004     2,106,743       16          132             -                -          148
  Issuance of shares for services      November 2004    2,000,000       15          177             -                -          192
  Issuance of shares for cash          November 2004       40,000       -             4             -                -            4
  Net loss for the year                                        -        -            -          (2,202)              -       (2,202)
  Translation adjustment                                       -        -            -              -               191         191
                                                       ----------   ------    ---------     ------------   -------------------------
Balance at December 31, 2004                           68,447,864   E  720    E   5,522     E  (12,148)     E       841    E (5,065)
                                                       ==========   ======    =========     ============   =========================

The accompanying notes are an integral part of these financial statements.

                     MYMETICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2004, 2003 and 2002
        and the Period from May 2, 1990 (Inception) to December 31, 2004
                            (In Thousands of Euros)

                                                                                                         Total
                                                                                                      Accumulated
                                                                                                        During
                                                                                                      Development
                                                                                                         Stage
                                                                                                        (May 2,
                                                                                                        1990 to
                                                                                                       December
                                                                                                          31,
                                                                                                        2004)
                                                           2004            2003           2002        (Restated)
                                                       ----------------------------------------------------------
Cash Flows from Operating Activities
      Net loss                                         E (2,202)      E (2,786)       E (3,622)      E  (12,148)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Amortization                                       59             64               64              381
         Goodwill impairment                                -              -               209              209
         Fees paid in warrants                             148             12               63              223
         Services and fees paid in common stock            511            145               -             1,462
         Amortization of debt discount                      -              -                -               210
         Changes in current assets and liabilities
            net of effects from reverse purchase
            Receivables                                    (10)           (41)             (10)             (72)
            Accounts payable                               259            780               16            1,193
            Taxes and social costs payable                 (13)           (66)              36               40
            Other                                            7            119                9              162
                                                       ----------------------------------------------------------
               Net cash used in operating activities    (1,241)        (1,773)          (3,235)          (8,340)
Cash Flows from Investing Activities

      Patents and other                                     (3)            (1)            (102)            (341)
      Short-term investments                                -              -               354               -
      Cash acquired in reverse purchase                     -              -                -                13
                                                       ----------------------------------------------------------
               Net cash provided by (used in)
                   investing activities                     (3)            (1)             252             (328)
Cash Flows from Financing Activities
      Proceeds from the issuance of common stock
         and warrants                                      687            125                8            3,663
      Borrowings from shareholders                          -              -                -               242
      Increase in note payable and other
         short-term advances                               241           1,138           2,173            4,052
      Loan fees                                             -               -               -              (130)
                                                       ----------------------------------------------------------
               Net cash provided by financing
               activities                                  928           1,263           2,181            7,827
Effect of exchange rate changes on cash                    191             453              97              841
                                                       ----------------------------------------------------------
               Net increase (decrease) in cash            (125)            (58)           (705)              -
Cash, beginning of period                                  125             183             888               -
                                                       ----------------------------------------------------------
Cash, end of period                                    E    -         E    125         E   183       E       -
                                                       ==========================================================

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

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2004, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E5,065 at December 31, 2004. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E2,035 as of December 31, 2004, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

Cash

Cash deposits are occasionally in excess of insured amounts. Interest paid was

E201 in 2004, E176 in 2003, and E60 in 2002. The Company has paid no income tax since its inception.

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2004 and 2003, are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 62,177,629 for the year ended December 31, 2004, 51,285,044 for the year ended December 31, 2003, and 50,045,658 for the year ended December 31, 2002. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2004. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for options and other stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The expense for stock options and warrants to purchase stock granted to non-employees is measured using a fair value valuation model at the date of grant multiplied by the number of options granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                                             Total Accumulated
                                                                                             During Development
                                                                                             Stage (May 2, 1990
                                                                                             to December 31, 2004)
                                                   2004           2003           2002        (Restated)
                                                ----------     ----------     ----------     ---------------------

Net Income (Loss)
- -----------------
    As reported                                 E  (2,202)    E   (2,786)     E  (3,622)     E    (12,148)
    Deduct: Total stock-based employee
       compensation expense determined under
       fair value based methods for all
       awards, net of any related tax effects           -            (27)           (72)             (320)
                                                ----------     ----------     ----------     -------------

    Pro forma                                   E  (2,202)        (2,813)     E  (3,694)     E    (12,468)
                                                ==========     ==========     ==========     =============
Basic and Diluted Earnings (Loss) Per Share

- -------------------------------------------
    As reported                                 E    (.04)     E    (.05)    E     (.07)
    Pro forma                                   E    (.04)     E    (.05)    E     (.07)


For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option granted was estimated for proforma purposes on the grant date using the Black-Scholes model (use of this model for proforma purposes is not intended to indicate the value of the Company as a whole). There were no options issued in 2004. The assumptions used in calculating fair value for 2003 and 2002 are as follows:


                                          2003                    2002
                                  --------------------    --------------------
Risk-free interest rate                   4.00%                   4.75%
Expected life of the options             7 years                 7 years
Expected volatility                 164.02% - 206.16%        71.10% - 243.12%
Expected dividend yield                     0%                      0%


The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

The Company has offered 2,000,000 common shares to an individual upon acceptance of an offer as board chairman. The fair value of these shares was approximately E400 at December 31, 2004. These shares have not been considered issued for purposes of these financial statements.

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

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payments ("SFAS 123R") eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Management is analyzing the requirements of this statement.

SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities", requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03 1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03 1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its consolidated financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. Upon ratification by the Financial Accounting Standards Board, EITF 04-8 will become effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Note 2.  Restatement of 2001 Financial Statements

In 2004, the Company determined that it had made an error in its accounting for warrants issued in March 2001 to MFC Merchant Bank SA ("MFC Bank") in connection with a credit facility provided to the Company by MFC Bank. The fair value of the warrants, which entitled MFC Bank to purchase 6,001,693 of the Company's common shares, had been determined to be E14,063 based on the Black Scholes valuation model. This amount was recorded in 2001 as bank fee expense.

The financial statements for 2001 have been restated to account for the issuance of the warrants as a debt discount against the carrying amount of the credit facility to which the warrants related. The debt discount amounted to E210 and was amortized as interest expense using the effective interest method over the original term of the loan through its maturity on August 31, 2001. The debt discount was determined by an allocation of the credit facility proceeds of E228 based on the relative fair values of the warrants and the maximum credit facility limit of E1,300. The effect of the restatement was to reduce the net loss for 2001 and for the development stage period by E13,853. This restatement reduced net loss per share by E0.33 for 2001.

Note 3.  Receivables


                                                 2004             2003
                                             ------------     ------------

Trade receivables (including E239 from a
    shareholder in 2004 and 2003)            E        31      E        37
Value added tax refund                               101               72
Other                                                  7               20
                                             -----------      ------------

                                                     139              129
Allowance for doubtful accounts (including
    E23 from a shareholder in 2004 and 2003)         (29)             (29)
                                             -----------      ------------

                                             E       110      E       100
                                             ===========      ============

Note 4.  Goodwill and Other Intangible Assets

Prior to January 1, 2002, the Company was amortizing goodwill over a five-year period. In accordance with current accounting standards, goodwill is not to be amortized beginning January 1, 2002. Based on a review of the fair value of the Company's only reporting unit at December 31, 2002, management determined that the recorded goodwill was fully impaired. Accordingly, an impairment loss of E209 was recorded in the 2002 statement of operations.

Other intangible assets consist of patents which are stated at cost of the fees paid to the French patent office. At December 31, 2004 and 2003, the carrying amount of patents was E80 and E136 net of accumulated amortization of E248 and E189, respectively. Amortization expense relating to patents was E59, E64, and E64 for 2004, 2003 and 2002, respectively. Amortization expense is expected to amount to E60 during 2005 and E20 during 2006, which will completely amortize this asset.

Note 5.  Transactions With Affiliates

During 2000, the Company agreed to pay a fee in common stock to MFC Bank for services provided in a business combination transaction. The parent of MFC Bank is a shareholder of the Company. The common shares were not issued in 2000. The fair value of the shares at the measurement date, amounting to E806 (which may not be indicative of the value of the Company as a whole), was included in additional paid-in capital at December 31, 2000. In 2001, a total of 2,025,144 common shares were issued to MFC Bank which resulted in E24 being reclassified to common stock based on the par value of the shares.

The Company has a non-revolving term credit facility with MFC Bank which allowed the Company to borrow up to E3,700 at LIBOR plus 4% (approximately 6.16% at December 31, 2004), repayable in installments of E200, E300, and E400 on June 30, 2005, December 31, 2005, and June 30, 2006, with the balance due December 31, 2006, collateralized by all of the Company's assets plus any future patents. The Company owed E3,368 and E3,127 under this facility as of December 31, 2004 and 2003, respectively. The fair value of this note approximates carrying value because the note is short-term and has a market rate of interest.

The agreement allows MFC Bank to convert the loan balance into common stock at U.S.$0.30 per share. Accordingly, 15,202,000 shares have been reserved at December 31, 2004, for potential issuance.

The Company incurred fees of E66 (paid with shares of the Company) and E37 to MFC Bank in 2004 and 2003, respectively, related to management and financing services.

In March 2001, the Company granted warrants under the agreements with MFC Bank which entitled MFC Bank to purchase 6,001,693 of the Company's common shares. The warrants allowed MFC Bank to convert to shares an amount equal to the maximum of the credit facility including unpaid interest plus the arrangement and retainer fees. The warrants were exercisable within a three-year period beginning August 2000 at approximately E0.2319 per common share. Proceeds from the credit facility were allocated pro-rata based on the relative fair values of the credit facility and related warrants as the proceeds were received up to the maximum proceeds available under the credit facility. The maximum limit of the credit facility was E1,300 and the balance outstanding representing proceeds received under the credit facility was E228. The amount attributable to the warrants of E210 was recorded as a discount against the carrying amount of the credit facility and a credit to additional paid-in-capital. The discount was amortized using the effective interest method over the original term of the credit facility, which was due August 31, 2001 (see Note 2).

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

In July 2003, the Company sold a nonoperating subsidiary to an affiliate of MFC Bank for cash of E25, resulting in no gain or loss.

In May 2004, the Company issued 500,000 shares of common stock to MFC Bank as consideration for the bank's extension of the due date of the note payable to the bank. The Company recorded a bank fee for E66 as a result of this issuance.

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

During 2003, the Company incurred fees to its Chairman of E239 for consulting from a company owned by him, and E27 in 2001 from a company owned by the former Chief Financial Officer of the Company. Accounts payable at December 31, 2002, includes E23 of these fees.

The Company owes officers and directors approximately E326 at December 31, 2004, for salaries and fees and also for expenses paid on behalf of the Company. These amounts are unsecured, do not bear interest and are included in accounts payable.

Note 6.  Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:


                                                         2004                 2003                 2002
                                                   ---------------      ---------------      ---------------

U.S. Federal statutory rates on loss from
    operations                                     E          (749)     E          (947)     E        (1,231)

Nondeductible fee paid in warrants and common
    stock                                                      224                   50                   21

Effect of exchange rate changes on
   U.S. net operating loss carryforward                        103                  242                  101

Change in valuation allowance                                  423                  582                1,114

Other                                                           (1)                  73                   (5)
                                                   ---------------      ---------------      ---------------

Income tax provision                               E             -      E             -      E             -
                                                   ===============      ===============      ===============

Deferred tax asset is composed of the following:


                                                                              2004                 2003
                                                                        ---------------      ---------------

Difference in book and tax basis of amounts payable to shareholder      E            82      E            82

Net operating loss carryforwards
    United States                                                                 1,357                1,373
    France                                                                        1,226                  787
                                                                        ---------------      ---------------

                                                                                  2,665                2,242
Less valuation allowance for deferred tax asset                                  (2,665)              (2,242)
                                                                        ---------------      ---------------

Net deferred tax asset                                                  E             -      E             -
                                                                        ===============      ===============

The Company's provision for income taxes was derived from U.S. and French operations. At December 31, 2004, the Company had estimated net operating loss carryforwards which expire as follows:

                             United States           France
                             -------------        ------------
                    2005      E        -          E       94
                    2006               -                 381
                    2007               -               1,039
                    2008               -                 801
                    2009               -               1,290
               2021-2023           3,992                   -
                             --------------      -------------
                              E    3,992          E    3,605
                             ==============      =============

Note 7.  Stock Option Plans

1994 Amended Stock Option Plan

The Company's 1994 stock option plan provided for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                                                   Weighted
                                                                   Average
                                        Number of Shares        Exercise Price
                                        ----------------        --------------
Outstanding and exercisable

   at December 31, 2002 and 2003             63,750       U.S.  $      .83

Expired in 2004                             (50,000)                   .75
                                        ----------------
Outstanding and exercisable

   at December 31, 2004                      13,750       U.S.  $     1.11
                                        ================        ==============
Reserved for future grants at
   December 31, 2004                              -
                                        ================

At December 31, 2004, exercise prices ranged from $0.75 to $1.1875.

1995 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on August 15, 1996, which provided for the issuance of up to 150,000 shares of the Company's common stock to key employees. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                                                   Weighted
                                                                   Average
                                        Number of Shares        Exercise Price
                                        ----------------        --------------

Outstanding and exercisable

   at December 31, 2004, 2003 and 2002      100,000       U.S.  $      .75
                                        ================        ==============

Reserved for future grants
   at December 31, 2004                           -
                                        ================

The exercise price on these options is $0.75.

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. No options were issued in 2004. The weighted average fair value of these options at the grant dates were E0.12 and E0.62 per option in 2003 and 2002, respectively. The following table summarizes information with respect to this plan:

                                                                   Weighted
                                                                   Average
                                        Number of Shares        Exercise Price
                                        ----------------        --------------

Outstanding and exercisable

   at December 31, 2001                     100,000       U.S.  $    2.86
                                                                ==============
Granted in 2002                             117,500       U.S.  $     .99
                                        ----------------
Outstanding and exercisable

   at December 31, 2002                     217,500       U.S.  $    1.83
                                                                ==============
Granted in 2003                             225,000       U.S.  $     .14
                                        ---------------
Outstanding and exercisable

   at December 31, 2003 and 2004            442,500       U.S.  $     .97
                                        ===============         ==============
Reserved for future grants
   at December 31, 2004                   4,557,500
                                        ===============

Almost all options have an expiration date ten and a half years after issuance.

At December 31, 2004, exercise prices range from $0.12 to $3.50.

Note 8.  Commitments and Contingencies

The Company leases property under noncancelable operating leases through January 2006. Future minimum lease payments under noncancelable operating leases are as follows:


                2005                        E        6
                2006                                 1
                                           ------------
                                            E        7
                                           ============

Total rent expense per year was E32 for 2004, E24 for 2003, and E30 for 2002.

The Company is subject to a judgment against a subsidiary Mymetics S.A. issued in July 2004 by a court ("Tribunal de Prud'hommes") in Nantes (France). A former employee received a temporary judgment against the Company for E4 for alleged wrongful termination by the former management of Mymetics S.A. The Company intends to appeal the judgment.

The Company was party to a second case in which a creditor claims that the Company owes it approximately E30. The claim was filed before a court in Lyon ("Tribunal de Grande Instance") on June 29, 2004.

The Company is subject to a proceeding brought by Dr. Serres, a current director and former officer, for alleged wrongful termination of Dr. Serres by the Company's previous management. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of Directors retroactively from May 5, 2003 until November 3, 2003, when he was promoted as Head of Exploratory Research, his current position with the Company. In exchange for being reinstated retroactively, Dr. Serres agreed to forfeit all legal and punitive compensation for having been terminated without cause. The French Industrial Tribunal granted

Dr. Serres E46 in an emergency injunction on October 14, 2003. The final amount which Dr. Serres has claimed in terms of legal and punitive compensation if the case had been allowed to run its full course is in excess of E175. The Company's French legal counsel believes however that this claim is without merit as under French law, salaried company directors and officers are only eligible for severance pay and other compensation if certain, very stringent, conditions are met which, in the Company's counsel's opinion, is evidently not the case for Dr. Serres. The agreement between Dr. Serres and the Company has yet to be finalized.

Other Financing

The Company has entered into an agreement to issue shares to an investor at 98% of the current market price over 24 months. Total issuance cannot exceed U.S.$5,000 or 9.9% of the Company's outstanding stock. No shares can be issued under this agreement until the shares are registered which is expected to be completed in 2005.

Note 9.  Subsequent Events

In January 2005, the Company received a loan for E37 from a shareholder. The loan bears interest at 15% and is due in January 2006.

In March 2005, the Company issued a total of 500,000 common shares to MFC Merchant Bank S.A. and 1,500,000 to another company for consulting services. Also in March 2005, 200,000 shares were issued to an individual as a fee for becoming a member of the Company's Board of Directors.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.

                                         Mymetics Corporation

                                         By: /s/ Christian Rochet
                                             ---------------------------
                                               Name:  Christian J.F. Rochet
                                               Title:    Chief Executive Officer

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on March 31, 2005.

  Signature                               Title
  ---------                               -----
  /s/Christian J.F. Rochet
  ---------------------------             Chief Executive Officer and
  Christian J.F. Rochet                   Director (Principal Executive
                                          Officer)

  /s/ Ernst Luebke
  ---------------------------             Chief Financial Officer and
  Ernst Luebke                            Director (Principal Financial and
                                          Accounting Officer)
  /s/ Pierre-Francois Serres
  ---------------------------             Director
  Pierre-Francois Serres

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

        10.35 Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Corporation and Peter P. McCann (16)

        10.36 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Peter P. McCann (16)

        10.37 Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Corporation and Peter P. McCann (16)

        10.38 Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Corporation and MFC Merchant Bank S.A. (16)

        10.39 Third Amendment to the Credit Facility Agreement dated for reference December 31, 2004, between MFC Merchant Bank, S.A. and the Corporation (17)

        10.40 Fourth Amendment to the Credit Facility Agreement dated for reference February 16, 2005, between MFC Merchant Bank, S.A. and the Corporation (17)

        10.41 Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Corporation and Dr. Sylvain Fleury, Ph.D.

        10.42 Consulting Agreement dated for reference January 1, 2004, between the Corporation and Professor Marc Girard, DVM, D.Sc.

        10.43 Cooperation and Option Agreement dated March 10, 2005, between the Corporation and Pevion A.G.

        10.44   Consulting Agreement dated March 23, 2005, between the

                Corporation and Northern Light International.

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

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2002, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 27, 2003.

(17) Incorporated by reference to the Corporation's report on Form 8-K filed With the Securities and Exchange Commission on February 18, 2005.

(18) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.