Form 10-Q
period 2005-03-31
MYMETICS CORP
filed 2005-06-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class                                  Outstanding at June 10, 2005
-----                                  ----------------------------
Common Stock, $0.01                            170'707'864
par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                March 31, 2005               December 31, 2004
                                                                --------------               -----------------
                           ASSETS

Current Assets
      Cash                                                       E          8                  E          -
      Receivables                                                         110                           110
      Prepaid expenses                                                      2                             2
                                                                 ------------                  ------------

                Total current assets                                      120                           112
Patents                                                                    65                            80
                                                                 ------------                  ------------

                                                                 E        185                  E        192
                                                                 ============                  ============

                LIABILITIES AND SHAREHOLDERS'
                EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                           E      1,675                  E      1,491
      Taxes and social costs payable                                       40                            40
      Current portion of notes payable                                    538                           500
      Other                                                               116                           116
                                                                 ------------                  ------------
                Total current liabilities                               2,369                         2,147

Payable to Shareholders                                                   242                           242

Note Payable, less current portion                                      3,065                         2,868
                                                                 ------------                  ------------
                Total liabilities                                       5,676                         5,257

Shareholders' Equity (Deficit)

      Common stock, U.S. $.01 par value; 495,000,000 shares
         authorized; issued and outstanding
         170'647'864 at March 31, 2005 and
         68,447,864 at December 31, 2004                                  736                           720
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
         authorized; none issued or outstanding                             -                             -

      Additional paid-in capital                                        5,885                         5,522
      Deficit accumulated during the development stage                (12,933)                      (12,148)
      Accumulated other comprehensive income                              821                           841
                                                                 ------------                  ------------
                                                                       (5,491)                       (5,065)
                                                                 ------------                  ------------

                                                                 E        185                  E        192
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

                                       FOR THE THREE        FOR THE THREE         TOTAL ACCUMULATED
                                        MONTHS ENDED         MONTHS ENDED             DURING THE
                                       MARCH 31, 2005       MARCH 31, 2004        DEVELOPMENT STAGE
                                       --------------       --------------        -----------------
Revenue
       Sales                           E           -        E           -         E            224
       Interest                                    -                    -                       34

                                       -------------        -------------         ----------------
                                                   -                    -                      258
                                       -------------        -------------         ----------------

Expenses
       Research and development                  245                   86                    4,842
       General and administrative                472                  264                    5,734
       Bank fee                                    -                    -                      935
       Interest                                   53                   49                      795
       Goodwill impairment                         -                    -                      209
       Amortization                               15                   15                      396
       Directors' fees                             -                    -                      274
                                       -------------        -------------         ----------------
                                                 785                  414                   13,185
                                       -------------        -------------         ----------------

Loss before income tax provision                (785)                (414)                 (12,927)

Income tax provision                               -                    -                        6

                                       -------------        -------------         ----------------
Net loss                                        (785)                (414)                 (12,933)

Other comprehensive income
       Foreign currency translation
         adjustment                              (20)                 (19)                     821

                                       -------------        -------------         ----------------
Comprehensive loss                     E        (805)       E        (433)        E        (12,112)
                                       =============        =============         ================

Basic and diluted loss per share       E       (0.01)       E       (0.01)
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

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                        FOR THE THREE         FOR THE THREE         TOTAL ACCUMULATED
                                                         MONTHS ENDED         MONTHS ENDED              DURING THE
                                                        MARCH 31, 2005        MARCH 31, 2004        DEVELOPMENT STAGE
                                                        --------------        --------------        -----------------
Cash flow from operating activities
Net Loss                                                 E       (785)         E       (414)         E      (12,933)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                                   15                    15                     396
    Goodwill impairment                                             -                     -                     209
    Fees paid in warrants                                           -                   102                     223
    Services and fee paid in common stock                         379                    27                   1,841
    Amortization of debt discount                                   -                     -                     210
Changes in current assets and
  liabilities, net of effects from reverse purchase
    Decrease(increase) in receivable                                -                    (5)                    (72)
    Increase(decrease) in accounts payable                        184                  (142)                  1,377
    Increase(decrease) in taxes and                                 -                   (21)                     40
    social costs payable
    Other                                                           -                     5                     162

                                                         ------------          ------------          --------------
Net cash used in operating activities                            (207)                 (433)                 (8,547)
                                                         ------------          ------------          --------------

Cash flows from investing activities
  Patents and other                                                 -                    (3)                   (341)
  Cash acquired in reverse purchase                                 -                     -                      13

                                                         ------------          ------------          --------------
Net cash used in investing activities                               -                    (3)                   (328)
                                                         ------------          ------------          --------------

Cash flows from financing activities
  Proceeds from issuance of common stock                            -                   374                   3,663
  Borrowing from shareholders                                       -                     -                     242
  Increase in note payable and other
  short-term advances                                             235                    49                   4,287
  Loan fees                                                         -                     -                    (130)

                                                         ------------          ------------          --------------
Net cash provided by financing activities                         235                   423                   8,062
                                                         ------------          ------------          --------------

Effect on foreign exchange rate on cash                           (20)                  (19)                    821

                                                         ------------          ------------          --------------
Net change in cash                                                  8                   (32)                      8

Cash, beginning of period                                           -                   125                       -

                                                         ------------          ------------          --------------
Cash, end of period                                      E          8          E         93          E            8
                                                         ============          ============          ==============

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2005, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E5,491 at March 31, 2005. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E2,249 as of March 31, 2005, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at March 31, 2005, and December 31, 2004 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 68'907'864 for the three months ended March 31, 2005, 57'658'740 for the three months ended March 31, 2004. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

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

                                                                   For the three    For the three
                                                                    months ended     months ended
                                                                      March 31,        March 31,
                                                                        2004             2003
                                                                   -------------    -------------
Net Loss
         As reported                                                E    (785)         E   (414)
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods
         for all awards, net of any related tax effects                     -                 -
                                                                    ---------          --------

         Pro forma                                                  E    (785)         E   (414)
                                                                    =========          ========

Basic and Diluted Loss Per Share
         As reported                                                E   (0.01)         E  (0.01)
         Pro forma                                                  E   (0.01)         E  (0.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2005 and 2004 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2004 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2004.

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues for the three months ended March 31, 2005 and 2004 were nil.

Costs and expenses increased to E785,000 for the three months ended March 31, 2005 from E414,000 (89.6%) for the three months ended March 31, 2004. Research and development expenses increased to E245,000 in the current period from E86,000 (184.9%) in the comparative period of 2004 in an effort to secure scientific results despite our difficult financial condition, as more fully disclosed in our Form 10-K for the year ended December 31, 2004. General and administrative expenses increased to E472,000 in the three months ended March 31, 2005 from E264,000 in the comparative period of 2004 (78.8%) due mostly to fees paid in shares.

The Corporation reported a net loss of E785,000, or E0.01 per share, for the three months ended March 31, 2005, compared to E414,000, or E0.01, for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash of E8,000 at March 31, 2005 compared to none at December 31, 2004.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E235,000 in current period and E49,000 in the comparative period last year. The non-revolving term facility is in the principal amount of up to E3.7 million and matures on December 31, 2006, with partial repayments of E200,000 on June 30, 2005, E300,000 on December 31, 2005 and E400,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into "rule 144" restricted common shares of Mymetics Corporation at $0.30 per share. At March 31, 2005, Mymetics had borrowed an aggregate of E3,603,000 pursuant to this non-revolving term facility.

As of March 31, 2005, we had an accumulated deficit of approximately E12.9 million and we incurred losses of E785,000 in the three-month period ending March 31, 2005. These losses are principally associated with the research and development of our HIV vaccine technologies, research into potential animal AIDS treatments, and other related research activity. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E1,675,000 at March 31, 2005, include E343,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses. Payable to Shareholders of E242,000 at March 31, 2005, represents various amounts advanced by our founder, Dr. P.-F. Serres, to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in November 1998 between Dr. Serres and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to Dr. Serres. Consequently, they are classified as long term debts.

Net cash used by operating activities was E207,000 for the period ended March 31, 2005, compared to E433,000 for the period ended March 31, 2004. The major factor were services paid in fees and warrants, which provided cash of E379,000 and E102,000 for the periods ended March 31, 2005 and 2004 respectively.

Investing activities provided immaterial cash for the periods ended March 31, 2005 and 2004.

Financing activities provided cash of E235,000 for the period ended March 31, 2005 compared to E423,000 in the same period last year.

Proceeds from issuance of common stock provided no cash during the period ended March 31, 2005 compared to E374,000 in the same period in 2004.

            Our budgeted monthly cash outflow, or cash burn rate, for 2005 is approximately E240,000 per month for fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing:

Current budget                                                                  Monthly            12 Months
                                                                                -------            ---------
Management salaries, social costs and fees                                    E    50,000            600,000
Traveling expenses                                                                 20,000            240,000
Property leases and operating expenses                                              2,000             24,000
Administration (accounting and 1 secretary)                                        13,000            156,000
Professional fees                                                                  20,000            240,000
Interest expenses                                                                  14,000            168,000
                                                                              -----------          ---------
                                 Total General and Administrative expenses    E   119,000          1,428,000
                                                                              -----------          ---------
Internal R&D (salaries and Laboratory reagents)                                    18,000            216,000
Pre-clinical trials                                                                35,000            420,000
External collaborators                                                             68,000            816,000
                                                                              -----------          ---------
                                   Total Research and Development expenses        121,000          1,452,000
                                                                              -----------          ---------
                                                                     Total    E   240,000          2,880,000
                                                                              ===========          =========

We expect that the monthly cash outflow may increase significantly as the Company increases its research and development activities, and prepares for additional research and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

"Salaries and related payroll costs" represents fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our two salaried executive officers a combined amount of E16,000 per month (E20,000 in 2005). Since January 1, 2004, payments of $CHF 9,000 (approx. E6,000) per month for Sylvain Fleury's services as our Chief Scientific Officer have been made pursuant to a three-way consulting agreement with Centre Hospitalier Universitaire Vaudois (CHUV), a Swiss University Hospital located in Lausanne, where Dr. Fleury is employed to allow him to supervise a research project funded by the Swiss FNRS (Swiss National Research Foundation) which he had initiated before joining Mymetics. Since January 1, 2004, payments of E4,000 per month for Marc Girard's services as our Head of Vaccines Development have been made pursuant to a consulting agreement with the World Health Organization. For further information regarding these consulting agreements, see "Executive Compensation - Employment and Consulting Contracts" appearing elsewhere in this report

Monthly fixed and recurring expenses for "Property leases" of E2,000 represents the represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), and at 52, avenue du Chanoine Cartellier in Saint Genis Laval (France) (500 square feet). The lease of our Swiss office can be cancelled on one month notice. Despite the fact that the lease of our French facility expired in January 2006, we have been able to cancel it at no additional cost as of April 30, 2005 on account of the fact that Dr. Serres, who was alone in using this facility, has not contributed any useful work since August 2003. We do not lease any research facilities, Dr. Fleury's facilities being provided free of charge by CHUV as part of his FNRS project. We will eventually have to lease our own minimal laboratory facilities to conduct quality checks and to verify scientific results once Dr. Fleury's FNRS project comes to an end, which is not scheduled to occur before the end of 2005. We are planning to lease in due time readily available facilities on the campus of the

Swiss Federal Institute of Technology (EPFL) in Lausanne (Switzerland), located 15 miles from our Nyon office.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                         PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
CONTRACTUAL OBLIGATION                         TOTAL               LESS                                     MORE
                                                                   THAN         1 - 3           3 - 5       THAN
                                                                  1 YEAR        YEARS           YEARS      5 YEARS
Long-term debt                               E3,368               E500          E2,868           E0         E0
Capital Lease Obligations                    E0                   E0            E0               E0         E0
Operating Lease Obligations                  E6   (2)             E6            E0               E0         E0
Purchase Obligations                         E180 (1,3)           E120          E30              E30        E0
Other Long-Term Liabilities Reflected on     E242 (4)             E0            E242             E0         E0
Mymetics Balance Sheet under GAAP
TOTAL                                        E428                 E126          E272             E30        E0

------------------
(1) Includes E62,000 with our supplier of gp41 proteins and E10,000 for neutralizing antibodies tests currently under way.

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

ITEM  4. CONTROLS AND PROCEDURES

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

PART  II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

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

The Company was party to a second case in which a creditor claims that the Company owes it approximately E30. The claim was filed before a court in Lyon ("Tribunal de Grande Instance") on June 29, 2004. A judgment in favor of our creditor was rendered on April 29, 2005 for a total of E38, including the plaintiff's legal costs. Lack of funds has precluded us from appealing the judgment on time and it is now likely that the plaintiff will press for payment which represents a serious threat to our French subsidiary's future under our present financial conditions.

The Company is subject to a proceeding brought by Dr. Serres, a current director and former officer, for alleged wrongful termination of Dr. Serres by the Company's previous management. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of Directors retroactively from May 5, 2003 until November 3, 2003, when he was promoted as Head of Exploratory Research, his current position with the Company. In exchange for being reinstated retroactively, Dr. Serres agreed to forfeit all legal and punitive compensation for having been terminated without cause. The French Industrial Tribunal granted Dr. Serres E46 in an emergency injunction on October 14, 2003. The final amount which Dr. Serres has claimed in terms of legal and punitive compensation if the case had been allowed to run its full course is in excess of E175.
Our French legal counsel believes however that this claim is without merit as under French law, salaried company directors and officers are only eligible for severance pay and other compensation if certain, very stringent, conditions are met which, in the Company's counsel's opinion, is evidently not the case for Dr. Serres. The agreement between Dr. Serres and the Company has yet to be finalized. On account of the fact that the management disagrees with Dr. Serres over the quality and the usefulness of the work he has provided since August 2003, it is doubtful that it ever will be. We intend to let the case run its course through the courts and have ceased to accrue for Dr. Serres salary, considering that the present accrued amount (E117,000) more than adequately covers the risk associated with the case.

While we expect to prevail in all of these cases, our management believes that adverse results in one or more of these cases could have a material adverse effect on our results of operations in future periods.

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER INFORMATION

On June 6, 2005, Professor Stanley A. Plotkin resigned as a member of our Board of Directors, citing the continued absence of D&O liability coverage. Professor Plotkin however pledged his continued scientific support to the Company.

On June 10, 2005, Dr Robert Zimmer resigned as a member of our Board of Directors, citing work overload resulting from his other position as head of a UK company about to go public on the UK Alternative Investment Market. Dr Zimmer pledged his continued scientific or other support to the Company.

On June 10, 2005, the Board of directors decided to issue 100 million free shares to the Bill and Melinda Gates Foundation in an effort to attract Mr. Gates' personal attention and support for our AIDS vaccine project, the very existence of which is threatened by our present shortage of working capital.

On June 13, Dr Pierre-Francois Serres resigned as a member of our Board of Directors. There were no disagreements with the former board member with respect to management matters or accounting issues.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
 NUMBER                         DESCRIPTION
-------                         -----------
31.1         Section 302 Certification of Chief Executive Officer

31.2         Section 302 Certification of Chief Financial Officer

32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)   REPORTS ON FORM 8-K

On January 27, February 23, March 16 and April 15, 2005 respectively, reports on Forms 8-K were filed to disclose the:

- The election of Dr. Stanley A, Plotkin to the Board of directors of Mymetics.

- The agreement with MFC Merchant Bank SA regarding the restructuring of our outstanding credit facility.

-     The agreement signed with Pevion AG.

-     The fact that our previous filings should not be relied upon anymore.

No financial statements were filed in connection with these reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 10, 2005                     MYMETICS CORPORATION

                                          By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer