Form 10-Q
period 2005-06-30
MYMETICS CORP
filed 2005-08-22
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                               011 41 22 363 13 10

              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X           No
                                                ---               ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes            No   X
                                                    ---           ---

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes        No   X
                                                      ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at August 10, 2005
         -----                                  ------------------------------
         Common Stock, $0.01                    171,866,664
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                      June 30,         December 31,
                                                                        2005               2004
                                                                      --------           --------
                        ASSETS

Current Assets
      Cash                                                            E   --             E   --
      Receivables                                                          114                110
      Prepaid expenses                                                       2                  2
                                                                      --------           --------
                        Total current assets                               116                112
Patents                                                                     50                 80
                                                                      --------           --------
                                                                      E    166           E    192
                                                                      ========           ========
                        LIABILITIES AND SHAREHOLDERS'
                        EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                E  1,957           E  1,491
      Taxes and social costs payable                                        40                 40
      Current portion of notes payable                                   3,677                500
      Other                                                                116                116
                                                                      --------           --------
                        Total current liabilities                        5,790              2,147
Payable to Shareholders                                                    242                242
Note Payable, less current portion                                        --                2,868
                                                                      --------           --------
                        Total liabilities                                6,032              5,257
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value; 495,000,000 shares
                 authorized; issued and outstanding
                 171'386'664 at June 30, 2005 and
                 68,447,864 at December 31, 2004                           736                720
      Common stock issuable; 678,800 shares                                  7               --
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
                 authorized; none issued or outstanding                   --                 --
      Additional paid-in capital                                         5,916              5,522
      Deficit accumulated during the development stage                 (13,299)           (12,148)
      Accumulated other comprehensive income                               774                841
                                                                      --------           --------
                                                                        (5,866)            (5,065)
                                                                      --------           --------
                                                                      E    166           E    192
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



                                             FOR THE SIX          FOR THE SIX        TOTAL ACCUMULATED
                                             MONTHS ENDED         MONTHS ENDED           DURING THE
                                            JUNE 30, 2005        JUNE 30, 2004       DEVELOPMENT STAGE
                                            -------------        --------------      -----------------
Revenue
       Sales                                   E   --               E   --               E    224
       Interest                                    --                   --                     34

                                               --------             --------             --------
                                                   --                   --                    258
                                               --------             --------             --------

Expenses
       Research and development                     370                  415                4,967
       General and administrative                   643                  353                5,905
       Bank fee                                    --                   --                    935
       Interest                                     108                   98                  850
       Goodwill impairment                         --                   --                    209
       Amortization                                  30                   30                  411
       Directors' fees                             --                   --                    274
       Other                                       --                      5                 --
                                               --------             --------             --------
                                                  1,151                  901               13,551
                                               --------             --------             --------

Loss before income tax provision                 (1,151)                (901)             (13,293)

Income tax provision                               --                   --                      6

                                               --------             --------             --------
Net loss                                         (1,151)                (901)             (13,299)

Other comprehensive income
       Foreign currency translation
         adjustment                                 (67)                 (25)                 774

                                               --------             --------             --------
Comprehensive loss                             E (1,218)            E   (926)            E(12,525)
                                               ========             ========             ========

Basic and diluted loss per share               E  (0.02)            E  (0.02)
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



                                              FOR THE THREE     FOR THE THREE
                                              MONTHS ENDED      MONTHS ENDED
                                              JUNE 30, 2005     JUNE 30, 2004
                                              -------------     -------------
Revenue
          Sales                                   E --              E --
          Interest                                  --                --
                                                  ------            ------
                                                    --                --
                                                  ------            ------


Expenses
          Research and development                   125               329
          General and administrative                 171                89
          Bank fee                                  --                --
          Interest                                    55                49
          Goodwill impairment                       --                --
          Amortization                                15                15
          Directors' fees                           --                --
          Other                                     --                   5
                                                  ------            ------
                                                     366               487
                                                  ------            ------

Loss before income tax provision                    (366)             (487)

Income tax provision                                --                --
                                                  ------            ------
Net loss                                            (366)             (487)

Other comprehensive income
          Foreign currency translation
            adjustment                               (47)               (6)
                                                  ------            ------
Comprehensive loss                                E (413)           E (493)
                                                  ======            ======

Basic and diluted loss per share                  E(0.01)           E(0.01)
                                                  ======            ======



The accompanying notes are an integral part of these financial statements.

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)



                                                    FOR THE SIX         FOR THE SIX        TOTAL ACCUMULATED
                                                    MONTHS ENDED        MONTHS ENDED          DURING THE
                                                   JUNE 30, 2005       JUNE 30, 2004       DEVELOPMENT STAGE
                                                   -------------       --------------      -----------------
Cash flow from operating activities
Net Loss                                             E  (1,151)           E    (901)           E (13,299)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                            30                   30                  411
    Goodwill impairment                                   --                   --                    209
    Fees paid in warrants                                 --                    102                  223
    Services and fee paid in common stock                 --                    105                1,462
    Amortization of debt discount                         --                   --                    210
Changes in current assets and
  liabilities, net of effects
  from reverse purchase
    Decrease(increase) in receivable                        (4)                  (5)                 (76)
    Increase(decrease) in accounts payable                 466                   (6)               1,659
    Increase(decrease) in taxes and                       --                    (19)                  40
    social costs payable
    Other                                                 --                      5                  162

                                                      --------             --------             --------
Net cash used in operating activities                     (659)                (689)              (8,999)
                                                      --------             --------             --------

Cash flows from investing activities
  Patents and other                                       --                   --                   (341)
  Cash acquired in reverse purchase                       --                   --                     13

                                                      --------             --------             --------
Net cash used in investing activities                     --                   --                   (328)
                                                      --------             --------             --------

Cash flows from financing activities
  Proceeds from issuance of common stock                   417                  456                4,080
  Borrowing from shareholders                             --                   --                    242
  Increase in note payable and other
  short-term advances                                      309                  136                4,361
  Loan fees                                               --                   --                   (130)

                                                      --------             --------             --------
Net cash provided by financing activities                  726                  592                8,553
                                                      --------             --------             --------

Effect on foreign exchange rate on cash                    (67)                 (25)                 774

                                                      --------             --------             --------
Net change in cash                                          (8)                (122)                --

Cash, beginning of period                                    8                  125                 --

                                                      --------             --------             --------
Cash, end of period                                  E       0            E       3            E    --
                                                      ========             ========             ========



The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended June 30, 2005 were of a normal and recurring nature.

The amounts presented for the three and six month period ended June 30, 2005, are not necessarily indicative of the results of operations for a full year.

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

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2005, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E5,866 at June 30, 2005. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E5,675 as of June 30, 2005, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at June 30, 2005, and December 31, 2004 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Current liabilities

We have not been able to meet the E200,000 loan repayment due at June 30, 2005 and are presently discussing the rescheduling of this missed repayment with our bank, which has not formally declared us in default and, to the best of our knowledge, does not intend to do so. Nevertheless and in accordance with US generally accepted accounting principles, the total amount outstanding under our line of credit has been disclosed as a current liability.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 69'740'418 for the six months ended June 30, 2005, 59,216,036 for the six months ended June 30, 2004. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. Neither the shares returned by Professor Plotkin following his resignation as a director of the Company nor the shares returned by the Bill and Melinda Gates Foundation have been considered issued for the purposes of the weighted average and earnings per share calculation.

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


                                                                  For the six      For the six
                                                                  months ended     months ended
                                                                    June 30,         June 30,

                                                                      2005             2004
                                                                     ------           ------
Net Loss
         As reported                                                E (1,151)        E   (901)
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods
         for all awards, net of any related tax effects                   -                -
                                                                     -------          -------

         Pro forma                                                  E (1,151)        E   (901)
                                                                     =======          =======

Basic and Diluted Loss Per Share
         As reported                                                E   (0.02)        E  (0.02)
         Pro forma                                                  E   (0.02)        E  (0.02)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2005 and 2004 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues for the six months ended June 30, 2005 and 2004 were nil.

Costs and expenses increased to E1,151,000 for the six months ended June 30, 2005 from E901,000 (27.7%) for the six months ended June 30, 2004. Research and development expenses decreased to E370,000 in the current period from E415,000 (10.8%) in the comparative period of 2004 in an effort to secure scientific results due to our difficult financial condition, as more fully disclosed in our Form 10-K for the year ended December 31, 2004. General and administrative expenses increased to E643,000 in the six months ended June 30, 2005 from E353,000 in the comparative period of 2004 (45.1%) due mostly to fees paid in shares.

The Corporation reported a net loss of E1,151,000, or E0.02 per share, for the six months ended June 30, 2005, compared to E901,000, or E0.02, for the six months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenue was nil for the three months ended June 30, 2005 and June 30, 2004.

Costs and expenses decreased to E366,000 for the three months ended June 30, 2005 from 487,000 for the three months ended June 30, 2004. Research and development expenses decreased to E125,000 in the current period from E329,000 in the comparative period of 2004 due to our limited financial resources. General and administrative expenses decreased to E171,000 in the three months ended June 30, 2005 from E89,000 in the comparative period of 2004 due to decreases in salaries and general overhead, including legal expenses.

We reported a net loss of E366,000, or E0.01 per share, for the three months ended June 30, 2005, compared to E487,000, or E0.01, for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had no cash at June 30, 2005 compared to E8,000 at December 31, 2004.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E309,000 in current period and E136,000 in the comparative period last year. The non-revolving term facility is in the principal amount of up to E3.7 million and matures on December 31, 2006, with partial repayments of E200,000 on June 30, 2005, E300,000 on December 31, 2005 and E400,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into "rule 144" restricted common shares of Mymetics Corporation at $0.30 per share. At June 30, 2005, Mymetics had borrowed an aggregate of E3,603,000 pursuant to this non-revolving term facility.

We have not been able to meet the E200,000 loan repayment due at June 30, 2005 and are presently discussing the rescheduling of this missed repayment with our bank, which has not formally declared us in default and, to the best of our knowledge, does not intend to do so. Nevertheless and in accordance with US generally accepted accounting principles, the total amount outstanding under our line of credit has been disclosed as a current liability.

As of June 30, 2005, we had an accumulated deficit of approximately E13.3 million and we incurred losses of E1,151,000 in the six-month period ending June 30, 2005. These losses are principally associated with the research and development of our HIV vaccine technologies, research into potential animal AIDS treatments, and other related research activity. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E1,957,000 at June 30, 2005, include E471,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses. Payable to Shareholders of E242,000 at June 30, 2005, represents various amounts advanced by our founder, Dr. P.-F. Serres, to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in November 1998 between Dr. Serres and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to Dr. Serres. Consequently, they are classified as long term debts.

Net cash used in operating activities was E659,000 for the period ended June 30, 2005, compared to E689,000 for the period ended June 30, 2004. The major factor was an increase in accounts payable (mostly to directors and officers) of 466,000 for the period ended June 30, 2005 and services paid in fees and warrants and a one-off amortization of debt discount which provided E102,000 and E105,000 respectively during the period ended June, 30, 2004.

Investing activities provided no cash for the periods ended June 30, 2005 and 2004.

Financing activities provided cash of E726,000 for the period ended June 30, 2005 compared to E592,000 in the same period last year.

Proceeds from issuance of common stock provided E417,000 during the period ended June 30, 2005 compared to E456,000 in the same period in 2004.

                Our budgeted monthly cash outflow, or cash burn rate, for 2005 is approximately E240,000 per month for fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing:

Current budget                                                                  Monthly          12 Months
                                                                                -------          ---------
Management salaries, social costs and fees                                    E  50,000            600,000
Traveling expenses                                                               20,000            240,000
Property leases and operating expenses                                            2,000             24,000
Administration (accounting and 1 secretary)                                      13,000            156,000
Professional fees                                                                20,000            240,000
Interest expenses                                                                14,000            168,000
                                                                                -------          ---------
                                 Total General and Administrative expenses    E 119,000          1,428,000
                                                                                -------          ---------
Internal R&D (salaries and Laboratory reagents)                                  18,000            216,000
Pre-clinical trials                                                              35,000            420,000
External collaborators                                                           68,000            816,000
                                                                                -------          ---------
                                   Total Research and Development expenses      121,000          1,452,000
                                                                                -------          ---------
                                                                     Total    E 240,000          2,880,000
                                                                                =======          =========

We expect that the monthly cash outflow may increase significantly as the Company increases its research and development activities, and prepares for additional research and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

"Salaries and related payroll costs" represents fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our two salaried executive officers a combined amount of E16,000 per month (E20,000 in 2005). Since January 1, 2004, payments of $CHF 9,000 (approx. E6,000) per month for Sylvain Fleury's services as our Chief Scientific Officer have been made pursuant to a three-way consulting agreement with Centre Hospitalier Universitaire Vaudois (CHUV), a Swiss University Hospital located in Lausanne, where Dr. Fleury is employed to allow him to supervise a research project funded by the Swiss FNRS (Swiss National Research Foundation) which he had initiated before joining Mymetics. Since January 1, 2004, payments of E4,000 per month for Marc Girard's services as our Head of Vaccines Development have been made pursuant to a consulting agreement with the World Health Organization. For further information regarding these consulting agreements, see "Executive Compensation - Employment and Consulting Contracts" appearing elsewhere in this report

Monthly fixed and recurring expenses for "Property leases" of E2,000 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), and at 52, avenue du Chanoine Cartellier in Saint Genis Laval (France) (500 square feet). The lease of our Swiss office can be cancelled on one month notice. Despite the fact that the lease of our French facility expired in January 2006, we have been able to cancel it at no additional cost as of April 30, 2005 on account of the fact that Dr. Serres, who was alone in using this facility, has not contributed any useful work since August 2003. We do not lease any research facilities, Dr. Fleury's facilities being provided free of charge by CHUV as part of his FNRS project. We will eventually have to lease our own minimal laboratory facilities to conduct quality checks and to verify scientific results once Dr. Fleury's FNRS project comes to an end, which is not scheduled to occur before the end of 2005. We are planning to lease in due time readily available facilities on the campus of the Swiss Federal Institute of Technology (EPFL) in Lausanne (Switzerland), located 15 miles from our Nyon office.

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

As of August 10, 2005, we had two full-time salaried executives, exclusive of our contracts for the consulting services of our Chief Scientific Officer and our Head of Vaccines Development. Certain secretarial work for our CEO is outsourced to self-employed secretaries who accept being partially paid in common restricted shares of Mymetics at the current market price of our common stock.

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

RECENT FINANCING ACTIVITIES

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in 2006. As in the past, we will subcontract this research work to "best of class" research teams.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                               PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)

CONTRACTUAL OBLIGATION                         TOTAL           LESS         1 - 3       3 - 5      MORE
                                                               THAN         YEARS       YEARS      THAN
                                                              1 YEAR                               5 YEARS
Long-term debt                               E3,678          E939          E2,739        E0         E0
Capital Lease Obligations                    E0              E0            E0            E0         E0
Operating Lease Obligations                  E0              E0            E0            E0         E0
Purchase Obligations                         E180 (1,2)      E120          E30           E30        E0
Other Long-Term Liabilities Reflected on     E242 (3)        E0            E242          E0         E0
Mymetics Balance Sheet under GAAP

TOTAL                                        E4,100          E1,059        E3,011        E30        E0


(1) Represents various amounts due to suppliers and partners in respect of the neutralizing antibodies tests currently under way.

(2) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has been reelected in 2003. Based on current budget and cost estimates, we posted E15,000 per year for the audits 2005 until 2009.

(3) Due to Dr. P.-F. Serres, one of our directors, repayable only after our French subsidiary's financial situation has been stable and its equity reconstituted. We hope to achieve this condition within 3 years.


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

On June 10, 2005, the Board of directors decided to issue 100 million free shares to the Bill and Melinda Gates Foundation in an effort to attract Mr. Gates' personal attention and support for our AIDS vaccine project, the very existence of which is threatened by our present shortage of working capital. Citing its inability to accept donation from the public, the Foundation has returned the shares which we therefore do not consider as having been issued for purposes of the weighted average and earnings per share calculation.

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

          31.2         Section 302 Certification of Chief Financial Officer

          32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)      REPORTS ON FORM 8-K

On January 27, February 23, March 16 and April 15, 2005 respectively, reports on Forms 8-K were filed to disclose the:

o  The election of Dr. Stanley A, Plotkin to the Board of directors of Mymetics.

o The agreement with MFC Merchant Bank SA regarding the restructuring of our outstanding credit facility.

o  The agreement signed with Pevion AG.

o  The fact that our previous filings should not be relied upon anymore.

No financial statements were filed in connection with these reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2005                      MYMETICS CORPORATION


                                      By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer