Form 10-Q
period 2005-09-30
MYMETICS CORP
filed 2006-01-12
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                               011 41 22 363 13 10

              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X           No
                                                ---               ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes            No   X
                                                    ---           ---

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes        No   X
                                                      ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at January 12, 2006
         -----                                  ------------------------------
         Common Stock, $0.01                     82,670,464
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                    September 30,      December 31,
                                                                        2005               2004
                                                                      --------           --------
                        ASSETS

Current Assets
      Cash                                                            E   --             E   --
      Receivables                                                           68                110
      Prepaid expenses                                                       2                  2
                                                                      --------           --------
                        Total current assets                                70                112
Patents                                                                     73                 80
                                                                      --------           --------
                                                                      E    143           E    192
                                                                      ========           ========
                        LIABILITIES AND SHAREHOLDERS'
                        EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                E  2,122           E  1,491
      Taxes and social costs payable                                        40                 40
      Current portion of notes payable                                     900                500
      Other                                                                116                116
                                                                      --------           --------
                        Total current liabilities                        3,178              2,147
Payable to Shareholders                                                    242                242
Note Payable, less current portion                                       2,834              2,868
                                                                      --------           --------
                        Total liabilities                                6,254              5,257
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value; 495,000,000 shares
                 authorized; issued and outstanding
                 74,117,864 at September 30, 2005 and
                 68,447,864 at December 31, 2004                           789                720
      Common stock issuable; 626,800 shares                                  9               --
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
                 authorized; none issued or outstanding                   --                 --
      Additional paid-in capital                                         5,955              5,522
      Deficit accumulated during the development stage                 (13,611)           (12,148)
      Accumulated other comprehensive income                               747                841
                                                                      --------           --------
                                                                        (6,111)            (5,065)
                                                                      --------           --------
                                                                      E    143           E    192
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


                                             FOR THE NINE         FOR THE NINE       TOTAL ACCUMULATED
                                             MONTHS ENDED         MONTHS ENDED           DURING THE
                                          SEPTEMBER 30, 2005   SEPTEMBER 30, 2004    DEVELOPMENT STAGE
                                          ------------------   ------------------    -----------------
Revenue
       Sales                                   E   --               E   --               E    224
       Interest                                    --                   --                     34

                                               --------             --------             --------
                                                   --                   --                    258
                                               --------             --------             --------

Expenses
       Research and development                     340                  555                4,937
       General and administrative                   904                  586                6,166
       Bank fee                                    --                   --                    935
       Interest                                     164                  148                  906
       Goodwill impairment                         --                   --                    209
       Amortization                                  55                   45                  436
       Directors' fees                             --                   --                    274
       Other                                       --                      4                 --
                                               --------             --------             --------
                                                  1,463                1,338               13,863
                                               --------             --------             --------

Loss before income tax provision                 (1,463)              (1,338)             (13,605)

Income tax provision                               --                   --                      6

                                               --------             --------             --------
Net loss                                         (1,463)              (1,338)             (13,611)

Other comprehensive income
       Foreign currency translation
         adjustment                                 (94)                 (10)                 747

                                               --------             --------             --------
Comprehensive loss                             E (1,557)            E (1,348)            E(12,864)
                                               ========             ========             ========

Basic and diluted loss per share               E  (0.02)            E  (0.02)
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


                                               FOR THE THREE        FOR THE THREE
                                               MONTHS ENDED         MONTHS ENDED
                                            SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                            ------------------   ------------------
Revenue
          Sales                                   E --                 E --
          Interest                                  --                   --
                                                  ------               ------
                                                    --                   --
                                                  ------               ------


Expenses
          Research and development                   (30)                 140
          General and administrative                 261                  233
          Bank fee                                  --                   --
          Interest                                    56                   50
          Goodwill impairment                       --                   --
          Amortization                                25                   15
          Directors' fees                           --                   --
          Other                                     --                     (1)
                                                  ------               ------
                                                     312                  437
                                                  ------               ------

Loss before income tax provision                    (312)                (437)

Income tax provision                                --                   --
                                                  ------               ------
Net loss                                            (312)                (437)

Other comprehensive income
          Foreign currency translation
            adjustment                               (27)                  15
                                                  ------               ------
Comprehensive loss                                E (339)              E (422)
                                                  ======               ======

Basic and diluted loss per share                  E(0.00)              E(0.01)
                                                  ======               ======

The accompanying notes are an integral part of these financial statements.

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                    FOR THE NINE        FOR THE NINE       TOTAL ACCUMULATED
                                                    MONTHS ENDED        MONTHS ENDED          DURING THE
                                                 SEPTEMBER 30, 2005  SEPTEMBER 30, 2004    DEVELOPMENT STAGE
                                                 ------------------  ------------------    -----------------
Cash flow from operating activities
Net Loss                                             E  (1,463)           E  (1,338)           E (13,611)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                            55                   45                  436
    Goodwill impairment                                   --                   --                    209
    Fees paid in warrants                                 --                    148                  223
    Services and fee paid in common stock                  441                  168                1,903
    Amortization of debt discount                         --                   --                    210
Changes in current assets and
  liabilities, net of effects
  from reverse purchase
    Decrease(increase) in receivable                        42                   (8)                 (30)
    Increase(decrease) in accounts payable                 631                   19                1,824
    Increase(decrease) in taxes and                       --                    (16)                  40
    social costs payable
    Other                                                 --                      8                  162

                                                      --------             --------             --------
Net cash used in operating activities                     (294)                (974)              (8,634)
                                                      --------             --------             --------

Cash flows from investing activities
  Patents and other                                        (48)                --                   (389)
  Cash acquired in reverse purchase                       --                   --                     13

                                                      --------             --------             --------
Net cash used in investing activities                      (48)                --                   (376)
                                                      --------             --------             --------

Cash flows from financing activities
  Proceeds from issuance of common stock                    70                  675                3,733
  Borrowing from shareholders                             --                   --                    242
  Increase in note payable and other
  short-term advances                                      366                  192                4,418
  Loan fees                                               --                   --                   (130)

                                                      --------             --------             --------
Net cash provided by financing activities                  436                  867                8,263
                                                      --------             --------             --------

Effect on foreign exchange rate on cash                    (94)                 (10)                 747

                                                      --------             --------             --------
Net change in cash                                        --                   (117)                --

Cash, beginning of period                                 --                    125                 --

                                                      --------             --------             --------
Cash, end of period                                  E    --              E       8            E    --
                                                      ========             ========             ========


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended September 30, 2005 were of a normal and recurring nature.

The amounts presented for the three and nine month period ended September 30, 2005, are not necessarily indicative of the results of operations for a full year.

The amounts in the notes are rounded to the nearest thousand of Euros except for per share amounts.

Mymetics Corporation ("the Company") was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the HIV-AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2005, the Company had not performed any clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2007 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E6,111 at September 30, 2005. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E5,942 as of September 30, 2005, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.


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


Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at September 30, 2005, and December 31, 2004 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.


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


Current liabilities

We were not able to meet the E200,000 loan repayment due at June 30, 2005 but our bank had accepted to formally postpone it to December 31, 2005, to be added to the originally scheduled E300,000 repayment on that date. We were not able to meet this E500,000 repayment either but our bank had again accepted to formally postpone it to June 30, 2006, to be added to the originally scheduled E400,000 repayment on that date.

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


Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 70,591,953 for the nine months ended September 30, 2005, 60,575,513 for the nine months ended September 30, 2004. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. The shares returned by the Bill and Melinda Gates Foundation have not been considered issued for the purposes of the weighted average and earnings per share calculation.


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


Subsequent Events

On January 11, we entered into a Sixth Amendment to Credit Facility Agreement ("Sixth Amendment") to an existing Credit Facility Agreement with MFC Merchant Bank S.A. and KHD Humboldt Wedag International Ltd. (formerly MFC Bancorp Ltd.) (the "Credit Facility"). The Sixth Amendment, effective December 31, 2005, provided for the rescheduling of the repayments of Euro 500,000 initially due on December 31, 2005 to June 30, 2006, all other conditions remaining unchanged. As compensation, MFC Merchant Bank S.A. has been issued 2,500,000 common shares of Mymetics Corporation valued at Euro 36,000 based on the trading price of the shares on the effective date of issuance.

                                                                  For the nine     For the nine
                                                                  months ended     months ended
                                                                  September 30,    September 30,
                                                                      2005            2004
                                                                  -------------    ------------
Net Loss
         As reported                                                E (1,463)        E (1,338)
         Deduct:  Total stock-based employee compensation
         expense determined under fair value based methods
         for all awards, net of any related tax effects                   -                -
                                                                     -------          -------

         Pro forma                                                  E (1,463)        E (1,338)
                                                                     =======          =======

Basic and Diluted Loss Per Share
         As reported                                                E  (0.02)        E  (0.02)
         Pro forma                                                  E  (0.02)        E  (0.02)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2005 and 2004 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2004 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2005.


NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue was nil for the nine months ended September 30, 2005 and September 30, 2004.

Costs and expenses increased to E1,463,000 for the nine months ended September 30, 2005 from E1,338,000 (9.3%) for the nine months ended September 30, 2004. Research and development expenses decreased to E340,000 in the current period from E555,000 (-38.7%) in the comparative period of 2004 to our difficult financial condition, as more fully disclosed in Part II, Item 5, Other Information. General and administrative expenses increased to E904,000 in the nine months ended September 30, 2005 from E586,000 in the comparative period of 2004 (54.3%) due mostly to the write-off of doubtful debtors and a charge for possible losses related to the lawsuit brought by a former director, as more fully disclosed under Part II, Item 2, Legal proceedings.

The Corporation reported a net loss of E1,463,000, or E0.02 per share, for the nine months ended September 30, 2005, compared to E1,338,000, or E0.02, for the nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue was nil for the three months ended September 30, 2005 and September 30, 2004.

Costs and expenses decreased to E312,000 for the three months ended September 30, 2005 from 437,000 for the three months ended September 30, 2004 due to our difficult financial situation. Research and development expenses decreased to (E30,000) in the current period from E140,000 in the comparative period of 2004 due to our limited financial resources and the effect of the reversal of salaries previously credited to a former officer as more fully disclosed under
Part II, Item 1, Legal Proceedings. General and administrative expenses increased to E261,000 in the three months ended September 30, 2005 from E233,000 in the comparative period of 2004 due mostly to the write-off of doubtful debtors and a charge for possible losses related to the lawsuit brought by a former director, as more fully disclosed under Part II, Item 2, Legal proceedings.

We report a net loss of E312,000, or E0.00 per share, for the three months ended September 30, 2005, compared to E437,000, or E0.01, for the three months ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation had no cash at September 30, 2005 compared to E8,000 at December 31, 2004.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E366,000 in the current period and E192,000 in the comparative period last year. The non-revolving term facility is in the principal amount of up to E3.7 million and matures on December 31, 2006, with partial repayments of E500,000 on December 31, 2005 and E400,000 on September 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into restricted common shares of Mymetics Corporation at $0.30 per share. At September 30, 2005, Mymetics had borrowed an aggregate of E3,695,000 pursuant to this non-revolving term facility.

We were not able to meet the E200,000 loan repayment due at June 30, 2005 but our bank had accepted to formally postpone it to December 31, 2005, to be added to the originally scheduled E300,000 repayment on that date. We were not able to meet this E500,000 repayment either but our bank had again accepted to formally postpone it to June 30, 2006, to be added to the originally scheduled E400,000 repayment on that date.

As of September 30, 2005, we had an accumulated deficit of approximately E13.6 million and we incurred losses of E1,463,000 in the nine-month period ending June 30, 2005. These losses are principally associated with the research and development of our HIV vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E2,122,000 at September 30, 2005, include E533,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses. Payable to Shareholders of E242,000 at September 30, 2005, represents various amounts advanced by a shareholder and former director to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in November 1998 between the lender and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to the lender, if at all. Consequently, they are classified as long term debts.

Net cash used in operating activities was E735,000 for the period ended September 30, 2005, compared to E974,000 for the period ended September 30, 2004. The major factor was a decrease in Accounts Receivable of E42,000 (due to the write off of doubtful debtors), an increase in accounts payable of E631,000 and services paid in fees and warrants.

Investing activities used cash of E48,000 (cost of new patent applications) during the period ended September 30, 2005 and provided no cash for the period ended September 30, 2004.

Financing activities provided cash of E877,000 for the period ended September 30, 2005 compared to E867,000 in the same period last year.

Proceeds from issuance of common stock provided E511,000 during the period ended September 30, 2005 compared to E675,000 in the same period in 2004.

Our budgeted monthly cash outflow, or cash burn rate, for 2006 is approximately E320,000 per month for fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing:

2006 budget                                                                     Monthly          12 Months
                                                                                -------          ---------
Management salaries, social costs and fees                                    E  60,000            720,000
Travelling expenses                                                              20,000            240,000
Property leases and operating expenses                                            2,000             24,000
Administration (accounting and 1 secretary)                                      13,000            156,000
Professional fees                                                                20,000            240,000
Interest expenses                                                                14,000            168,000
                                                                                -------          ---------
                                 Total General and Administrative expenses    E 129,000          1,548,000
                                                                                -------          ---------
Internal R&D (salaries and Laboratory reagents)                                  18,000            216,000
Pre-clinical trials (not financed by the US NIH or other donors)                105,000          1,260,000
External collaborators                                                           68,000            816,000
                                                                                -------          ---------
                                   Total Research and Development expenses      191,000          2,292,000
                                                                                -------          ---------
                                                                     Total    E 320,000          3,840,000
                                                                                =======          =========


We expect that the monthly cash outflow may increase significantly in 2006 over 2005 as the Company increases its research and development activities, and prepares for additional research and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

Salaries and related payroll costs represents fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our two salaried executive officers a combined amount of E24,000 per month. Since January 1, 2004 and until November 30 of that year, payments of $CHF 9,000 (approx. E6,000) per month for Dr. Sylvain Fleury's services as our Chief Scientific Officer have been made pursuant to a three-way consulting agreement with Centre Hospitalier Universitaire Vaudois (CHUV), a Swiss University Hospital located in Lausanne, where Dr. Fleury is employed to allow him to supervise a research project funded by the Swiss FNRS (Swiss National Research Foundation) which he had initiated before joining Mymetics. In April 2005, this agreement was extended to include the services of a qualified virologist under Dr. Fleury's supervision in order to reduce the cost and turn-around time of certain scientific work previously outsourced by the Company to third parties. Payments under this agreement were suspended in December 2004 due to lack of funds. CHUV accepted nevertheless to maintain the agreement in force and to finance the resulting expenses until such time as additional funds could be raised by the Company. The debt owed CHUV peaked at over CHF 200,000 (E129,000) in December 2005, when CHUV threatened to terminate the agreement unless a significant portion of the outstanding amount was repaid, which would have meant the loss of a major Company resource. On December 20, the Company was able to pay CHUV CHF 50,000 (E32,000), an amount considered sufficient by CHUV in the light of our latest scientific achievements to suspend all threats of termination.

Since January 15, 2004, payments of E4,000 per month for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended June 30, 2004 to the Securities and Exchange Commission. We have not been able to make the payments due under the agreement on a regular basis and we owe today several months of payments to Professor Girard, the exact amount of which still has to be agreed with him in accordance with the terms of his contract. We have been able to make a significant payment recently to Professor Girard and expect that the matter of payments owed will soon be settled amicably.

Monthly fixed and recurring expenses for "Property leases" of E2,000 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), and at 52, avenue du Chanoine Cartellier in Saint Genis Laval (France) (500 square feet). The lease of our Swiss office can be cancelled on one month notice. Despite the fact that the lease of our French facility expired in January 2006, we have been able to cancel it at no additional cost as of April 30, 2005 as no more company work is performed in France since that date. We do not lease any research facilities since Dr. Fleury's facilities are provided free of charge by CHUV as part of his FNRS project. We will eventually have to lease our own minimal laboratory facilities to conduct quality checks and to verify scientific results now that Dr. Fleury's FNRS project has ended. We are planning to lease in the next few months facilities on the campus of the Swiss Federal Institute of Technology (EPFL) in Lausanne (Switzerland), located 15 miles from our Nyon office.

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

Interest expense represents interest paid to MFC Merchant Bank S.A. for a note payable. This note payable in the maximum amount of E3.7 million carries an interest rate of Libor + 4% which is accrued on a quarterly basis.

As of January 12, 2006, we had two full-time salaried executives, exclusive of our contracts for the consulting services of our Chief Scientific Officer, his assistant and our Head of Vaccines Development. Certain secretarial work for our CEO is outsourced to self-employed secretaries who accept being partially paid in common stock of Mymetics at the current market price.

We anticipate hiring an administrative assistant to our CFO as well as a part-time laboratory technician in the first half of 2006, and may need to hire additional personnel in order to meet the needs and demands of any future workload.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV vaccines. These expenditures will relate to the continued gp41 testing and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months may arise upon the commencement of a phase I clinical trial. We expect that funding for the cost of any clinical trials would be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

The Corporation anticipates its operations will require approximately E3.8 million in the year ending December 31, 2006. The Corporation will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Corporation will be able to raise additional capital on terms satisfactory to the Corporation, or at all, to finance its operations. In the event that the Corporation is not able to obtain such additional capital, it would be required to further restrict or even halt its operations.


RECENT FINANCING ACTIVITIES

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in early 2007. As in the past and to the extent this research work will not be conducted by institutions such as the US National Institutes of Health (NIH), the International AIDS Vaccine Initiative (IAVI) or the Center for HIV/AIDS Vaccine Immunology (CHAVI), we will subcontract such work to "best of class" research teams.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                               PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)

CONTRACTUAL OBLIGATION                        TOTAL         LESS         1 - 3      3 - 5      MORE
                                                            THAN         YEARS      YEARS      THAN
                                                           1 YEAR                             5 YEARS
                                             -------       ------        -----      -----     -------
Long-term debt                               E0              E0            E0          E0         E0
Capital Lease Obligations                    E0              E0            E0          E0         E0
Operating Lease Obligations                  E0              E0            E0          E0         E0
Purchase Obligations                         E175 (1,2)      E115          E30         E30        E0
Other Long-Term Liabilities Reflected on     E242 (3)        E0            E0          E242       E0
Mymetics Balance Sheet under GAAP

TOTAL                                        E417            E115          E30         E272       E0


(1) Represents various amounts due to suppliers and partners in respect of the neutralizing antibodies tests currently under way.

(2) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has been re-elected in 2003. Based on current budget and cost estimates, we posted E15,000 per year for the audits 2005 until 2009.

(3) Due to P.-F. Serres, one of our former directors, repayable only after certain conditions related to our French subsidiary's financial situation have been met. We hope to achieve this condition within 3 years.

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

The Company is party to a case in which a creditor claims that the Company owes it approximately E30,000. The claim was filed before a court in Lyon ("Tribunal de Grande Instance") on June 29, 2004. A judgment in favor of our creditor was rendered on April 29, 2005 for a total of E38,000, including the plaintiff's legal costs. Lack of funds has precluded us from appealing the judgment on time and it is now likely that the plaintiff will press for payment which represents a serious threat to our French subsidiary's future under our present financial conditions. At this time, the plaintiff has not made any demand for payment awarded under said judgement.

The Company is subject to a proceeding brought by Dr. Serres, a former director and officer, for alleged wrongful termination of Dr. Serres by the Company's previous management. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of Directors retroactively from May 5, 2003 until November 3,

2003, when he was promoted as Head of Exploratory Research, his position with the Company until his recent resignation of December 26, 2005. In compensation for being thus reinstated, Dr. Serres agreed in 2003 to forfeit all legal and punitive compensation for having been terminated without cause. The French Industrial Tribunal granted Dr. Serres E46 in an emergency injunction on October 14, 2003. The total amount which Dr. Serres has claimed in terms of legal and punitive compensation is in excess of E173. The case came to court on November 3, 2005 before the Lyon Industrial Tribunal and Dr. Serres was awarded the full E173 he was seeking, of which E60 is payable immediately despite the fact that we appealed the judgement. Our French legal counsel believes indeed that Dr. Serres' claim is without merit as under French law, salaried company directors and officers are only eligible for severance pay and other compensation if certain, very stringent, conditions are met which, in the Company's counsel's opinion, is evidently not the case for Dr. Serres. Our French counsel believes that the Industrial Tribunal's decision is contrary to the law and that we should prevail before the court of appeal, which is composed exclusively of professional judges. As no agreement between Dr. Serres and the Company has been reached on account of the fact that the management disagrees with Dr. Serres over the quality and the usefulness of the work he has provided since August 2003, we intend to let the case run its course through the courts and have reversed all accruals for Dr. Serres' salary and accrued the full amount awarded Dr. Serres as a matter of prudent accounting.

While we expect to prevail in all of these cases, our management believes that adverse results in one or more of these cases could have a material adverse effect on our results of operations in future periods.


ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2005 one of our non-US investor acquired an additional 6,000,000 common shares of the Company at a price of USD 0.05 per share under Regulation S of the Securities Act of 1933. The 300,000 USD amount received allowed us to satisfy certain key service providers to whom significant outstanding amounts were owed. As a result, we could file this overdue Form 10-Q for the period ended September 30, 2005 to the Securities and Exchange Commission. We also expect to be able to file our annual filing Form 10-K for the year ended December 31, 2005 in a timely manner.

ITEM 5. OTHER INFORMATION

During the second half of May 2005 our share price collapsed when certain investors started to unload significant numbers of our shares in a thinly traded market for our shares. As a result, our ongoing best efforts to raise additional capital under Regulation S were severely hampered. At the same time, our efforts to obtain grants or other support from various donor organizations were facing either lack of interest or long procedural delays. Our financial situation worsened to the point that the prospect of losing our ongoing animal tests became a major issue, despite the fact that our scientific results were very encouraging. Having our animals destroyed at this point would have meant the end of Mymetics, which was simply unacceptable to this company's management. Thus, on June 10, 2005, hoping to attract the personal attention of Mr. William (Bill) and Ms. Melinda Gates, we issued 100,000,000 restricted common shares of Mymetics Corporation and presented them to the Bill and Melinda Gates Foundation. Our intent was both to attract the Foundation's attention and to allow the Foundation to control the eventual distribution of our preventive vaccine against HIV-AIDS to those who need it most, assuming that our efforts to develop such a vaccine succeed. The Foundation however promptly returned the shares, stating that it was not in a position to accept them. We were also told that the Foundation's legal status precludes it from making grants to for-profit companies. Under such conditions, the shares were treated as "issued but not authorized" and were, therefore, cancelled. The shares were not considered outstanding for purposes of any weighted average shares outstanding disclosures.

Our continued and severe cash shortage during most of the year 2005 constituted a major threat to our ongoing scientific work, which was jeopardized when certain key scientific service providers informed us that they were unable to pursue their collaboration unless a significant part of the amounts owed to them could be paid without further delay. As disclosed above, the most critical threat originated from the animal farm which hosted our test animals, as it threatened to terminate the ongoing experiments by prematurely destroying the animals, despite the fact that our intermediate scientific results were very encouraging. Faced with the immediate possibility of losing our key asset and "raison d'etre", our directors decided to devote all the remaining Company's financial resources to the maintenance of the ongoing tests, knowing that the loss of the animals at this time would have been a fatal blow to the Company. This decision meant that payments to "non scientifically essential" creditors would have to be suspended until the ongoing scientific work would yield its results. The scientific results have now been received and, the Company's management believes, are most encouraging. They will be formally presented at the next HIV-AIDS Keystone meeting in March 2006. Meanwhile, our results have been presented under non-disclosure agreements to various institutions such as the US National Institutes of Health (NIH), the International AIDS Vaccine Initiative (IAVI) and the Center for HIV/AIDS Vaccine Immunology (CHAVI), as well as other private foundations and/or potential industrial partners. All are responding in a very encouraging manner.

On December 26, 2005, Dr. Pierre-Francois Serres, one of our former directors, submitted his resignation as Head of Exploratory Research of Mymetics. The Board of directors accepted Dr. Serres' resignation.

On January 11, 2006, Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer, was elected to the Board of Directors to fill the vacancy created by the resignation of a former director. Dr. Fleury was also appointed to the Compensation Committee of the Board of Directors.

On January 11, we entered into a Sixth Amendment to Credit Facility Agreement ("Sixth Amendment") to an existing Credit Facility Agreement with MFC Merchant Bank S.A. and KHD Humboldt Wedag International Ltd. (formerly MFC Bancorp Ltd.) (the "Credit Facility"). The Sixth Amendment, effective December 31, 2005, provided for the rescheduling of the repayments of Euro 500,000 initially due on December 31, 2005 to June 30, 2006, all other conditions remaining unchanged. As compensation, MFC Merchant Bank S.A. has been issued 2,500,000 common shares of Mymetics Corporation valued at Euro 36,000 based on the trading price of the shares on the effective date of issuance.

      A copy of the Sixth Amendment is filed as Exhibit 10.1 and incorporated herein by reference.



ITEM 6. EXHIBITS

(a)      EXHIBITS

         EXHIBIT
          NUMBER       DESCRIPTION
         -------       -----------

          10.1         Sixth Amendment to Credit Facility Agreement

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

Dated:  January 12, 2006                  MYMETICS CORPORATION


                                      By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer