Form 10-K
period 2005-12-31
MYMETICS CORP
filed 2006-04-17
CIK 927761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                                   ----------

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

     If this report is a an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers and directors are affiliates) was approximately U.S. $2,683,6 as of December 31, 2005, computed on the basis of the average of the bid and ask prices on such date. The Registrant has no non-voting common stock.

     As of March 31, 2006, there were 95,020,464 shares of the Registrant's Common Stock outstanding.

================================================================================

USE OF EUROS

          The financial information contained in this Form 10-K is provided in Euros (E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 31, 2006, 1 Euro was convertible into 1.2074 United States Dollars.

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

We are a company engaged exclusively in research and development activities, focusing primarily on human biology and medicine. When used in these risk factors, the terms "we" or "our" refer to Mymetics Corporation and its subsidiaries.

Our strategy was crafted in part to minimize the risks usually associated with clinical trials, regulatory approvals and marketing, which we would expect to be borne by our future partner(s).

WE HISTORICALLY HAVE LOST MONEY AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

We historically have lost money. In the year ended December 31, 2005, we sustained net losses of approximately E1,939,000. In the years ended December 31, 2004 and December 31, 2003, we sustained net losses of approximately E 2,202,000 and E 2,786,000, respectively. We currently are engaged in research and development activities and do not have any commercially marketable products. The product research and development process requires significant capital expenditures, and we do not have any other sources of revenue to off-set such expenditures. Accordingly, we expect to generate additional operating losses at least until such time as we are able to generate significant revenues. If we are unable to draw down on the Standby Equity Distribution Agreement provided by Cornell Capital or find alternative financing on commercially reasonable terms or generate revenue from the sale of products, we could be forced to curtail or cease our operations.

At December 31, 2005, we had an accumulated deficit of approximately E14,087,000. Total cash disbursed since 1990 for operating activities, including Research and Development, is E 8,901,000. In order to become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OR PREDICT OUR FUTURE BUSINESS PROSPECTS.

We have no operating history. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive and regulatory environment in which we will operate. We have made no material sales to date and have accumulated a net deficit from inception through December 31, 2006 of approximately Euro 14 million. It is likely that additional losses will be incurred in the future. See "Description of the Business" and "Plan of Operations."

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS, WHICH COULD HARM OUR FUTURE SALES OF PRODUCTS.

A few companies currently compete with us in the market for our products. Some of these companies have far greater capital, marketing, and other resources than we do. Furthermore, we cannot assure you that these or other firms will not develop new or enhanced products that are more effective than any that we currently have or will develop in the future.

We have no certainty as to the availability and terms of future financing. We believe that we will have sufficient working capital available through lines of credit and the proceeds of future offerings to finance our activities through at least June 2006. We anticipate, however, that such funds will not be sufficient to meet our capital needs for the foreseeable future. Therefore, we expect that we will be required to seek additional financing in the future. We cannot be sure that such financing will be available or available on attractive terms, or that such financing would not result in a substantial dilution of shareholders' interest. If we cannot obtain financing when we need it or on terms that are commercially reasonable to us, we will not be able to pursue our business plan as we currently anticipate. See "Use of Proceeds", "Plan of Operations", "Management's Discussion and Analysis", and "Projections."

ALTHOUGH WE HAVE RESTRUCTURED OUR EXISTING DEBT, WE HAVE NOT ALLEVIATED OUR WORKING CAPITAL NEEDS.

We need to address our working capital needs by the end of June 2006 to allow us to continue devoting our efforts to development of the business instead of raising needed capital.

NEITHER CHRISTIAN ROCHET, OUR CHIEF EXECUTIVE OFFICER, NOR ERNST LUEBKE, OUR CHIEF FINANCIAL OFFICER, ARE FULLY PAID FOR THEIR EFFORTS.

Finding people of comparable talent and dedication to our business would be difficult given our inability to pay management for their work.

ALTHOUGH WE DO NOT BELIEVE EITHER SYLVAIN FLEURY, OUR CHIEF SCIENTIFIC OFFICER OR MARC GIRARD, AN IMPORTANT SCIENTIFIC CONSULTANT, HEAD OF OUR VACCINE DEVELOPMENT PROGRAM, ARE PLANNING TO LEAVE US, REPLACING EITHER OF THESE MEMBERS OF OUR SCIENTIFIC TEAM WOULD BE DIFFICULT.

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

Although we are a company incorporated under the laws of Delaware, all our officers and directors are located outside of the United States. A substantial portion of our assets now are, and in the future we expect will be, located outside the U.S. As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on the civil liability provisions of the U.S. securities laws. It may be difficult and costly for an investor to get a court in Switzerland to enforce a judgment obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of the United States

WE HAVE ANTI-TAKEOVER PROVISIONS IN OUR BYLAWS THAT MAY DISCOURAGE A CHANGE OF CONTROL.

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS.......................................................     1
ITEM 2.    PROPERTIES ....................................................    13
ITEM 3.    LEGAL PROCEEDINGS .............................................    13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    14

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................    15
ITEM 6.    SELECTED FINANCIAL DATA .......................................    17
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................    19
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK....................................................    29
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................    31
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................    31
ITEM 9A.   CONTROLS AND PROCEDURES........................................    31

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............    32
ITEM 11.   EXECUTIVE COMPENSATION ........................................    35
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................    41
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................    43
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................    44

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K....................................................    45

SIGNATURES................................................................    68

                                     PART I

ITEM 1. BUSINESS

THE CORPORATION

OVERVIEW

We are a biotechnology research and development company devoted to fundamental and applied research in the area of human biology and medicine conducting our business from our European offices located in Lausanne and Nyon (near Geneva), Switzerland. We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to "ICHOR Corporation." In July 2001, we changed our name to "Mymetics Corporation."

We own all of the outstanding voting stock of 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg, and Mymetics S.A. (formerly Hippocampe S.A.), a company organized in 1990 under the laws of France ("Mymetics S.A."), which is a wholly-owned subsidiary of 6543 Luxembourg S.A. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

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

In March 2001, we acquired 99.9% of the outstanding shares of Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., or Preferential Shares, which are convertible into shares of our common stock. In 2002, we acquired the remaining 0.1% of the outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation have been converted into shares of Mymetics Corporation.

MYMETICS CORPORATION

Mymetics' primary objective is to develop vaccines and therapies to prevent, respectively treat the effect of certain retroviruses, including the human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Additional applications of Mymetics' research include potential treatments and/or vaccines for human oncoviral leukemias, multiple sclerosis, and organ transplantation.

Prior to 2002, our activities were primarily conducted in Europe. During the second quarter of 2002, through our operations in the United States, we launched programs in the United States in an attempt to reinforce our intellectual property portfolio and to accelerate the commercialization of our technology. This was done, in part, by attempting to target products and business development in the United States. Again, prior to this time, activities such as design of the prototype molecules, synthesis, and in vitro testing had been conducted exclusively in Europe. Our previous management believed that expanding our operating activities in the United States offered numerous advantages, including greater access to expertise, grants, subsidies, intellectual property and public and private research teams. Due to financial constraints, it decided to limit these activities in January 2003. Following the management changes of July 2003, our activities have again been conducted exclusively in Europe, with certain in-vitro and pre-clinical tests being performed in the United States.

Under our "best of class" R&D model, the overall research strategy, as well as most original ideas, are defined and contributed by our own scientific team, including Dr. Sylvain Fleury, Ph.D. (Chief Scientific Officer) and Professor Marc Girard, DVM, D.Sc. (Head of Vaccine Development). Any given project is first subdivided into "technology modules" which are then subcontracted to "best of class" teams from academia, public or private laboratories or industry, all chosen for their high standards and specific know how. For example, if we need rabbits to be bred, we will outsource this work on a commercial basis to the best company we can find. Most of the work that we outsource is easily replaced by other vendors. In unique cases, like protein engineering, we are more dependent upon companies like Protein eXpert. That said, we believe that with rare exception, we can replace these providers as well. We also believe that having such specialized expertise in-house would make us dependant on the staff required to carry out such tasks. We believe we benefit from the established relationships with our "partners" and approach our relationship in that manner. Mymetics pays for and coordinates the work, consolidates the results and retains all intellectual property associated with it. In certain limited cases, we will sign partnership agreements with companies offering technologies which can enhance or add value to our own products under development. Our agreement with Pevion AG, a small Swiss company with which we signed a scientific collaboration agreement which includes an option to receive an exclusive license to use their Virosome Vaccine delivery technology in conjunction with our AIDS preventive vaccine under development is an example of such an agreement. Under this model, Mymetics retains all intellectual property rights in the combined research and applies for domestic and international patents whenever justified. As agreed and coordinated by Mymetics, the research teams are authorized to co-publish their results.

We intend to sign a partnership agreement with one of the few major pharmaceutical companies presently active in the preventive vaccine against HIV-AIDS as soon as our human clinical phase I trials are completed. We hope this could happen before June 2007. The type of partnership agreement we intend to sign is typical in the world of biotechnology: an initial cash payment, followed by a series of payments associated with specific milestones and finally, royalties on any sales of end products, assuming these will have been approved by the various regulatory authorities involved, such as the Food and Drug Administration. We would not expect this to occur prior to 2009-2010.

LUXEMBOURG 6543 S.A.

Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 2001 within the context of the acquisition of Mymetics S.A. by Mymetics Corporation as a legal vehicle to allow the former French shareholders of Hippocampe S.A. to defer

French taxes due on the exchange of their Hippocampe S.A. shares for Mymetics Corporation shares. The company presently is dormant and we intend to liquidate it as soon as the necessary resources to do so will be available. In that case, the shares of Mymetics S.A. held by Luxembourg 6543 S.A. will be transferred to Mymetics Corporation.

MYMETICS S.A.

Our French subsidiary, Mymetics S.A. (formerly Hippocampe S.A.), founded in 1990, is a biotechnology research and development company devoted to fundamental and applied research in the area of biology and medicine. The company is the legal owner of our initial key patents, which were applied for prior to it being acquired by Mymetics Corporation. At this time, it is not possible to transfer these patents to any non-French legal entity without the French tax authorities' approval. This approval implies an assessment of the actual economic value of the patents, which in turn will only be assessable once the technology protected by the patents is licensed or sold to a third party in one or more arms-length transactions. Mymetics S.A. is presently inactive. Its last salaried employee completed her assignment by, and had her employment contract terminated on January 31, 2005. We do not intend to hire new staff in France in the foreseeable future, as all R&D will be carried on under Mymetics Corporation's responsibility.

On February 7, 2006 the Tribunal de Commerce in Lyon, France placed Mymetics S.A., under receivership ("Redressement Judiciaire") as a result of an ongoing dispute between Mymetics Corporation and a former officer and director, Dr. Pierre-Francois Serres, who obtained a judgment against Mymetics S.A. in France (that is now under appeal) in the amount of E173,000 for an alleged wrongful termination by the Company's prior management during 2003. The court appointed two judges to oversee the case, a lawyer to represent the creditors and a judicial administrator to manage Mymetics S.A., all of whom are considered agents of the court. The court further imposed a "two-month observation period" during which management and the administrator should strive to find a solution to the crisis. We expect to come up with a viable solution before the end of this observation period.

TECHNOLOGY

CURRENT APPROACHES

Current drug treatments in HIV focus on slowing or impeding the progress of the virus once it has infected the body's host cells. Recent approaches seek to develop therapies that prevent the virus from fusing with host cells. If the virus cannot fuse, it cannot enter inside the cell and reproduce, thereby facilitating the successful fight of the body's immune system against the invasion. However, fusion process is a late event that likely takes place after the transcytosis event, which corresponds to the step event that allows the virus to penetrate into the body generally across the genital-reproductive mucosal barriers. Therefore, vaccines or therapies for preventing this very early event of HIV transcytosis became another important research aspect.

Until recently, vaccine development was focusing on clade B strains, which dominate the epidemic in industrialized countries but cause only about 12% of infections globally. Development of non-clade B candidates, having clade C as a key target became a priority and Mymetics seriously intends to invest all its research effort in developing its "universal" vaccine, with a primary interest for the clade C because of its world dominance, especially in countries under development like Africa, India and Asia..

Generally, HIV transmission occurs through sexual contacts. Indeed, semen and cervico-vaginal secretions may potentially transmit HIV to the gastrointestinal, anorectal and genitourinary tracts because they contain cell-free HIV particles and numerous HIV-infected cells. Contracting HIV infection may be subdivided into two main events. The first event, considered as a very early step, corresponds to viral transcytosis on mucosal surface that facilitates virus translocation and spreading into the body (entry into the body across the mucosal barrier). The second event, which usually takes place after transcytosis, represents the infection step that leads to virus entry into target cells (ex. CD4+ T lymphocytes).Therefore, the HIV vaccine should ideally elicit immune responses not only in the blood but most importantly, also at the primary entry site, which corresponds to two important anatomically compartments: genital-reproductive tracts and intestine/rectal mucosal tissues.

MYMETICS' APPROACH

Mymetics proposes an innovative vaccine by combining three important concepts:

1- Minimal mimicry, which consists to remove in part or entirely the human homologies naturally present in some HIV protein that serve as vaccine component. To achieve that objective, Mymetics intends to use as candidate vaccine the smallest engineered viral antigen sequence for two main reasons. First, the smaller is the protein, the more limited are the homologies with human proteins. Second, its easier to remove human homologies into a small viral protein because of their limited distribution. Furthermore, our approach should significantly reduce the risk of developing potential autoimmunity on a long-term following vaccination.

2- Focused immune response on relevant gp41 epitopes that may induce protective antibodies. Generally, the immune system develops immune responses toward all possible regions of the foreign antigens (peptides, proteins, etc.). However, antigens are often harbouring several immunodominant regions, each eliciting an immune response of different magnitude (low, intermediate or strong recognition/affinity by the immune system) and frequency (region rarely, sometimes or often recognized by the immune system). Therefore, itaE(TM)s frequent to observe an immune response that preferentially recognizes some areas, while others are neglected. Furthermore, viruses have developed antigens that contain often immunodominant regions for distracting the immune system. These immunodistractive regions may have little or no function for the pathogen protein but may blind the immune system. Consequently, immune responses against the pathogen might be sometimes useless. Mymetics is developing vaccines that contain antigens expressing limited immunodominant regions, while immunodistractive regions have been removed or altered without affecting the immunogenicity of the antigen.

3- Induction of mucosal and blood protection in different anatomical compartments. Induction of mucosal antibodies (anti-transcytosis) should block the early event of HIV translocation at the genito-reproductive and intestine tracts, thus preventing HIV entry and spreading in the body, while blood (systemic) antibodies will act on a later event that consists to prevent the infection of target cells (neutralizing antibodies).

Mymetics is developing a "universal" HIV-1 vaccine constituted by at least two different molecules: a recombinant engineered trimeric gp41 protein and gp41peptides, both containing key conserved regions and each of them eliciting potentially two major types of antibodies not mutually exclusive and with a broad activity spectrum:

1) mucosal antibodies to inhibit transcytosis and cell infections at the submucosa level;

2) neutralizing antibodies to block HIV fusion with cells for preventing infection.

By carefully modifying parts of the HIV gp41 molecule, we have obtained peptides and engineered molecules that:

- May form stable dimers, trimers or tetramers and the protein folding is close to the native protein;

- Are soluble in the absence of detergent and can be incorporated into an artificial lipidic membrane, which is more suitable for in vivo work;

- Can be chemically synthesized or easily produced by recombinant bacteria like E. coli;

- Have been stripped of an immunodominant area that generates numerous non-neutralizing antibodies, which may fool the immune response.

- Have been stripped of its key IL-2-like sequence, minimizing the important potential cross-reaction with host proteins that may contribute to the destruction of the immune system seen in HIV patients;

This type of new engineered trimeric gp41 molecules should be able to elicit antibodies with a broad spectrum of action (cross-clade neutralization like A, B and C): blocking virus translocation across the mucosal barrier and/or to inhibit virus-cell fusion, thus preventing HIV-1 infection.

Based on our recent research results, we believe that our vaccine candidate and strategies definitely place us amongst the most advanced teams devoted to AIDS vaccine research worldwide.

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

HIV AND AIDS

The HIV (Human immunodeficiency virus) is a retrovirus that gradually destroys the immune system and ultimately leads to AIDS, is famously the most genetically diverse viral pathogen known, specially in Africa where HIV is also rapidly mutating. Indeed, HIV exists under many different versions like members of a large family, they are different from, but related to each other.

By sequencing the viral genomes (genes), researchers have been able to map out the family tree of HIV. At the root of the tree, there are three groups called M, N and O, group M being responsible for the current AIDS pandemic. Group M is split into nine genetic subtypes, also called nine clades (designated A through K, with no E or I). The original definition of clades was based on short genomic sequences, mostly within the HIV envelope protein (Env: gp160).

These nine clades have uneven geographic distribution patterns. Clade C circulates in South Africa, India and parts of China. Clade A and D are common in East Africa and clade B is common in North & South America and Western Europe. Looking at the global numbers, it emerges that four clades (A, B, C and D) plus two recombinant forms called CRFs 01 and 02 (both of which are about 70% clade A) account for over 90% of all infections worldwide. From this perspective, diversity can be mostly limited to 4 key major clades, plus small contributions from the non-A segments of these two CRFs. According to the statistics, clade C represents the world dominant HIV (>50%).

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

HIV proves itself an elusive target because it:

- reproduces itself at an extraordinary rate (several billion new virus particles are created daily)

- mutates rapidly: as it reproduces itself, it makes mistakes that produce new virus particles that are slightly different; these differences make the virus harder to target by the immune system.

MYMETICS AND HIV-AIDS

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

WHERE ARE WE AND WHERE ARE WE GOING?

Mymetics has documented the existence of an important three-dimensional molecular mimicry between the gp41 glycoprotein of HIV-1 and the human interleukin-2 (IL-2) cytokine, a mimicry also found in lentiviruses causing AIDS in other animal species. Mymetics has already explored this mimicry over the last four years as starting point for developing a safe HIV-1 candidate vaccine capable of eliciting protective antibodies, while preventing potential harmful cross-reactivities toward host proteins such as the human IL-2 (Mymetics US Patent 6,455,265). We believe that this innovative concept may render vaccines from the 21st century as efficacious as those from the 20th century, in addition to be safer.

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

From January to August 2004, the first gp41 generation was tested in rabbits for it's capacity to elicit neutralizing antibodies toward HIV-1. Such antibodies were obtained in large quantities and their neutralizing potential was evaluated by our academic collaborators. Thus, a renowned scientist in the field of transcytosis, Dr. Morgane Bomsel (Cochin Institute, Paris, France), obtained 60% inhibition of HIV-1 transcytosis with primary strains. Sera were also tested in the laboratory of Dr Christiane Moog (Institut Pasteur, Strasbourg, France), a well acclaimed specialist in neutralizing antibodies in the HIV field. In the performed assay, primary T cells infection by primary HIV-1 strains from clade B (Bx-08 and SF-162) and clade C (TV1) were respectively neutralized at 70%, 80% and 90% by low sera dilutions. When total rabbit antibodies were purified from the serum, a neutralizing activity of 80% was obtained with an antibody concentration of 20ug/ml, using three primary HIV-1 strains. These results are similar to those obtained with the 2F5 monoclonal antibody (>90% inhibition), one of the most potent neutralizing antibodies so far identified. Infection of primary human macrophages by primary HIV-1 strains was also strongly inhibited (>90%) with a low antibody concentration (<2ug/ml). These preliminary results were highly encouraging, considering that the first gp41 generation of immunogen did not include the 2F5/4E10 epitopes.

A second gp41 generation that has included the 2F5 and 4E10 epitopes was obtained in August 2004 and produced on a larger scale in September 2004. However, several technical difficulties were encountered during the production of this antigen. First, these gp41 proteins formed inclusion bodies in bacteria that were difficult to solubilize. Gp41 proteins obtained after denaturation and refolding were forming dimer of trimers instead of the natural trimeric form, as observed with the gp41 1st generation. Despite of this, these new gp41 immunogens were incorporated into liposomes and were well recognized by the 2F5 and 4E10 monoclonal antibodies kindly provided by Dr Wayne Koff (IAVI), which suggest the presence of functional epitopes. Rabbit immunizations with gp41-liposomes have been achieved from Fall 2004 to Winter 2005 and animal sera were tested. Not surprisingly, this gp41 2nd generation did not elicit neutralizing antibodies in rabbits, as we initially expected. When mixed with liposomes, the gp41 2nd generation can form proteo-liposomes that are unstable. Furthermore, gp41 proteins can bind randomly to liposomes with no preferential orientation. In such situation, some key epitopes like the 2F5 may not be properly maintained or presented to the immune system and consequently, these epitopes are ignored or poorly recognized.

Based on the experience acquired over the past three years, we strongly believe that orienting the anchorage of gp41 proteins or gp41-derived peptides onto stable synthetic lipid membranes will better present the antigen to the immune system. Therefore, a 3rd generation of recombinant gp41 proteins was engineered during Winter-Spring 2005, which lead to the conclusion that not all epitopes should be present on the same antigenic structure. In fact, to avoid protein aggregation and to improve the yield of protein production, some epitopes most be taken separately from others on different antigens. This approach offers the main advantage to present key epitopes to the immune system, using different antigens, which should eliminate the problem of epitope immunodominance. Furthermore, we intend to better target the mucosal immune system by a more adequate vaccine delivery: nasal administration and epido-dermis junction using micro-needles.

In parallel, during Winter-Spring 2005, and in collaboration with Pevion Biotech Ltd. (Switzerland) and Dr. Bomsel from the Cochin Institute in Paris (France) we have formulated the second vaccine component that consists of peptides derived from the conserved proximal membrane region of the gp41 ectodomain. These peptides were grafted in an oriented manner onto biosynthetic stable spheres. Rabbit immunizations were launched from May to November 2005 for targeting the mucosal immune response. Biological samples were analyzed and all rabbits have produced specific antibodies toward the gp41 peptides. More importantly, when these samples were tested into transcytosis assays, most of these vaginal secretions (diluted 10-fold for the assay) containing antibodies that were able to prevent translocation (transcytosis) of primary R5 clades B and C with an efficiency of 80-90%, which is close to what is achieved with human secretions isolated from HIV-resistant women.

Starting in Winter 2006, a pre-clinical trial with the peptide approach on non-human primates (macaques) is scheduled in Beijing, China. We expect these macaques to develop specific antibodies at the mucosal levels over the six months vaccination protocol. Following vaccination, macaques should be challenged with viruses to measure the level of protection. In parallel, we are in the process of developing the gp41 4th generation that will combine the best characteristics of the first three generations of gp41 previously synthesized. We plan to launch other pre-clinical trials on macaques in summer 2006 for testing the combined vaccine components, meaning injecting together gp41-derived peptides and recombinant trimeric gp41 proteins, each eliciting different types of antibodies for different anatomical compartments. Clinical lots of gp41 immunogens are planed for late 2006 for toxicology and phamacokinetics evaluations. Human tolerance and immunogenicity of the gp41 immunogens should thereafter take place in a phase I clinical trial in 2007.

Visit the IAVI web site (www.iavi.org) for more background information on AIDS.

VACCINAL USE OF THE MIMICRY DISCOVERY

Our current research modules focus on the following three fields:

PREVENTIVE VACCINES

We believe that our discovery of the host-virus IL-2 mimicry opens the door to novel therapeutic and HIV-AIDS preventive vaccine strategies. We believe that properly mutated trimeric gp41 represent excellent candidate vaccines because they are devoid of the "IL-2" like structure and its harmful associated side effects. Furthermore, these engineered gp41 have conserved their antigenic properties and correspond to the most conserved region of the viral envelope glycoprotein, which otherwise exhibits considerable genetic diversity. Our specific preventive vaccine would be "universal" in that it would train the body's immune system to recognize and defeat a broad array of HIV strains, while preventing the potential induction of the autoimmune reaction toward IL-2. Our recent advances in protein engineering and production allowed us to obtain very good soluble and stable trimeric gp41, which has kept our vaccine program competitive.

THERAPEUTIC MOLECULES

Based on insights into mimicry, we have developed a series of synthetic peptides, based on the well-conserved IL-2 homologous regions, that might inhibit the fusion between HIV or FIV (the virus causing AIDS in cat) and its target cell in an infected host. For the in vitro work, these synthetic peptides have been effective for blocking both HIV and FIV infections, while in vivo experiments with FIV peptides were investigated until 2003. This application would complement available antiretroviral drugs, or may even provide a substitute for the available antiretroviral drugs for FIV and HIV. Meanwhile, FIV cause a disease with a low mortality incidence and the market for such peptides is too limited and hardly profitable. Therefore, we have decided to cease this research activity, especially when our financial situation is limited. Similarly, research on HIV peptides was stopped because new compounds were emerging in the market and we could not remain competitive. However, if our financial situation improves in a short term, we have the possibility to combine our HIV peptide technology with another one for creating a new type of drug orally available, which could become highly attractive.

We currently have compound prototypes potentially capable of commercialization, including:

- Preventive vaccines - administered to healthy subjects (HIV-negative) to prevent infection by HIV.

- Therapeutic molecules (pharmacological agents) - administered to infected subjects to prevent cell infection by HIV and slowing down virus spreading.

Visit our web site www.mymetics.com for more detailed information on our technology platform.

INTERNATIONAL AIDS VACCINE INITIATIVE (IAVI)

Visit the IAVI site (www.iavi.org)for more background information on AIDS or

Download the IAVI Global Report (pdf format) which packs a wealth of useful information about AIDS, vaccines and other related issues in a few easy-to-read pages at (www.iavi.org/pdf/globalscience.pdf).

RESEARCH AND DEVELOPMENT EXPENSES

INTELLECTUAL PROPERTY

We are the exclusive owner of intellectual property relating to our core business which is focused on the development of novel HIV-AIDS preventive vaccines and therapeutics. Particularly, we own two issued French patents FR99 06528 and FR01 15424 and one U.S. issued patent US 6,455,265 and its corresponding national filings and divisional filings in various countries including Europe, the United States, Japan, Canada and Israel. We also filed two Patent Cooperation Treaty, or PCT, applications, WO 03/048187 and WO 03/104262, with national phases in the United States and EP. We have additionally filed four United States provisional applications related to the field.

On July 24, 2004, we applied for a new PCT which covers our mutated, trimeric, stable recombinant gp41 protein.

On March 10, 2006, we applied for a new PCT which covers our latest prototype HIV-AIDS preventive vaccine based on our recombinant modified gp41 protein.

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

COMPETITION

We have not yet developed an actual product or generated any revenues. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine all of which could be considered competitors. Preventive Vaccines. We are conducting research aimed at developing a "universal" preventive vaccine against HIV, with a primary interest for the clade C because of its world dominance. Our vaccine shall provide protection against a broad array of viral HIV-1 strains from different clades such as A, B, C and D.

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

While many of these individuals and entities have greater financial and scientific capabilities, and greater experience in conducting pre-clinical and clinical trials, we believe that our innovative approach to vaccine development is very competitive. Our approach is based on three main aspects: 1) design of lipid membrane anchored-antigens forming dimmers, trimers and tetramers that force the immune system to focus the response only on key conserved regions; 2) the induction of protective antibodies not only in the blood but most importantly in the genito-reproductive and intestinal mucosal compartments (primary HIV entry site) and; 3) on the observed immunological cross-reactivity (or mimicry) between the well preserved, antigenic and immunodominant domain of GP41 and IL-2, and on the observation of expected autoimmune consequences in HIV infected subjects. Overall, our vaccine candidate will provide an advantage over existing and future approaches that have been pursued so far because all our competitors are using DNA, viral vectors, recombinant proteins or peptides with native viral sequences with no or limited deletion of human sequence homologies (linear or tridimensional) and poorly induce mucosal immunity. Therefore, all these vaccine prototypes are potentially harmful on a long-term basis for human health and do not target properly mucosal tissues. Vaccine candidates under development of investigation are including:

- Sub-unit vaccine: a technology addressing a piece of the outer surface of HIV, such as GP160, GP140 or GP120, produced by genetic engineering.

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

EMPLOYEES

As of December 31, 2006, neither our Luxembourg nor our French affiliates had any employees.

Mymetics Corporation had two full-time employees: Mr. Cristian J.-F. Rochet, our Chief Executive Officer, and Mr. Ernst Luebke, our Chief Financial Officer. Both officers were employed under informal agreements based on general terms agreed in 2003 by our Board of Directors. In addition, Mymetics Corporation had two part-time employees: Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer, and his assistant, Dr. Eleonora Simeoni, Ph.D., both employed under a three-way agreement with the University Hospital (CHUV) in Lausanne. Dr. Simeoni's contract ended on December 31, 2006. Mymetics Corporation further had one part-time consultant: Professor Marc Girard, DVM, D. SC., our acting Head of Vaccine Development.

In consideration of the high quality and value to our shareholder of Dr. Fleury's work and results, as well as the considerable risks he took in terms of his career when joining Mymetics, the Board of Directors agreed to compensate him at a level with the other officers of the Company, deducting from this amount any amount paid to CHUV on Dr. Fleury's account.

Under their respective employment or consulting agreements, all our officers have agreed that their credited salaries, fees and out-of-pocket expenses will only be paid to them from time to time and as the Company's financial position would allow it. As a result, Mr. Rochet, Mr. Luebke, Dr. Fleury and Prof. Girard were respectively owed Euro 143,662, Euro 217,606, 83,078 and Euro 90,739 at December 31, 2006. All officers have also agreed in principle that approximately 50% of their respective claims be converted into Mymetics common restricted shares at the current market price at the time such conversion would be formally agreed upon by the Board of Directors.

WWW.MYMETICS.COM

News and information about Mymetics Corporation and its subsidiaries is available on our web site, www.mymetics.com.

ITEM 2. PROPERTIES

We currently occupy approximately 60 square meters of office space that houses our administrative operations in Nyon, Switzerland (near Geneva), at 14, rue de la Colombiere.

Our CSO and his assistant have been using office and other facilities provided free of charge by the University Hospital (CHUV) in Lausanne.

The lease for our French facilities, previously located at 52, avenue du Chanoine Cartellier in Saint Genis Laval location, has been cancelled on April 30, 2005.

We also conduct our research operations at the properties of various third parties, worldwide.

We believe that our current facilities are adequate for our foreseeable needs, and no additional space presently is necessary. The lease in Nyon can be terminated at short notice.

ITEM 3. LEGAL PROCEEDINGS

Our present policy is to defend vigorously only the suits with material amounts being sought in damages and after considering the potential legal costs involved. We do not currently maintain any insurance but are planning to conclude one as soon as our financial resources will allow it.

Neither Mymetics Corporation nor our wholly owned subsidiary 6543 Luxembourg SA are presently involved in any litigation incident to our business.

As disclosed in our Form 8-K dated February 13, 2006, our French subsidiary Mymetics S.A. was placed under receivership ("Redressement Judiciaire") on February 7, 2006 by the Tribunal de Commerce in Lyon, France, as a result of an ongoing dispute between Mymetics Corporation and a former officer and director, Dr. Pierre-Francois Serres, who has a judgment against Mymetics S.A. in France (that is now under appeal) in the amount of E173,000 for an alleged wrongful termination by the Company's prior management during 2003. The court appointed two judges to oversee the case, a lawyer to represent the creditors and a judicial administrator to manage Mymetics S.A., all of whom are considered agents of the court. The court further imposed a "two-month observation period" during which management and the administrator should strive to find a solution to the crisis, which we are attempting to do. On April 4, 2006, the court extended the observation period until July 18, 2006, based on a favorable report about the future of Mymetics delivered by the judicial administrator. We are actively working on a plan which we expect would allow our French subsidiary to emerge from "Redressement Judiciaire" on or about that date.

By way of background, Dr. Serres was terminated by the Company's previous management and later reinstated by existing management as Chief Scientific Officer retroactively commencing May 5, 2003. In November 2003 Dr. Serres was appointed Head of Exploratory Research. Dr. Serres resigned on June 13, 2005 as director of the Company and as an officer of the Company on December 26, 2005. Previously, the Lyon Industrial Tribunal had granted Dr. Serres an emergency injunction on October 14, 2003. In consideration for being reinstated by the Company's new management, Dr. Serres agreed in August 2003 to forfeit all legal and punitive compensation for having been terminated by the Company's prior management. Despite this pledge, Dr. Serres maintained his proceeding and on November 3, 2005, the Lyon Industrial Tribunal awarded Dr. Serres the full E173,000 he was seeking, of which approximately E100,000 is payable immediately despite the fact that we immediately appealed the judgment. We have attempted without success to negotiate with Dr. Serres regarding the payments immediately due to him under the judgment. In light of limited financial resources at that time, we did not have enough funds to both pay Dr. Serres the amount immediately due for approximately E100,000 and to initiate new rounds of animal preclinical trials supported by the latest encouraging scientific results. We decided to allocate existing financial resources to the preclinical trials and to contest the judgment of the Lyon Industrial Tribunal based upon advice of our French counsel that the judgment was illegal under French law and that an appeal should be successful. Dr. Serres pursued a strategy of raising pressure on the Company to pay his judgment by seeking to have our subsidiary liquidated through the Tribunal de Commerce in Lyon. We intend, therefore, to raise the money necessary to pay Dr. Serres and remove Mymetics S.A. from receivership. At the same time, we expect to prevail on the appeal of the decision by the Lyon Industrial Tribunal and should we do so, we understand that Dr. Serres will have to reimburse us for all monies we have paid to him under the Industrial Tribunal judgment.

While we expect to prevail in all of these cases, our management believes that adverse results in one or more of these cases could have a material adverse effect on our results of operations in future periods.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) The Corporation's trading symbol changed from ICHR to MYMX in July 2001, pursuant to a corporate name change from ICHOR Corporation to Mymetics Corporation.

          (b) Market Information. The Corporation's common stock was quoted on the OTC Bulletin Board under the trading symbol "MYMX" until December 30, 2005 when it was moved to the "Pink Sheet" market (trading symbol "MYMX.PK") due to our inability to file in a timely manner our report on Form 10-Q for the period ended September 30, 2005 with the Securities and Exchange Commission.

          (c) The following table sets forth the quarterly high and low sale price per share of the Corporation's common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED    HIGH      LOW
--------------------   ------   ------
2004
March 31............   $0.125   $0.125
June 30.............    0.118     0.10
September 30........     0.08     0.08
December 31.........     0.30     0.27

2005
March 31............   $ 0.18    $0.31
June 30.............    0.045     0.25
September 30........    0.045     0.08
December 31.........    0.035     0.14 (*)

(*)  at December 30, 2005, last day of OTC trading

          (b) Stockholders. At March 31, 2006, the Corporation had approximately 605 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

          (c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

          (d) Securities Authorized for Issuance Under Equity Compensation
Plans.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.

                                                                                                Number of Securities remaining
                                      Number of Securities to be   Weighted Average Exercise     available for issuance under
                                        issued upon exercise of       Price of Outstanding        equity compensation plans
                                         Options, Warrants and       Options, Warrants and     (excluding securities reflected
                                                Rights                       Rights                     in column (a))
Plan Category                                     (a)                         (b)                            (c)
-------------                         --------------------------   -------------------------   -------------------------------
Equity Compensation Plans
   Approved by Security Holders (1)            455,000 (2)                 U.S. $0.97                     4,557,500
Equity Compensation Plans not
   Approved by Security Holders              1,500,000 (3)                 U.S. $0.10                           N/A
                                             ---------                     ----------                     ---------
   Total                                     2,186,416                     U.S. $0.39                     4,557,500
                                             =========                     ==========                     =========

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

(2) Includes (i) 442,500 shares of common stock underlying options granted under our 2001 Stock Option Plan and (ii) 12,500 shares of common stock underlying options granted under our 1994 Amended and Restated Stock Option Plan.

(3) We do not have any formal equity compensation plan that has not been authorized by our stockholders. These grants are made on an individual basis and are approved by our board of directors. Accordingly, there are no shares of common stock reserved for issuance under these arrangements.

ISSUANCES OF UNREGISTERED SECURITIES

          Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2005 and ending on March 31, 2006. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering.

- On March 7, 2005, we issued MFC Merchant Bank SA 500,000 shares as fee for the restructuring of its E3.4 million loan.

- On March 15, 2005, we issued Professor Stanley A. Plotkin 200,000 shares as initial fee for joining our Board of Directors.

- On March 15, 2005, we issued Northern Light International 1,500,000 shares as fee for consulting services.

- On April 21, 2005, we issued our French animal farm 60,000 shares as settlement of invoices totaling E11,680, or approximately $.23 per share.

- On May 5, 2005, we issued one investor 52,000 common shares of Mymetics Corporation for E5,000, or approximately $.125 per share.

- On June 16, 2005, we issued two investors 50,000 common shares of Mymetics Corporation for $4,000 each, or approximately $.08 per share.

- On June 20, 2005, we issued one investor 343,500 common shares of Mymetics Corporation for E5,000, or approximately $.063 per share.

- On June 22, 2005, we issued the same investor 83,300 common shares of Mymetics Corporation for $4,998, or $.06 per share.

- On June 24, 2005, we issued another investor 100,000 common shares of Mymetics Corporation for $6,000, or $.06 per share.

- On July 7, 2005, we issued another investor 144,516 common shares of Mymetics Corporation for E7,000, or approximately $.06 per share.

- On July 8, 2005, we issued the same investor 144,516 common shares of Mymetics Corporation for E7,000, or approximately $.06 per share.

- On July 11, 2005, we issued the same investor 144,516 common shares of Mymetics Corporation for E7,000, or approximately $.06 per share.

- On August 2, 2005, we issued the same investor 206,452 common shares of Mymetics Corporation for E10,000, or approximately $.06 per share.

- On August 16, 2005, we issued another investor 50,000 common shares of Mymetics Corporation for $2,500, or $.05 per share.

- On September 27, 2005, we issued six individuals a total of 2,041,200 shares as fee for various services in lieu of cash at $.03 per share.

- On October 19, 2005, we issued a previous investor 87,459 common shares of Mymetics Corporation for E3,000, or approximately $.03 per share.

- On October 20, 2005, we issued the same investor 174,918 common shares of Mymetics Corporation for E6,000, or approximately $.03 per share.

- On October 20, 2005, we issued our CEO's free-lance secretary 185,000 shares as settlement of invoices totaling CHF 12,000, or approximately $.05 per share.

- On October 21, 2005, we issued a previous investor 116,612 common shares of Mymetics Corporation for E4,000, or approximately $.03 per share.

- On October 28, 2005, we issued the same investor 116,612 common shares of Mymetics Corporation for E4,000, or approximately $.03 per share.

- On November 24, 2005, we issued the same investor 390,667 common shares of Mymetics Corporation for E6,000, or approximately $.03 per share.

- On December 12, 2005, we issued the same investor 781,337 common shares of Mymetics Corporation for E12,000, or approximately $.03 per share.

- On December 20, 2005, we issued another investor 6,000,000 common shares of Mymetics Corporation for $300,000, or $.05 per share.

- On January 12, 2006, we issued MFC Merchant Bank SA 2,500,000 shares as fee for the restructuring of its E3.7 million loan.

- On January 30, 2006, we issued one bank and one individual 50,000 shares each as fee for introduction services at $.035 per share.

- On January 30, 2006, we issued a previous investor 4,000,000 common shares of Mymetics Corporation for $200,000, or $.04 per share.

- On March 3, 2006, we issued another previous investor 3,000,000 common shares of Mymetics Corporation for E100,000, or $.04 per share.

- On March 7, 2006, we issued another previous investor 2,750,000 common shares of Mymetics Corporation for $110,000, or $.04 per share.

All such issues of shares and warrants were made under an informal Equity Compensation Plan not approved by Security holders. These grants were made on an individual basis and were approved by our Board of directors.

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2006, 2005, 2002, 2001 and 2000, respectively.

                           FOR THE   FOR THE   FOR THE   FOR THE   FOR THE
                             YEAR      YEAR     YEAR      YEAR      YEAR
                             ENDED     ENDED    ENDED     ENDED     ENDED
                           DEC 31,   DEC 31,   DEC 31,   DEC 31,   DEC 31,
                            2005,      2004      2003      2002      2001
                           -------   -------   -------   -------   -------
                            (EUROS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Operating revenues               0         0         0        8         26
Research & Development
   Expenses                    489       612     1,263     1,878       482
General & Administrative
   Expenses                  1,138     1,264     1,090     1,293     1,034
Loss from continuing
   Operations                1,939     2,202     2,786    (3,622)   (1,848)
COMMON SHARE DATA(1)
Loss from continuing
   operations per
   common share              (0.03)    (0.04)    (0.05)    (0.07)    (0.04)
Weighted average common
   shares outstanding
   (in thousands)           71,972    62,145    51,285    50,046    42,460
BALANCE SHEET DATA
Working capital             (6,051)   (2,035)   (4,294)   (2,306)      504
Total assets                   166       192       367       477     1,692
Long-term obligations          281     3,110       242       242       242
Total stockholders'
   equity                   (6,280)   (5,065)   (4,400)   (2,349)      693

(1)  Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the years ended December 31, 2005, 2004 and 2002 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

We did not achieve any revenue for the years ended December 31, 2005 or December 31, 2004. Our lack of revenue is directly attributable to our focus on research and development. The Company predicts that this focus will continue for the foreseeable future, but we are unable to predict future economic conditions at the time that our products are ready to be commercialized by our future partners(s), as described elsewhere in this document. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to the Company's intellectual property.

Costs and expenses decreased to E1,939,000 for the year ended December 31, 2005 from E2,202,000 for the year ended December 31, 2004, a decline of 11.9%. Costs and expenses decreased to E2,202,000 for the year ended December 31, 2004 from E2,786,000 for the year ended December 31, 2003, a decline of 20.9%.

Research and development expenses decreased to E489,000 in the current period from E612,000 in the comparative period of 2004, a decline of 20.1%. Research and development expenses decreased to E612,000 in the period ended December 31, 2004 from E1,263,000 in the comparative period of 2003, a decline of 51.5%.

The successive decreases of R&D expenses during the years 2004 and 2005 were mostly due to our decision taken in 2003 to adapt our R&D efforts to our present financial capabilities by i) focusing our efforts on the development of a preventive human vaccine against HIV-AIDS, an area in which we believe to have a competitive advantage and which addresses a world crisis of catastrophic proportion, ii) temporarily suspending our development efforts of therapeutic human antiviral peptides which, despite showing very encouraging results, would be facing strong existing competition, iii) suspending the development of a feline preventive vaccine which, despite being an excellent model for our mimicry based technology would have only limited commercial potential and iv) abandoning all development of our feline therapeutic peptides due to our perception of a weak or non existent commercial potential.

In addition, it is worth noting that 2004 was a year of development of our key recombinant gp41 vaccine protein, which induced sizeable expenses, while 2005 was a consolidation year during which our latest vaccine prototype was tested on rabbits, which implies limited costs but requires more time to complete, such time depending on biological factors and not on the amount of money invested.

General and administrative expenses decreased to E1,138,000 in the year ended December 31, 2005 from E1,264,000 in the comparable period of 2004, or 10.0%. This was mostly due to our continuing efforts at limiting G&A expenses wherever and whenever possible. While this may sound like a wise move, its effect has been to severely hamper our ability to operate under normal business conditions. It has also increased the level of risks under which we operate, as none of our critical employee or officer has a backup ready to step in should a critical need arise. We expect to return to normal operating conditions, and in particular to backup our critical employees and officers, as soon as our financial conditions will allow us to do so. This decrease in G&A expenses was achieved despite an increase in our officers' credited (but mostly unpaid) annual salary, from E96,000 in 2004 to E144,000 in 2005, a decision taken to i) compensate our CEO and CFO for the high level of personal risks taken by accepting to operate without D&O insurance coverage and ii) to bring their salaries closer to prevailing market conditions.

General and administrative expenses increased to E1,264,000 in the year ended December 31, 2004 from E1,090,000 in the comparable period of 2003, a net increase of 16.0% resulting from i) a decrease in salaries and fees paid to former well paid officers having left the Company in 2003, partially replaced in August 2003 by shareholder officers drawing moderate salaries and incurring limited travel expenses, in particular a marked reduction of transatlantic flights and ii) a general decrease of E62,000 in operating expenses such as rent, lawyers fees, etc. and iii) E207,000 as cost of shares issued for services, such as the initial grant of 500,000 shares to Professor Girard, our Head of vaccines development (E29,000), or the cost of shares issued in addition to cash, either to "buy time" from critical creditors inherited from the former management or to "buy fidelity" from critical suppliers of services.

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

However, should the Company engage in any form of commercial activity, a Revenue Recognition and Receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2005 and 2004 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

BUSINESS PLAN

During the next 12 months, we intend to continue development and commercialization activities currently underway and to explore new activities. With respect to our gp41 research activities, we intend to continue the activities currently ongoing. In this regard:

- We completed the testing in rabbits for capacity to elicit neutralizing antibodies from our second generation of recombinant, mutated, trimeric gp41 proteins, and we have conducted the production, purification and characterization of the third generation of gp41, involving four laboratories in France. Despite the no or low induction of neutralizing antibodies with the gp41 second generation, these results were extremely important and crucial for a better understanding of our vaccine candidate. These results lead us to a third generation of gp41, still not optimal, for testing certain protein properties and behaviors. Step by step, we conluded that the the best trimeric gp41 protein folding and oriented epitope presentation should be optimal if a vaccine candidate is constituted not by one single gp41 protein harboring all the immunogenic regions (epitopes), but rather by two gp41 proteins presenting various protein subregions, each targeting a different anatomical compartment (blood or mucosal protection). We have hypothesized that this approach would offer the main advantage of presenting key epitopes to the immune system, using different antigens, to avoid the problem of epitope immunodominance. For testing our hypothesis, we have initiated in Spring 2005 rabbit immunizations with a gp41 peptide, one of the two potential gp41 subunits that will constitute our final vaccine candidate. Our results obtained at the end of 2005 were extremely encouraging. Most of our rabbits have produced specific antibodies and vaginal protection is likely possible because vaginal seretions were containing antibodies capable of bloking up to 90% of the virus translocation (transcytosis) of primary HIV strains from clades B and C. To evaluate if there is a real level of protection at the mucosa level (preventing HIV to cross the vaginal epithelium), only macaque study will allow to answer this question.

- We plan to continue to engage in the designing of a fourth generation of gp41 protein and testing its ability to elicit neutralizing antibodies. We intend also to initiate at the beginning of 2006 immunizations in non-human primates with gp41 peptides and later in 2006 with recombinant gp41 proteins for eliciting protective antibodies in blood and at the mucosa level. Depending on the pre-clinical trial results on macaques, a phase I clinical trial for human tolerance and immunogenicity could take place in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had E70m000 cash at December 31, 2005, compared to no/immaterial cash at December 31, 2004 and E125,000 at December 31, 2003.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E425,000 in current year, E241,000 in the comparative period last year and E1,138,000 in 2003. The non-revolving term facility is in the principal amount of up to E3.8 million and matures on December 31, 2006, with partial repayments of E900,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into "rule 144" restricted common shares of Mymetics Corporation at $0.30 per share. At December 31, 2005, Mymetics had borrowed an aggregate of E3,754,000 pursuant to this non-revolving term facility.

As of December 31, 2005, we had an accumulated deficit of approximately E14 million and we incurred losses of E1,939,000 in the twelve-month period ending December 31, 2005. These losses are principally associated with the research and development of our HIV vaccine technologies, research into potential animal AIDS treatments, and other related research activity. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies. These losses also include E0 of stock based compensation and approximately E34,000 directors' fees. For further information regarding stock-based compensation and other amounts paid to officers, directors, affiliates and their immediate family members, see the section of this report entitled "Executive Compensation."

Accounts payable of E2,095,000 at December 31, 2005, include E535,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses and E1,560,000 representing various monthly bills for operating expenses paid to unrelated third parties, including utility bills, equipment servicing, laboratory expenses, plant and office expenses, and professional fees. Payable to Shareholders of E242,000 at December 31, 2005, represents various amounts advanced by our founder, Dr. P.-F. Serres, to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in november 1998 between Dr. Serres and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to Dr. Serres. Consequently, they are classified as long term debts. As a result of having put our French subsidiary in receivership (see Item 3. Legal Proceedings), Dr. Serres has made it impossible for Mymetics SA to ever returning to "better times". Consequently, this amount will never have to be repaid and we shall have to reverse this amount due as soon as the French courts close the Mymetics SA file.

Net cash used by operating activities was E561,000 for the year ended December 31, 2005, compared to E1,241,000 for the year ended December 31, 2004 and E1,773,000 for the year ended December 31, 2003. The major factor were successive increases in accounts payable, which provided cash of E604,000, E259,000 and E780,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Investing activities provided immaterial cash for the years ended December 31, 2005 and 2004, and 2003.

Financing activities provided cash of E781,000 for the year ended December 31, 2005 compared to E928,000 in the same period last year and E1,263,000 in 2003.

Proceeds from issuance of common stock provided cash of E356,000 for the year ended December 31, 2005 compared to E687,000 in the same period in 2004 and E125,000 during the year 2003.

          Our budgeted monthly cash outflow, or cash burn rate, for 2006 is approximately 320,000 per month for fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing:

                                                   Monthly   12 Months
                                                  --------   ---------
2006 budget
Management salaries, social costs and fees        E 60,000     720,000
Travelling expenses                                 20,000     240,000
Property leases and operating expenses               2,000      24,000
Administration (accounting and 1 secretary)         13,000     156,000
Professional fees                                   20,000     240,000
Interest expenses                                   14,000     168,000
                                                  --------   ---------
   Total General and Administrative expenses      E129,000   1,548,000
                                                  --------   ---------
Internal R&D (salaries and Laboratory reagents)     18,000     216,000
Pre-clinical trials (not financed by the US NIH
   or other donors)                                105,000   1,260,000
External collaborators                              68,000     816,000
                                                  --------   ---------
   Total Research and Development expenses         191,000   2,292,000
                                                  --------   ---------
      Total                                       E320,000   3,840,000
                                                  ========   =========

We expect that the monthly cash outflow may increase significantly in 2006 over 2005 as the Company increases its research and development activities, and prepares for additional research and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

Salaries and related payroll costs represents fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our two salaried executive officers a combined amount of E24,000 per month. Since January 1, 2004 and until November 30 of that year, payments of $CHF 9,000 (approx. E6,000) per month for Dr. Sylvain Fleury's services as our Chief Scientific Officer have been made pursuant to a three-way consulting agreement with Centre Hospitalier Universitaire Vaudois (CHUV), a Swiss University Hospital located in Lausanne, where Dr. Fleury is employed to allow him to supervise a research project funded by the Swiss FNRS (Swiss National Research Foundation) which he had initiated before joining Mymetics. In April 2005, this agreement was extended to include the services of a qualified virologist under Dr. Fleury's supervision in order to reduce the cost and turn-around time of certain scientific work previously outsourced by the Company to third parties. Payments under this agreement were suspended in December 2004 due to lack of funds. CHUV accepted nevertheless to maintain the agreement in force and to finance the resulting expenses until such time as additional funds could be raised by the Company. The debt owed CHUV peaked at over CHF 200,000 (E129,000) in December 2005, when CHUV threatened to terminate the agreement unless a significant portion of the outstanding amount was repaid, which would have meant the loss of a major Company resource. On December 20, 2005 and March 8, 2006 the Company was able to pay CHUV CHF 50,000 (E32,000) and CHF 100,000 (USD 77,000) respectively, a total amount considered sufficient by CHUV in the light of our latest scientific achievements to suspend all threats of termination.

Since January 15, 2004, payments of E4,000 per month for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended June 30, 2004 to the Securities and Exchange Commission. We have not been able to make the payments due under the agreement on a regular basis and we owed Professor Girard approximately E91,000 at December 31, 2005. We have been able to make a significant payment recently to Professor Girard and expect that the matter of payments owed will soon be settled amicably.

Monthly fixed and recurring expenses for "Property leases" of E1,000 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), which can be cancelled on one month notice. Despite the fact that the lease of our French facility expired in January 2006, we have been able to cancel it at no additional cost as of April 30, 2005 as no more company work is performed in France since that date. We do not lease any research facilities since Dr. Fleury's facilities are provided free of charge by CHUV as part of his FNRS project. We will eventually have to lease our own minimal laboratory facilities to conduct quality checks and to verify scientific results now that Dr. Fleury's FNRS project has ended. We are planning to lease in the next few months facilities on the campus of the Swiss Federal Institute of Technology
(EPFL) in Lausanne (Switzerland), located 15 miles from our Nyon office.

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

As of March 31, 2006, we had two full-time salaried executives, exclusive of our contracts for the consulting services of our Chief Scientific Officer, his assistant and our Head of Vaccines Development. Certain secretarial work for our CEO is outsourced to self-employed secretaries who accept being partially paid in common stock of Mymetics at the current market price.

We anticipate hiring an assistant to our CFO as well as a part-time laboratory technician in the first half of 2006, and may need to hire additional personnel in order to meet the needs and demands of any future workload.

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

RECENT FINANCING ACTIVITIES

In May 2005, our share price decreased suddenly from USD 0.30 to USD 0.05, making it extremely difficult to attract new investors under Regulation S. In June 2005, the animal farm hosting our rabbit tests threatened to destroy the animals unless their invoices were paid on a continuous basis. This could only be done if we allocated all our remaining financial resources to our ongoing scientific work while stopping all payment to corporate service providers such as auditors, lawyers, tenant, etc. Considering that losing our test animals at this time would have meant in practice the end of Mymetics, our Management decided to "go for broke" by allocating all our remaining cash to the ongoing animal test, accepting the consequences of this strategic decision, notably that we could not keep current on our filings with the Securities and Exchange Commission and that we would probably be "Pink Sheeted" as a result. We did indeed miss the deadline for filing our Form 10-Q at September 30, 2005 and were subsequently demoted from the Bulletin Board to the Pink Sheet market on December 30, 2005. We expect to return to the Bulletin Board in the near future.

Our decision to maintain our scientific work at all cost was finally vindicated in late 2005, when our scientific results turned out to be largely beyond our best expectations. New investors could be convinced, critical debts could be repaid, our overdue filing could be filed and above all, our results could be presented to the US National Institutes of Health (NIH), who decided to test our prototype vaccine at their own US facilities, and finally to the world scientific and pharmaceutical business community at the March 2006 Keystone Meeting in Colorado, where they attracted considerable attention.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in 2007. As in the past and to the extent this research work will not be conducted by institutions such as the US National Institutes of Health (NIH), the International AIDS Vaccine Initiative (IAVI) or the Center for HIV/AIDS Vaccine Immunology (CHAVI), we will subcontract such work to "best of class" research teams.

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from the exercise of warrants and options and other sources such as private placements under Regulation D and Regulation S under the Securities Act of 1933. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of future clinical trials.

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

Sources of additional capital include funding through future collaborative arrangements, licensing arrangements, and debt and equity financings. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities, or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and we could be required to cease operations entirely. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

OFF-BALANCE SHEET ARRANGMENTS

The Corporation does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                           PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                           -------------------------------------------
                                                       LESS                      MORE
                                                       THAN    1 - 3   3 - 5     THAN
CONTRACTUAL OBLIGATION                     TOTAL      1 YEAR   YEARS   YEARS   5 YEARS
----------------------                     -----      ------   -----   -----   -------
Long-term debt                             E  0        E  0     E 0     E  0      E0
Capital Lease Obligations                  E  0        E  0     E 0     E  0      E0
Operating Lease Obligations                E  0        E  0     E 0     E  0      E0
Purchase Obligations                       E175(1,2)   E115     E30     E 30      E0
Other Long-Term Liabilities Reflected on
   Mymetics Balance Sheet under GAAP       E242(3)     E  0     E 0     E242      E0
                                           ----        ----     ---     ----     ---
TOTAL                                      E417        E115     E30     E272      E0
                                           ====        ====     ===     ====     ===

(1) Represents various amounts due to suppliers and partners in respect of the neutralizing antibodies tests currently under way.

(2) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has been re-elected in 2003. Based on current budget and cost estimates, we posted E15,000 per year for the audits 2005 until 2009.

(3) Due to P.-F. Serres, one of our former directors, repayable only after certain conditions related to our French subsidiary's financial situation have been met. We do not expect having to repay this amount at any time in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2005 and 2004 and expected cash flows from these debt obligations.

                            EXPECTED FUTURE CASH FLOW

                                            YEAR ENDING DECEMBER 31, 2005
                                                    (IN THOUSANDS)
                         -------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE    2006    2007   2008   2009   2010   THEREAFTER
                         --------   ------   ------   ----   ----   ----   ----   ----------
Debt obligations......    E3,754    E3,754   E3,754    E--    E--    E--    E--       E--

                                            YEAR ENDING DECEMBER 31, 2004
                                                    (IN THOUSANDS)
                         -------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE    2005    2006   2007   2008   2009   THEREAFTER
                         --------   ------   ------   ----   ----   ----   ----   ----------
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2005, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting. During the fiscal year ended December 31, 2005, there were no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The number of directors of the Company is established at six.

Our six person board is divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at our 2007 annual meeting of stockholders, the term of the Class II directors will expire at our 2008 annual meeting of stockholders, and the term of the Class III directors will expire at our 2006 annual meeting of stockholders. A plurality of the votes of the shares of our common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors.

There currently are three vacancies on the Board caused by the resignation of Dr. Pierre-Francois Serres, who was a Class III director whose term would have expired at our 2006 annual meeting of stockholders, Dr. Robert Zimmer, who was a Class II director whose term would have expired at our 2008 annual meeting of stockholders and Professor Stanley A. Plotkin, who was a Class I director, whose term would have expired at our 2007 annual meeting of stockholders.

On January 11, 2006, Dr. Sylvain Fleury, Ph. D., our current Chief Scientific Officer, was elected to fill the vacancy caused by the resignation of Dr. Serres. The positions left vacant by the resignation of Dr. Robert Zimmer and Professor Plotkin will be reserved for potential investors and/or candidates related to the securing of a strategic partner.

The following table sets forth information regarding each of our current directors and executive officers.

                                                                          EXPIRATION OF TERM
NAME                          CURRENT POSITION WITH THE COMPANY     AGE      AS A DIRECTOR
----                       --------------------------------------   ---   ------------------
Christian Rochet           Chief Executive Officer, President        57   2008 (Class II)
                           And Director (appointed July 31, 2003)

Ernst Luebke               Chief Financial Officer, Treasurer,       60   2007 (Class I)
                           Secretary and Director (appointed
                           July 31, 2003)

Sylvain Fleury, Ph. D.     Chief Scientific Officer (appointed       43   2006 (Class III)
                           November 3, 2003) and Director
                           (appointed January 11, 2006)

Marc Girard, DVM, D. Sc.   Head of Vaccine Development               69   n/a
                           (appointed January 15, 2004)

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

ERNST LUEBKE

Mr. Luebke was appointed as our Chief Financial Officer and as a Director on July 31, 2003. Prior to joining Mymetics, Mr. Luebke spent over 21 years as an independent international business consultant and was the founder of several companies active in the medical and biotech sectors. Together with Mr. Rochet, he became a major shareholder of Hippocampe S.A. (now our subsidiary Mymetics S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Luebke, one of the nine dissatisfied shareholders of Mymetics referred to above, was elected as Director and appointed as Chief Financial Officer and Treasurer of the Company. Mr. Luebke was further appointed Secretary of the Company on August 29, 2003.

SYLVAIN FLEURY, Ph.D.

Dr. Fleury was appointed as our Chief Scientific Officer in November 2003 and as a Director on January 11, 2006. In addition to serving as our Chief Scientific Officer, Dr. Fleury has maintained his academic research activity on lentiviral gene therapy in heart transplantation at the Department of Experimental Surgery from the Centre Hospitalier Universitaire Vaudois (CHUV) in Lausanne, Switzerland. Dr. Fleury moved to the CHUV in January 1997 where he initially worked as Assistant to Professor Giuseppe Pantaleo until June 2000, a leading expert in AIDS. During that time, he studied the immune regeneration of HIV infected subjects under highly active anti-retroviral therapy. He then moved to the Division of Cardiology (CHUV) as Project leader for developing new research activities in gene therapy applied to heart transplantation, in collaboration with Novartis, and genetic studies involving chemokines and chemokine receptors in heart rejection. In January 2004, Dr. Fleury was transferred to the Department of Experimental Surgery directed by Professor Yann Barrandon, a world leader on stem cells. The agreement between the CHUV and Mymetics has allowed Dr. Fleury to maintain an office and access to all the research facilities from the hospital, in addition to conducting research for Mymetics in other laboratories. Dr. Fleury obtained his B.Sc. in Microbiology in 1985 from the University of Montreal (Canada), his M.Sc. in Virology in 1988 from the Institut Armand-Frappier (Laval, Canada) and his Ph.D. in 1992 from the Clinical Research Institute of Montreal in Canada with Rafick Sekaly. During his Ph.D., Dr. Fleury worked on the CD4 molecule, which is the primary HIV cellular receptor. From 1993-1996, Dr. Fleury completed his postgraduate studies in Bethesda (USA) at the NIAID, National Institutes of Health (NIH), with Dr. Ronald N. Germain, a world renowned Immunologist. Dr. Fleury is the recipient of several awards and prizes and has published articles in his field of study in scientific journals with a high impact such as Science, Cell, Nature, Nature Medicine, Circulation.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has appointed two of our directors as members of our Audit Committee, i.e. Mr. Christian Rochet and Mr. Ernst Luebke and determined that Mr. Ernst Luebke, who further serves as Mymetics' CFO, qualifies as our "audit committee financial expert".

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2005, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr. Serres, Dr Fleury, Professor Girard, Ms. Reindle and a Swiss bank acting on behalf of several of its clients.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

                                                                    Long Term Compensation
                                                                 ---------------------------
                                                                    Awards         Payouts
                                      Annual Compensation         Securities         All
                               -------------------------------    Underlying        Other
Name and Principal Position    Year      Salary          Bonus   Options/SARs   Compensation
---------------------------    ----   ------------       -----   ------------   ------------
Peter P. McCann, Ph.D. (1)     2005             --         --           --           --
                               2004             --         --           --           --
                               2003      $  16,164         --       75,000           --

Pierre-Francois Serres (2)     2005             --         --           --           --
                               2004             --         --           --           --
                               2003             --         --           --           --

Michael K. Allio (3)           2005             --         --           --           --
                               2004             --         --           --           --
                               2003             --  (4)    --           --       $8,500 (5)

Christian J.-F. Rochet (6)     2005   Euro 144,000  (8)    --           --           --
                               2004   Euro  96,000  (8)    --           --           --
                               2003   Euro  40,000  (8)    --           --           --

Ernst Luebke (7)               2005   Euro 144,000  (8)    --           --           --
                               2004   Euro  96,000  (8)    --           --           --
                               2003   Euro  40,000  (8)    --           --           --

Robert Zimmer, M.D. (9)        2005             -- (10)    --           --           --
                               2004             -- (10)    --           --           --
                               2003             -- (10)    --           --           --

Sylvain Fleury, Ph. D. (11)    2005   Euro 144,000 (12)    --           --           --
                               2004   Euro  96,000 (12)    --           --           --
                               2003             -- (11)    --           --           --

Marc Girard, DVM, D.Sc. (13)   2005   Euro  48,000  (8)    --           --           --
                               2004   Euro  46,000  (8)    --           --           --
                               2003             --  (8)    --           --           --

----------
(1) Dr. McCann was our President and Chief Executive Officer from February 7, 2002 to January 31, 2003.

(2) Dr. Serres was our President and Chief Executive Officer from March 28, 2001 until February 7, 2002. He was our Chief Scientific Officer from March 28, 2001 until terminated by the former Board of directors on May 5, 2003. Dr. Serres was reinstated as Chief Scientific Officer by the new Board of directors in August 2003 retroactively from May 5, 2003 until November 3, 2003, when he was promoted as Head of Exploratory Research, a position he resigned on December 26, 2005, following his earlier resignation as a director on June 13, 2005. Considering Dr. Serres' behavior after his reinstatement (see Part I, Item 3 LEGAL PROCEEDINGS) and the facts that he had (i) not contributed any useful work to the Company, (ii) not negotiated in good faith an employment agreement with the Company and (iii) reneged on his pledge not to claim compensation for having been terminated by the previous Board of directors in May 2003, the directors have decided to reverse all unpaid amounts previously credited to Dr. Serres (see note (8) hereafter). In accordance with prudent accounting principles, we have instead provided a full allowance to cover the risk of not prevailing in our appeal against the judgment awarded to Dr. Serres by the Industrial Tribunal.

(3) Mr. Allio was our Interim Chief Executive Officer from January 1, 2003 until July 30, 2003.

(4) Mr. Allio received $ 217,500 in 2003 under a consulting agreement which, in our opinion and on account of the context and the services Mr. Allio was to provide Mymetics under his consulting agreement, made him a de facto executive of the Company.

(5) Mr. Allio received $ 8,500 in 2003 for his participation on the Board of Directors of Mymetics Corporation.

(6) Mr. Rochet has been our President and Chief Executive Officer since July 31, 2003.

(7) Mr. Luebke has been our Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(8) The temporary policy set by the Board of directors in August 2003 stated that the actual payment of any compensation due to directors and officers of Mymetics be deferred, either totally or partially, until the Company's financial position would allow such payments to be made without jeopardizing the Company's prospects. As a result, the Company owed Mr. Rochet, Mr. Luebke, Dr. Fleury and Professor Girard at year end respectively Euro 143,662, Euro 217,606, Euro 83,078 and Euro 90,739 as salary and reimbursement of actual travel and other expenses disbursed by them on account of Mymetics.

(9) Dr. Zimmer has been our VP, Business Development from July 31, 2003 until September 1, 2003.

(10) Dr. Zimmer has given up any direct compensation for his short tenure as VP, Business Development. As outside director from September 1, 2003 until June 7, 2005, Dr Zimmer received no compensation other than the 400,000 common shares of Mymetics the Board has decided to issue him in 2003, as disclosed in our Form 10-K for that year.

(11) Dr. Fleury has been appointed as our Chief Scientific Officer on November 3, 2003. Dr. Fleury has given up any direct compensation for the interim period between his formal appointment as our Chief Scientific Officer on November 3, 2003 and January 1, 2004, the reference date of the part time Consulting Agreement signed by Dr. Fleury, Mymetics and the Centre Hospitalier Universitaire Vaudois (CHUV), with which Dr. Fleury shares his time. The Board has decided to issue Dr. Fleury 500,000 common shares of Mymetics in appreciation of his past services and as partial compensation for the sacrifices Dr. Fleury has accepted in terms of compensation and career when he accepted to join the Company.

(12) In acknowledgement of the exceptional quality of the work done and the unique results obtained by Dr. Fleury, the Board has decided that Dr. Fleury's compensation should be on a par with the compensation of full time officers of the Company despite the fact that under the three-way agreement referred to under (11) above, Dr. Fleury devotes only 30% of his legal work time to Mymetics (and 70% to CHUV), as ideas and insights are indeed independent of the amount of time spent on solving a problem. Accordingly, Dr. Fleury's current account with the Company is credited with the gross amounts indicated here and debited with all amounts paid to CHUV under said Agreement. As all Company officers, Dr. Fleury has accepted that the payment of the balance owed to him be deferred until the Company's financial position will allow it (see (8) above).

(13) Professor Girard has been appointed on January 9, 2004 by our Board of Directors as Head of Vaccine Development, effective January 15, 2004, under a part time consulting agreement formally signed on June 9, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

None.

COMPENSATION OF DIRECTORS

Employee directors are not compensated for their role as directors.

Pursuant to our 2001 Stock Option Plan, all directors are entitled to receive stock options pursuant to the terms and provisions of such plan. Until July 30, 2003, the Company practice had been to grant each director (i) 10,000 stock options upon initial election as a director and (ii) 1,250 additional stock options for each subsequent year of service after the initial year. During the fiscal year ended December 31, 2005, no options were granted to our directors under our 2001 Stock Option Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 2005

None of our named former executive officers exercised any stock options during 2004. The following table provides information concerning the number and value of unexercised options held by our named executive officer(s) at December 31, 2005.

                                           Number of Securities           Value of Unexercised
                                          Underlying Unexercised        In-the-Money Options at
                 Shares                Options at December 31, 2005       December 31, 2005(3)
                Acquired      Value    ----------------------------   ---------------------------
Name          on Exercise   Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
----          -----------   --------   ------------   -------------   -----------   -------------
Dr. Pierre-        --          --        10,000(1)          --           --(4)          --(4)
Francois
Serres
                   --          --         1,250(2)          --           --(4)          --(4)

----------
(1)  These options are fully vested and exercisable at $3.15 per share.

(2)  These options are fully vested and exercisable at $3.50 per share.

(3) The value of unexercised in-the-money options held at December 31, 2005 represents the total gain which an option holder would realize if he or she exercised all of the in-the-money options held at December 31, 2005, and is determined by multiplying the number of shares of common stock underlying the options by the difference between an assumed fair market value per share and the per share option exercise price. An option is in-the-money if the exercise price per share of the option is below the assumed fair market value per share.

(4) The fair market value of the stock underlying these options was $0.035 per share on December 31, 2005, based on the closing market price of our common stock on such date. The exercise price of these options exceeds the fair market value on December 31, 2005. Accordingly, these options were not in-the-money on December 31, 2005.

EMPLOYMENT AGREEMENTS

The new directors and officers elected and/or appointed since July 31, 2003 have agreed to work without the benefit of a written agreement, relying only on general terms agreed by the Board of directors in the matter of compensation, which was set at nil for directors, and at E8,000 per month on a full time basis for officers, plus reimbursement of reasonable travel and other expenses. This amount was subsequently increased to E12,000 per month effective January 1, 2005. The actual payment of such amounts shall be deferred until the Company's financial position has been stabilized. The directors and officers have further agreed to work without the benefit of D&O insurance coverage, no insurance company having accepted so far to cover such risks.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All executive officer compensation decisions are made by the Compensation Committee of the Board. The Compensation Committee reviews and recommends the compensation arrangements for officers and other senior level employees, and takes such other action as may be required in connection with the Company's compensation and incentive plans. From January 1, 2003 until July 30, 2003, the members of the Compensation Committee were Mr. Allio, Mr. Demers and Dr. McCann. For part of 2002 and 2003, Dr. McCann served as our chief executive officer. From July 31, 2003, the members of the Compensation Committee were Mr. Rochet, Mr. Luebke, Dr. Serres and Dr. Zimmer, the latter two until their resignation only, i.e. June 7 and June 13, 2005 respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2006, by: (a) each of our named executive officers;
(b) each of our directors; (c) each person known to us to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 95,020,464 shares of our common stock outstanding on March 31, 2006. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

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

               NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF
                 BENEFICIAL OWNER                   TITLE OF CLASS   BENEFICIAL OWNERSHIP   PERCENT OF CLASS
               -------------------                  --------------   --------------------   ----------------
Martine Reindle                                         Common             9,022,653              9.50%
CP 18
CH - 1295 Mies, Switzerland

Anglo Irish Bank (Suisse) SA                            Common            13,450,000             14.15%
7, place des Alpes
CH - 1201 Geneva, Switzerland

Ernst Luebke (1)                                        Common             4,079,418(3)           4.29%
Chief Financial Officer, Secretary and Director

Dr. Sylvain Fleury (1)                                  Common               500,000(2)           0.53%
Chief Scientific Officer

Prof. Marc Girard (1)                                   Common               500,000(2)           0.53%
Head of Vaccine Development and member of the SAB

Christian Rochet (1)                                    Common               377,138(3)           0.40%
Chief Executive Officer, President and Director

All current executive officers and                      Common             5,456,556              5.75%
directors as a group (4 persons)

----------
(1) Address is Mymetics Corporation, European Executive Office, 14, rue de la Colombiere, CH-1260 Nyon (Switzerland).

(2)  Granted for services.

(3)  Acquired prior to being elected as director and appointed as officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 2005, there were no transactions (or series of similar transactions), and there are currently no proposed transactions (or series of similar transactions), to which we were, are or will be a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

CREDIT FACILITY WITH MFC MERCHANT BANK S.A.

MFC Merchant Bank S.A. ("MFC Bank") is a wholly-owned Swiss banking subsidiary of KHD Humbold Wedag Ltd. (formerly MFC Bancorp Ltd.), a Canadian company currently listed on the NASDAQ. MFC Bank has been instrumental in arranging in December 2000: (i) the acquisition of a French biotech company, Hippocampe S.A. (later renamed Mymetics S.A.), and (ii) a credit facility in the amount of Euro
1.3 million. Between 2001 and 2003, the credit facility was amended and restated a number of times, last on July 30, 2003, when a second amendment was executed to: (i) increase the principal amount to E3,15 million, (ii) convert the credit facility from "Term Credit" to "On Demand Credit" and (iii) reaffirm and strengthen the bank's lien on substantially all of the Company's Intellectual Property. The Lender later agreed twice to postpone the repayment date of the loan, first to June 30, 2004, then to December 31, 2005. On that date, the Company, MFC Merchant Bank SA (the Lender) and MFC Bancorp Ltd. (Guarantor) executed a third Amendment to the Loan Agreement which i) increased the amount to Euro 3.7 million, ii) set a new repayment date to December 31, 2005 and iii) provided for partial repayments of Euro 200,000 on March 31, 2005, Euro 300,000 on June 30, 2005 and Euro 400,000 on September 30, 2005. Finally, the Loan Agreement was amended a fourth time on February 16, 2005 to i) set a new repayment date to December 31, 2006, ii) provide for partial repayments of Euro 200,000 on June 30, 2005, Euro 300,000 on December 31, 2005 and Euro 400,000 on
June 30, 2006, and iii) allow the Lender, at its sole discretion, to convert all or part of any repayment made under the Loan Agreement to be converted into Mymetics common shares ("rule 144 restricted") at $0.30 per share. On August 30, 2005, we entered into a Fifth Amendment Agreement to the Loan Agreement, dated for reference August 21, 2005, which provided for an extension of the first repayment of Euro 200,000, initially due on June 30, 2005, to December 31, 2005, all other clauses of the Credit Facility as previously amended remaining identical. On January 11, 2006, we entered into a sixth Amendment Agreement to the Loan Agreement, dated for reference December 21, 2005, which provided for an extension of the first repayment of Euro 200,000, initially due on December 31, 2005, to June 30, 2006, for a total amount due on that date of E900,000, all other clauses of the Credit Facility as previously amended remaining identical.

The third, fourth and fifth Amendments were duly reported on Form 8-K dated February 19and August 30, 2005 respectively to the Securities and Exchange Commission. Copy of the sixth Amendment is included in this report on Form 10-K as Exhibit 10.45.

COMPENSATION AGREEMENTS

We have entered into compensation arrangements with certain of our directors. The terms of these arrangements are described in more detail under "Compensation of Directors"

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information about the fees billed to the registrant for professional services rendered by Peterson Sullivan PLLC during fiscal 2005 and 2004:

                       2005      2004
                     -------   -------
Audit Fees           $43,027   $38,256
Audit-Related Fees         -         -
Tax Fees             $ 1,649     8,829
All Other Fees             -         -
                     -------   -------
Total                $44,676   $47,085
                     =======   =======

Audit Fees. Audit fees consist of fees for the audit of the registrant's annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported as Audit Fees. During fiscal 2005 and 2004, the services provided in this category included due diligence reviews, audits of employee benefit funds, and consulting on accounting standards and transactions.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2005 and 2004, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Prior to February 14, 2006, Our Board of Directors pre-approved all services to be provided by Peterson Sullivan PLLC.

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

          24.1   Powers of Attorney (included on the signature page hereto)

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

          32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

----------
(1) Incorporated by reference to the Corporation's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

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

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2003, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 27, 2003.

     (b)  Reports on Form 8-K

     During our fourth quarter ended December 31, 2005, we did not file any reports on Form 8-K with the Securities and Exchange Commission.

                             PETERSON SULLIVAN PLLC
                           601 UNION STREET SUITE 2300
                                SEATTLE WA 98101
                           (206) 382-7777 FAX 382-7700
                          CERTIFIED PUBLIC ACCOUNTANTS

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2005, 2004, and 2003, and for the period from May 2, 1990 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004, and 2003, and for the period from May 2, 1990 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenues, which has resulted in significant losses being incurred. Further, the Company's current liabilities exceed its current assets by E6,051 as of December 31, 2005, and there is no assurance that cash will become available to pay current liabilities in the near term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Peterson Sullivan PLLC
-------------------------------------
Peterson Sullivan PLLC
Seattle, Washington

April 1, 2006

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                             (In Thousands of Euros)

                                                                              2005       2004
                                                                            --------   --------
                                  ASSETS
Current Assets
   Cash                                                                     E     70   E     --
   Receivables                                                                    42        110
   Prepaid expenses                                                                2          2
                                                                            --------   --------
      Total current assets                                                       114        112
Patents                                                                           52         80
                                                                            --------   --------
                                                                            E    166   E    192
                                                                            ========   ========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                                         E  2,095   E  1,491
   Taxes and social costs payable                                                 15         40
   Current portion of note payable                                             3,754        500
   Other                                                                         301        116
                                                                            --------   --------
      Total current liabilities                                                6,165      2,147
Payable to Shareholders                                                          242        242
Note Payable, less current portion                                                39      2,868
                                                                            --------   --------
      Total liabilities                                                        6,446      5,257
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value;
         495,000,000 shares authorized; issued and outstanding 82,670,464
         at December 31, 2005 and 68,447,864 at December 31, 2004                778        720
      Common stock issuable                                                       59
      Preferred stock, U.S. $.01 par value;
         5,000,000 shares authorized; none issued or outstanding                  --         --
      Additional paid-in capital                                               6,227      5,522
      Deficit accumulated during the development stage                       (14,087)   (12,148)
      Accumulated other comprehensive income                                     743        841
                                                                            --------   --------
                                                                              (6,280)    (5,065)
                                                                            --------   --------
                                                                            E    166   E    192
                                                                            ========   ========

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              For the Years Ended December 31, 2005, 2004 and 2003,
        and the Period from May 2, 1990 (Inception) to December 31, 2005
                 (In Thousands of Euros, Except Per Share Data)

                                                                   Accumulated
                                                                      During
                                                                   Development
                                                                      Stage
                                                                 (May 2, 1990 to
                                                                   December 31,
                                     2005      2004      2003         2005)
                                   -------   -------   -------   ---------------
Revenues
   Sales                           E    --   E    --   E    --      E    224
   Interest                             --        --        --            34
                                   -------   -------   -------      --------
                                        --        --        --           258
Expenses
   Research and development            489       612     1,263         5,086
   General and administrative        1,138     1,264     1,090         6,400
   Bank fee                             --        66        --           935
   Interest                            222       201       176           964
   Goodwill impairment                  --        --        --           209
   Amortization                         80        59        64           461
   Directors' fees                      --        --       193           274
   Other                                10        --        --            10
                                   -------   -------   -------      --------
                                     1,939     2,202     2,786        14,339
                                   -------   -------   -------      --------
Loss before income tax provision    (1,939)   (2,202)   (2,786)      (14,081)
Income tax provision                    --        --        --             6
                                   -------   -------   -------      --------
   Net loss                         (1,939)   (2,202)   (2,786)      (14,087)

Other comprehensive income
   Foreign currency translation
      adjustment                       (98)      191       453           743
                                   -------   -------   -------      --------
Comprehensive loss                 E(2,037)  E(2,011)  E(2,333)     E(13,344)
                                   =======   =======   =======      ========
Basic and diluted loss per share   E (0.03)  E (0.04)  E (0.05)
                                   =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the Period from May 2, 1990 (Inception) to December 31, 2005
                             (In Thousands of Euros)

                                                                                                           Accumulated
                                                                                                              Other
                                                                                             Deficit      Comprehensive
                                                                                           Accumulated  Income - Foreign
                                                                               Additional   During the      Currency
                                                Date of      Number of   Par     Paid-in   Development     Translation
                                              Transaction     Shares    Value    Capital      Stage        Adjustment      Total
                                            --------------  ----------  -----  ----------  -----------  ----------------  -------
Balance at May 2, 1990
   Shares issued for cash                      June 1990    33,311,361   E119    E   --     E     --          E --        E   119
   Net losses to December 31, 1999                                  --     --        --         (376)           --           (376)
Balance at December 31, 1999                                33,311,361    119        --         (376)           --           (257)
                                                            ----------   ----    ------     --------          ----        -------
   Bank fee                                                         --     --       806           --            --            806
   Net loss for the year                                            --     --        --       (1,314)           --         (1,314)
                                                            ----------   ----    ------     --------          ----        -------
Balance at December 31, 2000                                33,311,361    119       806       (1,690)           --           (765)
   Effect on capital structure resulting
      from a business combination              March 2001    8,165,830    354      (354)          --            --             --
   Issuance of stock purchase warrants in
      connection with credit facility
      (restated)                               March 2001           --     --        210          --            --            210
   Issuance of shares for bank fee             March 2001    1,800,000     21       (21)          --            --             --
   Issuance of shares for bank fee             June 2001       225,144      3        (3)          --            --             --
   Issuance of shares for cash                 June 2001     1,333,333     15     2,109           --            --          2,124
   Exercise of stock purchase warrants in
   repayment of debt                           June 2001     1,176,294     13       259           --            --            272
   Exercise of stock purchase warrants for
      cash                                   December 2001   3,250,000     37       563           --            --            600
   Net loss for the year (restated)                                 --     --        --       (1,848)           --         (1,848)
   Translation adjustment                                           --     --        --           --           100            100
                                                            ----------   ----    ------     --------          ----        -------
Balance at December 31, 2001                                49,261,962    562     3,569       (3,538)          100            693
   Exercise of stock options                  March 2002        10,000     --         8           --            --              8
   Issuance of stock purchase warrants for
   bank fee                                    June 2002            --     --        63           --            --             63
   Exercise of stock purchase warrants in
      repayment of debt                        July 2002     1,625,567     16       396           --            --            412
   Issuance of remaining shares from 2001
      business combination                    August 2002       46,976      1        (1)          --            --             --
   Net loss for the year                                            --     --        --       (3,622)           --         (3,622)
   Translation adjustment                                           --     --        --           --            97             97
                                                            ----------   ----    ------     --------          ----        -------
Balance at December 31, 2002                                50,944,505    579     4,035       (7,160)          197         (2,349)
                                                            ==========   ====    ======     ========          ====        =======
   Issuance of shares for services          September 2003     400,000      4        29           --            --             33
   Shares retired                            October 2003          (51)     -         -           --            --             --
   Issuance of shares for services           November 2003   1,500,000     12       100           --            --            112
   Issuance of shares for cash               December 2003   1,500,000     12       113           --            --            125
   Issuance of stock purchase warrants for
      financing fee                          December 2003          --     --        12           --            --             12
   Net loss for the year                                            --     --        --       (2,786)           --         (2,786)
   Translation adjustment                                           --     --        --           --           453            453
                                                            ----------   ----    ------     --------          ----        -------
Balance at December 31, 2003                                54,344,454    607     4,289       (9,946)          650         (4,400)
                                                            ==========   ====    ======     ========          ====        =======
   Issuance of shares for services           January 2004      550,000      5        27           --            --             32
   Issuance of shares for cash               January 2004    2,000,000     17       150           --            --            167
   Issuance of stock purchase warrants for
      financing fee                          January 2004           --     --        40           --            --             40
   Issuance of shares for cash               February 2004   2,500,000     21       187           --            --            208
   Issuance of stock purchase warrants for
      financing fee                          February 2004          --     --        62           --            --             62
   Issuance of shares for services            April 2004       120,000      1        11           --            --             12
   Issuance of shares for bank fee             May 2004        500,000      4        62           --            --             66
   Issuance of shares for cash                 May 2004      2,000,000     16       148           --            --            164
   Issuance of shares for services            August 2004      250,000      2        26           --            --             28
   Issuance of shares for cash                August 2004    1,466,667     12       128           --            --            140
   Issuance of stock purchase warrants for
      financing fee                           August 2004           --     --        46           --            --             46
   Issuance of shares for services          September 2004     520,000      4        29           --            --             33
   Issuance of shares for cash              September 2004      50,000     --         4           --            --              4
   Issuance of shares for services           October 2004    2,106,743     16       132           --            --            148
   Issuance of shares for services           November 2004   2,000,000     15       177           --            --            192
   Issuance of shares for cash               November 2004      40,000     --         4           --            --              4
   Net loss for the year                                            --     --        --       (2,202)           --         (2,202)
   Translation adjustment                                           --     --        --           --           191            191
                                                            ----------   ----    ------     --------          ----        -------
Balance at December 31, 2004                                68,447,864   E720    E5,522     E(12,148)         E841        E(5,065)
                                                            ==========   ====    ======     ========          ====        =======
   Issuance of shares for services           January 2005      500,000      4        83          --             --             87
   Issuance of shares for services            March 2005       200,000      2        33          --             --             35
   Issuance of shares for services            March 2005     1,500,000     11       247          --             --            258
   Issuance of shares for services            April 2005        60,000      1        10          --             --             11
   Issuance of shares for cash                 May 2005         52,000     --         5          --             --              5
   Issuance of shares for cash                 June 2005        50,000     --         3          --             --              3
   Issuance of shares for cash                 June 2005        50,000     --         3          --             --              3
   Issuance of shares for cash                 June 2005       343,500      3        14          --             --             17
   Issuance of shares for cash                 June 2005        83,300      1         3          --             --              4
   Issuance of shares for cash                 June 2005       100,000      1         4          --             --              5
   Issuance of shares for cash                 July 2005       144,516      1         6          --             --              7
   Issuance of shares for cash                 July 2005       144,516      1         6          --             --              7
   Issuance of shares for cash                 July 2005       144,516      1         6          --             --              7
   Issuance of shares for cash                August 2005      206,452      2         8          --             --             10
   Issuance of shares for cash                August 2005       50,000     --         2          --             --              2
   Issuance of shares for services          September 2005     500,000      4         8          --             --             12
   Issuance of shares for services          September 2005     500,000      4         8          --             --             12
   Issuance of shares for services          September 2005     500,000      4         8          --             --             12
   Issuance of shares for services          September 2005     300,000      3         5          --             --              8
   Issuance of shares for services          September 2005      68,000      1         1          --             --              2
   Issuance of shares for services          September 2005     173,200      1         3          --             --              4
   Issuance of shares for cash               October 2005       87,459      1         2          --             --              3
   Issuance of shares for services           October 2005      185,000      2         6          --             --              8
   Issuance of shares for cash               October 2005      174,918      1         5          --             --              6
   Issuance of shares for cash               October 2005      116,612      1         3          --             --              4
   Issuance of shares for cash               November 2005     116,611      1         3          --             --              4
   Issuance of shares for cash               November 2005     390,667      3         3          --             --              6
   Issuance of shares for services           November 2005      20,000     --        --          --             --             --
   Issuance of shares for services           November 2005      20,000     --        --          --             --             --
   Issuance of shares for services           November 2005      20,000     --        --          --             --             --
   Issuance of shares for services           November 2005     500,000      5         9          --             --             14
   Issuance of shares for services           December 2005     140,000      2         2          --             --              4
   Issuance of shares for cash               December 2005     390,667      3         3          --             --              6
   Issuance of shares for cash               December 2005     390,666      3         3          --             --              6
   Issuance of shares for cash               December 2005   6,000,000     50       200          --             --            250
   Net loss for the year                                            --     --        --       (1,939)           --         (1,939)
   Translation adjustment                                           --     --        --           --           (98)           (98)
                                                            ----------   ----    ------     --------          ----        -------
Balance at December 31, 2005                                82,670,464    837     6,227      (14,087)          743         (6,280)
                                                            ==========   ====    ======     ========          ====        =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004 and 2003
        and the Period from May 2, 1990 (Inception) to December 31, 2005
                             (In Thousands of Euros)

                                                                                           Total
                                                                                        Accumulated
                                                                                           During
                                                                                        Development
                                                                                           Stage
                                                                                      (May 2, 1990 to
                                                                                        December 31,
                                                          2005      2004      2003         2005)
                                                        -------   -------   -------   ---------------
Cash Flows from Operating Activities
   Net loss                                             E(1,939)  E(2,202)  E(2,786)     E(14,087)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Amortization                                           80        59        64           461
      Goodwill impairment                                    --        --        --           209
      Fees paid in warrants                                  --       148        12           223
      Services and fees paid in common stock                466       511       145         1,928
      Amortization of debt discount                          --        --        --           210
      Changes in current assets and liabilities
         net of effects from reverse purchase
         Receivables                                         68       (10)      (41)           (4)
         Accounts payable                                   604       259       780         1,797
         Taxes and social costs payable                     (25)      (13)      (66)           15
         Other                                              185         7       119           347
                                                        -------   -------   -------      --------
            Net cash used in operating activities          (561)   (1,241)   (1,773)       (8,901)
Cash Flows from Investing Activities
   Patents and other                                        (52)       (3)       (1)         (393)
   Cash acquired in reverse purchase                         --        --        --            13
                                                        -------   -------   -------      --------
            Net cash provided by (used in)
               investing activities                         (52)       (3)       (1)         (380)
Cash Flows from Financing Activities
   Proceeds from the issuance of
      common stock and warrants                             356       687       125         4,019
   Borrowings from shareholders                              --        --        --           242
   Increase in note payable and other
      short-term advances                                   425       241     1,138         4,477
   Loan fees                                                 --        --        --          (130)
                                                        -------   -------   -------      --------
            Net cash provided by financing activities       781       928     1,263         8,608
Effect of exchange rate changes on cash                     (98)      191       453           743
                                                        -------   -------   -------      --------
            Net increase (decrease) in cash                  70      (125)      (58)           70
Cash, beginning of period                                    --       125       183            --
                                                        -------   -------   -------      --------
Cash, end of period                                     E    70   E    --   E   125      E     70
                                                        =======   =======   =======      ========

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

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2005, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E6,280 at December 31, 2005. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E6,051 as of December 31, 2005, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Cash

Cash deposits are occasionally in excess of insured amounts. Interest paid was E164 in 2005, E201 in 2004, E176 and in 2003. The Company has paid no income tax since its inception.

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2005 and 2004, are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 71,972,491 for the year ended December 31, 2005, 62,177,629 for the year ended December 31, 2004, and 51,285,044 for the year ended December 31, 2003. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2005. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

                                                                               Total Accumulated
                                                                               During Development
                                                                               Stage (May 2, 1990
                                                 2005      2004      2003    to December 31, 2005)
                                               -------   -------   -------   ---------------------
Net Income (Loss)
   As reported                                 E(1,939)  E(2,202)  E(2,786)        E(14,087)
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based methods for all
      awards, net of any related tax effects        --        --       (27)            (320)
                                               -------   -------   -------         --------
   Pro forma                                   E(1,939)   (2,202)  E(2,813)        E(14,407)
                                               =======   =======   =======         ========
Basic and Diluted Earnings (Loss) Per Share
   As reported                                 E  (.03)  E  (.04)  E  (.05)
   Pro forma                                   E  (.03)  E  (.04)  E  (.05)

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option granted was estimated for proforma purposes on the grant date using the Black-Scholes model (use of this model for proforma purposes is not intended to indicate the value of the Company as a whole). There were no options issued in 2005 and 2004. The assumptions used in calculating fair value for 2003 are as follows:

Risk-free interest rate              4.00%
Expected life of the options        7 years
Expected volatility            164.02% - 206.16%
Expected dividend yield                0%

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

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005. This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"), was issued in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is expected to have no impact on the Company's consolidated financials statements.

SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's consolidated financial instruments.

Note 2. Receivables

                                  2005   2004
                                  ----   ----
Trade receivables                  E--   E 31
Value added tax refund              42    101
Other                               --      7
                                   ---   ----
                                    42    139
Allowance for doubtful accounts     --    (29)
                                   ---   ----
                                   E42   E110
                                   ===   ====

Note 3. Goodwill and Other Intangible Assets

Prior to January 1, 2002, the Company was amortizing goodwill over a five-year period. In accordance with current accounting standards, goodwill is not to be amortized beginning January 1, 2002. Based on a review of the fair value of the Company's only reporting unit at December 31, 2003, management determined that the recorded goodwill was fully impaired. Accordingly, an impairment loss of E209 was recorded in the 2002 statement of operations.

Other intangible assets consist of patents which are stated at cost of the fees paid to the French and US patent offices. At December 31, 2005 and 2004, the carrying amount of patents was E52 and E80 net of accumulated amortization of E328 and E248, respectively. Amortization expense relating to patents was E80, E59, and E64 for 2005, 2004 and 2003, respectively. Amortization expense is expected to amount to E52 during 2006, which will completely amortize this asset unless new patents are filed during that year.

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

The Company has a non-revolving term credit facility with MFC Bank which allowed the Company to borrow up to E3,700 at LIBOR plus 4% (approximately 6.40% at December 31, 2005), with an installment of E900 repayable on June 30, 2006 and the balance due December 31, 2006, collateralized by all of the Company's assets plus any future patents. The Company owed E3,754 and E3,368 under this facility as of December 31, 2005 and 2004, respectively. The fair value of this note approximates carrying value because the note is short-term and has a market rate of interest.

The agreement allows MFC Bank to convert the loan balance into common stock at U.S.$0.30 per share. Accordingly, 14,765,733 shares have been reserved at December 31, 2005, for potential issuance.

The Company incurred fees of E87 and E66(paid with shares of the Company) to MFC Bank in 2005 and 2004, respectively, related to management and financing services.

In March 2001, the Company granted warrants under the agreements with MFC Bank which entitled MFC Bank to purchase 6,001,693 of the Company's common shares. The warrants allowed MFC Bank to convert to shares an amount equal to the maximum of the credit facility including unpaid interest plus the arrangement and retainer fees. The warrants were exercisable within a three-year period beginning August 2000 at approximately E0.2319 per common share. Proceeds from the credit facility were allocated pro-rata based on the relative fair values of the credit facility and related warrants as the proceeds were received up to the maximum proceeds available under the credit facility. The maximum limit of the credit facility was E1,300 and the balance outstanding representing proceeds received under the credit facility was E228. The amount attributable to the warrants of E210 was recorded as a discount against the carrying amount of the credit facility and a credit to additional paid-in-capital. The discount was amortized using the effective interest method over the original term of the credit facility, which was due August 31, 2001.

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

The Company owes officers and directors approximately E529 at December 31, 2005, for salaries and fees and also for expenses paid on behalf of the Company. These amounts are unsecured, do not bear interest and are included in accounts payable.

Note 5. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                 2005    2004    2003
                                                -----   -----   -----
U.S. Federal statutory rates on loss from
   operations                                   E(659)  E(749)  E(947)
Nondeductible fee paid in warrants and common
   stock                                           --     224      50
Effect of exchange rate changes on
   U.S. net operating loss carryforward          (235)    103     242
Change in valuation allowance                     894     423     582
Other                                              --      (1)     73
                                                -----   -----   -----
Income tax provision                            E  --   E  --   E  --
                                                =====   =====   =====

Deferred tax asset is composed of the following:

                                                                       2005      2004
                                                                     -------   -------
Difference in book and tax basis of amounts payable to shareholder   E    82   E    82
Net operating loss carryforwards
   United States                                                       2,224     1,357
   France                                                              1,253     1,226
                                                                     -------   -------
                                                                       3,559     2,665
Less valuation allowance for deferred tax asset                       (3,559)   (2,665)
                                                                     -------   -------
Net deferred tax asset                                               E    --   E    --
                                                                     =======   =======

The Company's provision for income taxes was derived from U.S. and French operations. At December 31, 2005, the Company had estimated net operating loss carryforwards which expire as follows:

            United
            States   France
            ------   ------
2005        E   --   E   94
2006            --      381
2007            --    1,039
2008            --      801
2009            --    1,290
2010            --       80
2011-2025    6,542       --
            ------   ------
            E6,542   E3,685
            ======   ======

Note 7. Stock Option Plans

1994 Amended Stock Option Plan

The Company's 1994 stock option plan provided for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                           Weighted
                                 Number    Average
                                   of      Exercise
                                 Shares     Price
                                -------   ----------
Outstanding and exercisable
   at December 31, 2003          63,750   U.S. $ .83
Expired in 2004                 (50,000)         .75
Outstanding and exercisable
   at December 31, 2004          13,750   U.S. $1.11
Expired in 2005                  (1,250)         .75
                                -------
Outstanding and exercisable
   at December 31, 2005          12,500   U.S. $1.15
                                =======   ==========
Reserved for future grants at
   December 31, 2005                 --
                                =======

At December 31, 2005, exercise prices ranged from $0.75 to $1.1875.

1995 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on August 15, 1996, which provided for the issuance of up to 150,000 shares of the Company's common stock to key employees. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                               Weighted
                                    Number      Average
                                      of       Exercise
                                    Shares       Price
                                   --------   ----------
Outstanding and exercisable
   at December 31, 2004 and 2003    100,000    U.S. $.75
Expired in 2005                    (100,000)         .75
Outstanding and exercisable
   At December 31, 2005                  --           --
                                   ========    =========
Reserved for future grants
   at December 31, 2005                  --
                                   ========

The exercise price on these options is $0.75.

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. No options were issued in 2004 and 2005. The weighted average fair value of these options at the grant dates were E0.12 and E0.62 per option in 2003 and 2002, respectively. The following table summarizes information with respect to this plan:

                                                Weighted
                                     Number     Average
                                       of       Exercise
                                     Shares      Price
                                   ---------   ---------
Outstanding and exercisable
   at December 31, 2003              217,500   U.S. $1.83
                                               ==========
Granted in 2003                      225,000   U.S. $ .14
                                   ---------
Outstanding and exercisable
   at December 31, 2003, 2004
      and 2005                       442,500   U.S. $ .97
                                   =========   ==========
Reserved for future grants
   at December 31, 2005            4,557,500
                                   =========

Almost all options have an expiration date ten and a half years after issuance.

At December 31, 2005, exercise prices range from $0.12 to $3.50.

Note 8. Commitments and Contingencies

The Company leased property under noncancelable operating leases through January 2006. This could however be cancelled without penalty in March 2005.

Total rent expense per year was E15 for 2005, E32 for 2004, and E24 for 2003.

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

Note 9. Subsequent Events

In January 2006, the Company issued 2,500,000 common shares to MFC Merchant Bank S.A. as a fee for postponing the partial repayment due on December 31, 2005 to June 30, 2006, 4,000,000 common shares to an investor for $200,000 and 50,000 common shares to a bank as introduction fee. In March 2006, 200,000 shares were issued to an individual as introduction fee and 5,750,000 common shares to two investors for $230,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2006.

                                        Mymetics Corporation


                                        By: /s/ Christian Rochet
                                            ------------------------------------
                                        Name: Christian J.F. Rochet
                                        Title: Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on April 14, 2006.

Signature                               Title
---------                               -----


/s/ Christian J.F. Rochet               Chief Executive Officer and Director
-------------------------------------   (Principal Executive Officer)
Christian J.F. Rochet


/s/ Ernst Luebke                        Chief Financial Officer and Director
-------------------------------------   (Principal Financial and Accounting Officer)
Ernst Luebke


/s/ Sylvain Fleury                      Chief Scientific Officer and
-------------------------------------   Director
Sylvain Fleury, Ph. D.

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

 10.35 Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Corporation and Peter P. McCann (16)

 10.36 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Corporation and Peter P. McCann (16)

 10.37    Director and Non-Employee Stock Option Agreement dated February 6,
          2003, between the Corporation and Peter P. McCann (16)

 10.38    Patent Pledge Agreement dated November __, 2002 among Mymetics S.A.,
          Mymetics Deutschland GmbH, the Corporation and MFC Merchant Bank S.A.
          (16)

 10.39    Third Amendment to the Credit Facility Agreement dated for reference
          December 31, 2005, between MFC Merchant Bank, S.A. and the Corporation
          (17)

 10.40    Fourth Amendment to the Credit Facility Agreement dated for reference
          February 16, 2005, between MFC Merchant Bank, S.A. and the Corporation
          (17)

 10.41    Consulting Agreement dated for reference January 1, 2004, between the
          Centre Hospitalier Universitaire Vaudois (CHUV), the Corporation and
          Dr. Sylvain Fleury, Ph.D. (18)

 10.42    Consulting Agreement dated for reference January 1, 2004, between the
          Corporation and Professor Marc Girard, DVM, D.Sc. (18)

 10.43    Cooperation and Option Agreement dated March 10, 2005, between the
          Corporation and Pevion A.G. (18)

 10.44    Consulting Agreement dated March 23, 2005, between the

          Corporation and Northern Light International. (18)

 10.45    Sixth Amended Credit Facility Agreement dated for reference December
          31, 2005, between MFC Merchant Bank, S.A. and the Corporation

 11.1     Statement Regarding Calculation of Per Share Earnings.

 21.1     List of Subsidiaries

 24.1     Powers of Attorney (included on the signature page hereto)

 31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
          15d-14 of the Securities Exchange Act of 1934

 31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or
          15d-14 of the Securities Exchange Act of 1934

 32.1     Section 1350 Certification of Chief Executive Officer and Chief
          Financial Officer

----------
(1) Incorporated by reference to the Corporation's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

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

(14) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2003, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Corporation's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 27, 2003.

(17) Incorporated by reference to the Corporation's report on Form 8-K filed With the Securities and Exchange Commission on February 18, 2005.

(18) Incorporated by reference to the Corporation's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2004.