Form 10-Q
period 2006-03-31
MYMETICS CORP
filed 2006-04-28
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                               011 41 22 363 13 10

              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes     X           No
                                                ---               ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes            No   X
                                                    ---           ---

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes        No   X
                                                      ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at April 28, 2006
         -----                                  ------------------------------
         Common Stock, $0.01                     95,020,464
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                      March 31,        December 31,
                                                                        2006               2005
                                                                      --------           --------
                        ASSETS

Current Assets
      Cash                                                            E     14           E     70
      Receivables                                                           42                 42
      Prepaid expenses                                                       2                  2
                                                                      --------           --------
                        Total current assets                                58                114
Patents                                                                     50                 52
                                                                      --------           --------
                                                                      E    108           E    166
                                                                      ========           ========
                        LIABILITIES AND SHAREHOLDERS'
                        EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                E  1,942           E  2,095
      Taxes and social costs payable                                        15                 15
      Current portion of notes payable                                   3,815              3,754
      Other                                                                296                301
                                                                      --------           --------
                        Total current liabilities                        6,068              6,165
Payable to Shareholders                                                    242                242
Note Payable, less current portion                                          39                 39
                                                                      --------           --------
                        Total liabilities                                6,349              6,446
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value; 495,000,000 shares
                 authorized; issued and outstanding
                 95,020,464 at March 31, 2006 and
                 82,670,464 at December 31, 2005                           855                778
      Common stock issuable; 626,800 shares                                 84                 59
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
                 authorized; none issued or outstanding                   --                 --
      Additional paid-in capital                                         6,536              6,227
      Deficit accumulated during the development stage                 (14,469)           (14,087)
      Accumulated other comprehensive income                               753                743
                                                                      --------           --------
                                                                        (6,241)            (6,280)
                                                                      --------           --------
                                                                      E    108           E    166
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


                                             FOR THE THREE       FOR THE THREE       TOTAL ACCUMULATED
                                             MONTHS ENDED         MONTHS ENDED           DURING THE
                                            MARCH 31, 2006       MARCH 31, 2005      DEVELOPMENT STAGE
                                            --------------       --------------      -----------------
Revenue
       Sales                                   E   --               E   --               E    224
       Interest                                    --                   --                     34

                                               --------             --------             --------
                                                   --                   --                    258
                                               --------             --------             --------

Expenses
       Research and development                      96                  245                5,182
       General and administrative                   199                  472                6,599
       Bank fee                                    --                   --                    935
       Interest                                      62                   53                1,026
       Goodwill impairment                         --                   --                    209
       Amortization                                  25                   15                  486
       Directors' fees                             --                   --                    274
       Other                                       --                   --                     10
                                               --------             --------             --------
                                                    382                  785               14,721
                                               --------             --------             --------

Loss before income tax provision                   (382)                (785)             (14,463)

Income tax provision                               --                   --                      6

                                               --------             --------             --------
Net loss                                           (382)                (785)             (14,469)

Other comprehensive income
       Foreign currency translation
         adjustment                                  10                  (20)                 753

                                               --------             --------             --------
Comprehensive loss                             E   (372)            E   (805)            E(13,716)
                                               ========             ========             ========

Basic and diluted loss per share               E  (0.00)            E  (0.01)
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

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                    FOR THE THREE       FOR THE THREE       TOTAL ACCUMULATED
                                                    MONTHS ENDED         MONTHS ENDED          DURING THE
                                                   MARCH 31, 2006       MARCH 31, 2005      DEVELOPMENT STAGE
                                                   --------------       --------------      -----------------
Cash flow from operating activities
Net Loss                                             E    (382)           E    (785)           E (14,469)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                            25                   15                  486
    Goodwill impairment                                   --                   --                    209
    Fees paid in warrants                                 --                   --                    223
    Services and fee paid in common stock                   55                  379                1,983
    Amortization of debt discount                         --                   --                    210
Changes in current assets and
  liabilities, net of effects
  from reverse purchase
    Decrease(increase) in receivable                      --                   --                     (4)
    Increase(decrease) in accounts payable                (153)                 184                1,644
    Increase(decrease) in taxes and                       --                   --                     15
    social costs payable
    Other                                                   (5)                --                    342

                                                      --------             --------             --------
Net cash used in operating activities                     (460)                (207)              (9,361)
                                                      --------             --------             --------

Cash flows from investing activities
  Patents and other                                        (23)                --                   (416)
  Cash acquired in reverse purchase                       --                   --                     13

                                                      --------             --------             --------
Net cash used in investing activities                      (23)                --                   (403)
                                                      --------             --------             --------

Cash flows from financing activities
  Proceeds from issuance of common stock                   356                 --                  4,375
  Borrowing from shareholders                             --                   --                    242
  Increase in note payable and other
  short-term advances                                       61                  235                4,538
  Loan fees                                               --                   --                   (130)

                                                      --------             --------             --------
Net cash provided by financing activities                  417                  235                9,025
                                                      --------             --------             --------

Effect on foreign exchange rate on cash                     10                  (20)                 753

                                                      --------             --------             --------
Net change in cash                                         (56)                   8                   14

Cash, beginning of period                                   70                 --                   --

                                                      --------             --------             --------
Cash, end of period                                  E      14            E       8            E      14
                                                      ========             ========             ========


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2006
                                   (UNAUDITED)

Note 1.  The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three month period ended March 31, 2006 were of a normal and recurring nature.

The amounts presented for the three month period ended March 31, 2006, are not necessarily indicative of the results of operations for a full year.

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

These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2006, the Company had not performed any human clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2007 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E6,241 at March 31, 2006. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E6,010 as of March 31, 2006, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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


Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at March 31, 2006, and December 31, 2005 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Current liabilities

The Company was not able to meet the E400,000 loan repayment due at December 31, 2005 but the bank had accepted to formally postpone the due date to June 30, 2006. The current portion of notes payable at March 31, 2006 includes this past due amount and the originally scheduled E500,000 repayment on that date.

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


Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 89,374,353 for the three months ended March 31, 2006, 68,907,864 for the three months ended March 31, 2005. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2006 and 2005 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to

Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2005 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2005.


THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue was nil for the three months ended March 31, 2006 and March 31, 2005.

Costs and expenses decreased to E382,000 for the three months ended March 31, 2006 from E785,000 (51.3%) for the three months ended March 31, 2005. Research and development expenses decreased to E96,000 in the current period from E245,000 (-60.8%) in the comparative period of 2005 due essentially to the fact that we are now waiting for the results of our ongoing non-human primates tests, which mobilize all our financial resources. General and administrative expenses decreased to E199,000 in the three months ended March 31, 2006 from E472,000 in the comparative period of 2004 (57.8%) due mostly to the closing of our French office and other cost reduction measures.

The Corporation reported a net loss of E382,000, or E0.00 per share, for the three months ended March 31, 2006, compared to E785,000, or E0.01, for the three months ended March 31, 2005.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash of E14,000 at March 31, 2006 compared to E70,000 at December 31, 2005.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E61,000 in the current period and E235,000 in the comparative period last year. The non-revolving term facility is in the principal amount of up to E3.7 million and matures on December 31, 2006, with partial repayments of E900,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into restricted common shares of Mymetics Corporation at $0.30 per share. At March 31, 2006, Mymetics had borrowed an aggregate of E3,815,000 pursuant to this non-revolving term facility.

We were not able to meet the E400,000 loan repayment due at December 31, 2005 but our bank had accepted to formally postpone it to June 30, 2006, to be added to the originally scheduled E500,000 repayment on that date.

As of March 31, 2006, we had an accumulated deficit of approximately E14.5 million and we incurred losses of E382,000 in the three-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E1,942,000 at March 31, 2006, include E587,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses. Payable to Shareholders of E242,000 at March 31, 2006, represents various amounts advanced by a shareholder and former director to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in November 1998 between the lender and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to the lender, if at all. Consequently, they are classified as long term debts. As a result of having put our French subsidiary in receivership (as disclosed in our Form 8-K dated February 13, 2006), Dr. Serres has made it impossible for Mymetics SA to ever returning to "better times". Consequently, this amount will never have to be repaid and we most probably will have to reverse it as soon as the French courts close the Mymetics SA file.

Net cash used in operating activities was E460,000 for the period ended March 31, 2006, compared to E207,000 for the period ended March 31, 2005. The major factor was a decrease in Accounts Receivable of E153,000 as we were able to make certain payments on "old debts".

Investing activities used/provided no cash for the periods ended March 31, 2006 and 2005.

Financing activities provided cash of E417,000 for the period ended March 31, 2006 compared to E235,000 in the same period last year.

Proceeds from issuance of common stock provided E356,000 during the period ended March 31, 2006 compared to nil in the same period in 2004.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                               PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)

CONTRACTUAL OBLIGATION                         TOTAL           LESS        1 - 3       3 - 5      MORE
                                                               THAN        YEARS       YEARS      THAN
                                                               1 YEAR                             5 YEARS

Long-term debt                                 E0              E0           E0          E0         E0
Capital Lease Obligations                      E0              E0           E0          E0         E0
Operating Lease Obligations                    E0              E0           E0          E0         E0
Purchase Obligations                           E175 (1,2)      E115         E30         E15        E0
Other Long-Term Liabilities Reflected on       E242 (3)        E0           E0          E0         E242
Mymetics Balance Sheet under GAAP

TOTAL                                          E402            E115         E30         E15        E242


(1) Represents various amounts due to suppliers and partners in respect of the neutralizing antibodies tests currently under way.

(2) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has been re-elected in 2003. Based on current budget and cost estimates, we posted E15,000 per year for the audits 2006 until 2009.

(3) Due to P.-F. Serres, one of our former directors, repayable only after certain conditions related to our French subsidiary's financial situation have been met. Because of Dr. Serres' legal action against our French subsidiary which resulted in the latter being put under receivership ("Redressement judiciaire"), it is highly unlikely that these conditions will ever be met and therefore that we will ever have to repay Dr. Serres.

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

ITEM 2.    UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2006 one of our non-US investors acquired an additional 4,000,000 common shares of the Company at a price of USD 0.05 per share under Regulation S of the Securities Act of 1933. The USD $200,000 amount received allowed us to satisfy certain key service providers to whom significant outstanding amounts were owed and to initiate our non human primates tests at the Chinese Academy of medical Sciences in Beijing (Republic of China).

ITEM 5.    OTHER INFORMATION

The presentation of our latest scientific results by our partner Dr. Morganne Bomsel from the Cochin Institute (Paris, France) at the Keystone HIV-AIDS Pathogenesis Symposia held from March 27 to April 2, 2006 in Colorado has attracted considerable attention from academia and industry and we are presently holding post-presentation discussions with several potential scientific and industrial partners as a result thereof, although there is no assurance that any strategic relationships will result from these discussions.

For more information on our latest scientific results visit our website at www.mymetics.com/mymetics pages/more science mymetics 01.htm
------------------------------------------------------------

For more information on Keystone Symposia visit their web site at
http://www.keystonesymposia.org/Meetings/ViewMeetings.cfm?MeetingID=805
-----------------------------------------------------------------------

For more information on the Cochin Institute visit their web site at http://www.cochin.inserm.fr/
----------------------------

ITEM 6.   EXHIBITS

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

Dated:  April 28, 2006                    MYMETICS CORPORATION


                                      By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer