Form 10-Q
period 2006-06-30
MYMETICS CORP
filed 2006-08-21
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class                                  Outstanding at August 20, 2006
-----------------------------          ------------------------------
Common Stock, $0.01 par value                   105,170,464

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                      June 30,         December 31,
                                                                        2006               2005
                                                                      --------         ------------
                       ASSETS

Current Assets
      Cash                                                            E    154           E     70
      Receivables                                                           77                 42
      Prepaid expenses                                                       0                  2
                                                                      --------           --------
                        Total current assets                               231                114
Patents                                                                    325                 52
                                                                      --------           --------
                                                                      E    556           E    166
                                                                      ========           ========

                       LIABILITIES AND SHAREHOLDERS'
                       EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                E  2,331           E  2,095
      Taxes and social costs payable                                        15                 15
      Current portion of notes payable                                   3,879              3,754
      Other                                                                288                301
                                                                      --------           --------
                        Total current liabilities                        6,513              6,165
Payable to Shareholders                                                    242                242
Note Payable, less current portion                                         151                 39
                                                                      --------           --------
                        Total liabilities                                6,906              6,446
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value; 495,000,000 shares
                 authorized; issued and outstanding
                 101,670,464 at June 30, 2006 and
                 82,670,464 at December 31, 2005                           985                778
      Common stock issuable; 600,000 shares                                  5                 59
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
                 authorized; none issued or outstanding                     --                 --
      Additional paid-in capital                                         6,739              6,227
      Deficit accumulated during the development stage                 (14,842)           (14,087)
      Accumulated other comprehensive income                               763                743
                                                                      --------           --------
                                                                        (6,350)            (6,280)
                                                                      --------           --------
                                                                      E    556           E    166
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

                                               FOR THE SIX          FOR THE SIX        TOTAL ACCUMULATED
                                               MONTHS ENDED         MONTHS ENDED           DURING THE
                                              JUNE 30, 2006        JUNE 30, 2005       DEVELOPMENT STAGE
                                              --------------       --------------      -----------------
Revenue
       Sales                                    E     --              E     --              E    224
       Interest                                       --                    --                    34

                                                --------              --------              --------
                                                      --                    --                   258
                                                --------              --------              --------

Expenses
       Research and development                      319                   370                 5,405
       General and administrative                    261                   643                 6,661
       Bank fee                                       --                    --                   935
       Interest                                      125                   108                 1,089
       Goodwill impairment                            --                    --                   209
       Amortization                                   50                    30                   511
       Directors' fees                                --                    --                   274
       Other                                          --                    --                    10
                                                --------              --------              --------
                                                     755                 1,151                15,094
                                                --------              --------              --------

Loss before income tax provision                    (755)               (1,151)              (14,836)

Income tax provision                                  --                    --                    (6)

                                                --------              --------              --------
Net loss                                            (755)               (1,151)              (14,842)

Other comprehensive income
       Foreign currency translation
         adjustment                                   20                   (67)                  763

                                                --------              --------              --------
Comprehensive loss                              E   (735)             E (1,218)             E(14,079)
                                                ========              ========              ========

Basic and diluted loss per share                E  (0.01)             E  (0.02)
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

                                              FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                              JUNE 30, 2006        JUNE 30, 2005
                                              -------------        -------------
Revenue
       Sales                                    E     --             E     --
       Interest                                       --                   --

                                                --------             --------
                                                      --                   --

                                                --------             --------

Expenses
       Research and development                      223                  125
       General and administrative                     62                  171
       Bank fee                                       --                   --
       Interest                                       63                   55
       Goodwill impairment                            --                   --
       Amortization                                   25                   15
       Directors' fees                                --                   --
       Other                                          --                   --
                                                --------             --------
                                                     373                  366
                                                --------             --------

Loss before income tax provision                    (373)                (366)

Income tax provision                                  --                   --

                                                --------             --------
Net loss                                            (373)                (366)

Other comprehensive income
       Foreign currency translation
         adjustment                                   10                  (47)

                                                --------             --------
Comprehensive loss                              E   (363)            E   (413)
                                                ========             ========

Basic and diluted loss per share                E  (0.00)            E  (0.01)
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

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                               FOR THE SIX       FOR THE SIX       TOTAL ACCUMULATED
                                               MONTHS ENDED      MONTHS ENDED          DURING THE
                                              JUNE 30, 2006     JUNE 30, 2005      DEVELOPMENT STAGE
                                              --------------    --------------    ------------------
Cash flow from operating activities
Net Loss                                      E         (755)   E       (1,151)   E          (14,842)
Adjustments to reconcile net loss to
   net cash used in operating activities
     Amortization                                         50                30                   511
     Goodwill impairment                                  --                --                   209
     Fees paid in warrants                                --                --                   223
     Services and fee paid in common stock                --                --                 1,928
     Amortization of debt discount                        --                --                   210
Changes in current assets and
   liabilities, net of effects
     from reverse purchase
     Decrease(increase) in receivable                    (35)               (4)                  (39)
     Increase(decrease) in accounts payable              236               466                 2,033
     Increase(decrease) in taxes and                      --                --                    15
     social costs payable
     Other                                               (11)               --                   336
                                              --------------    --------------    ------------------
Net cash used in operating activities                   (515)             (659)               (9,416)
                                              --------------    --------------    ------------------

Cash flows from investing activities
   Patents and other                                    (323)               --                  (716)
   Cash acquired in reverse purchase                      --                --                    13
                                              --------------    --------------    ------------------
Net cash used in investing activities                   (323)               --                  (703)
                                              --------------    --------------    ------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                665               417                 4,684
   Borrowing from shareholders                            --                --                   242
   Increase in note payable and other
   short-term advances                                   237               309                 4,714
   Loan fees                                              --                --                  (130)
                                              --------------    --------------    ------------------
Net cash provided by financing activities                902               726                 9,510
                                              --------------    --------------    ------------------

Effect on foreign exchange rate on cash                   20               (67)                  763
                                              --------------    --------------    ------------------
Net change in cash                                        84                --                   154
Cash, beginning of period                                 70                --                    --
                                              --------------    --------------    ------------------
Cash, end of period                           E          154    E           --    E              154
                                              ==============    ==============    ==================

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three- and six-month periods ended June 30, 2006 were of a normal and recurring nature.

The amounts presented for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of the results of operations for a full year.

The amounts in the notes are rounded to the nearest thousand of Euros except for per share amounts.

Mymetics Corporation was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the HIV-AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2006, the Company had not performed any human clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2007 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E6,350 at June 30, 2006. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E5,957 as of June 30, 2006, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at June 30, 2006 and December 31, 2005 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Current liabilities

The Company was not able to meet the E900,000 loan repayment due at June 30, 2006, but the bank has agreed to delay declaring a default to allow the bank and the Company to negotiate terms of repayment acceptable to the bank, and for the Company to identify additional investors to fund the repayment.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 97,874,860 for the three months ended June 30, 2006, 70,801,785 for the three months ended June 30, 2005. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities.

Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Since the Company did not issue stock options to employees during the three months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2006 and 2005 should be read in conjunction with the Company's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue was nil for the six months ended June 30, 2006 and June 30, 2005.

Costs and expenses decreased to E755,000 for the six months ended June 30, 2006 from E1,151,000 (-34.4%) for the six months ended June 30, 2005. Research and development expenses decreased to E319,000 in the current period from E370,000 (-13.8%) in the comparative period of 2005 as we are now waiting for the results of our ongoing non-human primates tests, to which we have committed all our financial resources. General and administrative expenses decreased to E261,000 in the six months ended June 30, 2006 from E643,000 in the comparative period of 2005 (-59.4%) mostly due to E34,000 French TVA (Value Added Tax) credit following a routine tax audit and E102,000 forgiveness of debt by several creditors, as well as overall cost reduction measures.

The Company reported a net loss of E755,000, or E0.00 per share, for the six months ended June 30, 2006, compared to E1,151,000, or E0.01, for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E154,000 at June 30, 2006 compared to E70,000 at December 31, 2005.

We have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility and other short term advances provided cash of E237,000 in the current period and E309,000 in the comparative period last year. The non-revolving term facility is in the principal amount of up to E3.7 million and matures on December 31, 2006, with a partial repayment of E900,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into restricted common shares of Mymetics Corporation at $0.30 per share. At June 30, 2006, Mymetics had borrowed an aggregate of E3,879,000 pursuant to this non-revolving term facility.

We were not able to meet the E900,000 loan repayment due at June 30, 2006 but the bank has agreed to delay declaring a default to allow the bank and the Company to negotiate terms of repayment acceptable to the bank, and for the Company to identify additional investors to fund the repayment.

As of June 30, 2006, we had an accumulated deficit of approximately E14.8 million, and we incurred losses of E755,000 in the six-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E2,331,000 at June 30, 2006, include E638,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses, of which E292,000 has been converted into restricted shares of our common stock at $0.10 per share for a total of 3,500,000 shares, on July 20, 2006. The E242,000 payable to shareholders at June 30, 2006, represents various amounts advanced by a shareholder and former director to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune", or literally, "return to better times," which means when the Company's financial status improves so that repayment is possible. This ambiguous concept has been contractually defined in November 1998 between the lender and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e., to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to the lender, if at all. Consequently, they are classified as long term debts. Because our French subsidiary is in receivership (as disclosed in our Form 8-K dated February 13, 2006), Mymetics SA cannot return to "better times" so long as the collection efforts of Dr. Serres force the Company to remain in receivership. Consequently, this amount will never have to be repaid, and we most probably will have to reverse it as soon as the French courts close the Mymetics SA file.

Net cash used in operating activities was E515,000 for the period ended June 30, 2006, compared to E659,000 for the period ended June 30, 2005, due mostly to an increase in Accounts Payable of E236,000, of which E51,000 was payable to our officers.

Investing activities used E323,000 during the six months ended June 30, 2006, compared to no cash used or provided during the six months ended June 30, 2005.

Financing activities provided cash of E902,000 for the period ended June 30, 2006 compared to E726,000 in the same period last year.

Proceeds from issuance of common stock provided E665,000 during the period ended June 30, 2006 compared to E417,000 in the same period in 2005.

Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our two salaried executive officers a combined amount of E24,000 per month under an informal agreement approved by our Board of Directors in 2003. Simultaneously with the change of status of our CSO as of July 1, 2006 (described below), the Board of Directors has approved formal Executive Employment Agreements with our CEO and CFO, as attached to this Form 10-Q as Exhibits 10.1 and 10.2, respectively. Since January 1, 2004 and until November 30 of that year, payments of CHF 9,500 (approx. E6,000) per month for Dr. Sylvain Fleury's services as our Chief Scientific Officer have been made pursuant to a three-way consulting agreement with Centre Hospitalier Universitaire Vaudois (CHUV), a Swiss University Hospital located in Lausanne, where Dr. Fleury is employed to allow him to supervise a research project funded by the Swiss FNRS (Swiss National Research Foundation) which he had initiated before joining Mymetics. Between April and December 2005, this agreement was extended to include the services of a qualified virologist under Dr. Fleury's supervision in order to reduce the cost and turn-around time of certain scientific work previously outsourced by the Company to third parties. Payments under this agreement were suspended in December 2004 due to lack of funds. CHUV accepted nevertheless to maintain the agreement in force and to finance the resulting expenses until such time as additional funds could be raised by the Company. The debt owed CHUV peaked at over CHF 200,000 (E129,000) in December 2005, when CHUV threatened to terminate the agreement unless a significant portion of the outstanding amount was repaid, which would have meant the loss of a major Company resource. On December 20, 2005 and March 8, 2006, the Company was able to pay CHUV CHF 50,000 (E32,000) and CHF 100,000 ( E62,500)
respectively, a total amount considered sufficient by CHUV in the light of our latest scientific achievements to suspend all threats of termination. Following a change in local Swiss authorities policy towards start-up companies, which they decided would not be supported any more, CHUV had to terminate the three-way agreement referred to above, including Dr. Fleury's employment agreement as of June 30, 2006. Starting July 1, 2006, Dr. Fleury is employed directly by Mymetics Corporation under an Executive Employment Agreement which is attached to the present Form 10-Q as Exhibit 10.3.

Since January 15, 2004, payments of E4,000 per month for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended June 30, 2004 to the Securities and Exchange Commission. We have not been able to make the payments due under the agreement on a regular basis, and we owed Professor Girard approximately E94,000 at June 30, 2006. We have been able to make significant payments recently to Professor Girard who, along with our other officers, has accepted to convert part of his fees into restricted shares of the Company's common stock at $0.10 per share (resulting in 500,000 shares).

Monthly fixed and recurring expenses for "Property leases" of E1,000 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), which can be cancelled on one month notice. We do not lease any research facilities since Dr. Fleury's facilities were provided free of charge until June 30, 2006 by CHUV. As a temporary measure following the termination of our agreement with CHUV, we have leased minimal office facilities for Dr. Fleury starting August 15, 2006 at a monthly cost of E1,000, which includes full access to medical databases over high speed internet connection. This lease can be cancelled on very short term notice as we are planning to lease in the next few months facilities on the campus of the Swiss Federal Institute of Technology
(EPFL) in Lausanne (Switzerland), located 15 miles from our Nyon office, including laboratory facilities to conduct quality checks and to verify scientific results.

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

Interest expense represents interest paid to MFC Merchant Bank S.A. for a note payable. This note payable in the maximum principal amount of E3.7 million carries an interest rate of Libor + 4% which is accrued on a quarterly basis.

As of June 30, 2006, we had two full-time salaried executives, exclusive of our contracts for the consulting services of our Chief Scientific Officer, his assistant and our Head of Vaccines Development. Certain secretarial work for our CEO is outsourced to self-employed secretaries who accept being partially paid in common stock of Mymetics at the current market price.

We anticipate hiring an assistant to our CFO as well as a part-time laboratory technician in the first half of 2007, and may need to hire additional personnel to meet the needs and demands of any future workload.

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

The Company anticipates its operations will require approximately E6 million until December 31, 2007. The Company will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company, or at all, to finance its operations. In the event that the Company is not able to obtain such additional capital, it would be required to further restrict or even halt its operations.

RECENT FINANCING ACTIVITIES

Our management believes that their decision in 2005 to devote all our financial resources to the pursuit of our scientific work was vindicated in late 2005 and early 2006, when our scientific results exceeded management's expectations. As a result, the Company attracted new investors, repaid some of its debts and filed an overdue filing. In addition, the Company presented our scientific results both to the US National Institutes of Health (NIH), that decided to test our prototype vaccine at its own US facilities, and to the world scientific and pharmaceutical business community at the March 2006 Keystone Meeting in Colorado, where the Company attracted considerable attention. We are presently engaged in raising the equivalent of E6 million from Swiss investors under Regulation S in the form of Convertible Notes at staggered conversion prices between $0.10 (for amounts committed until June 23, 2006) and $0.60 (for amounts committed until September 30, 2006). This method was preferred to straight sales of shares at current market price as we and our new investors believe that the market price presently does not accurately reflect the value of our common stock but only reflects our past and the difficulty we face in communicating our results to the public due to the complex scientific issues involved and the requirements of secrecy under patent laws, which preclude us from communicating our latest results until the relevant patents applications become public eighteen months after filing.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in 2007. As in the past and to the extent this research work will not be conducted by institutions such as the US National Institutes of Health (NIH), the International AIDS Vaccine Initiative (IAVI) or the Center for HIV/AIDS Vaccine Immunology (CHAVI), we intend to subcontract such work to "best of class" research teams.

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from the exercise of warrants and options, and additional equity investments and grants, such as private placements under Regulation D and Regulation S under the Securities Act of 1933. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of future clinical trials.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                       PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                                                LESS                                 MORE
                                                                THAN        1 - 3       3 - 5        THAN
CONTRACTUAL OBLIGATION                           TOTAL         1 YEAR       YEARS       YEARS      5 YEARS
Long-term debt                                 E  0            E    0       E   0       E   0      E     0
Capital Lease Obligations                      E  0            E    0       E   0       E   0      E     0
Operating Lease Obligations                    E  0            E    0       E   0       E   0      E     0
Purchase Obligations                           E310 (1,2)      E  300       E  10       E   0      E     0
Other Long-Term Liabilities Reflected on       E242 (3)        E    0       E   0       E   0      E   242
Mymetics Balance Sheet under GAAP

TOTAL                                          E402            E  115       E  30       E  15      E   242

(1) Represents various amounts due to suppliers and partners in respect of the neutralizing antibodies tests currently under way.

(2) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor has been re-elected in 2003. Based on current budget and cost estimates, we posted E5,000 per year for the audits 2006 and 2007, when we expect the French company to be dissolved.

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

As disclosed in our Form 8-K dated February 13, 2006, our French subsidiary Mymetics S.A. was placed under receivership ("Redressement Judiciaire") on February 7, 2006 by the Tribunal de Commerce in Lyon, France, as a result of an ongoing dispute between Mymetics Corporation and a former officer and director, Dr. Pierre-Francois Serres, who has a judgment against Mymetics S.A. in France (that is now under appeal) in the amount of E173,000 for an alleged wrongful termination by the Company's prior management during 2003. The court appointed two judges to oversee the case, a lawyer to represent the creditors and a judicial administrator to manage Mymetics S.A., all of whom are considered agents of the court. The court further imposed a renewable six-month observation period during which management and the administrator should strive to find a solution to the crisis, which we are attempting to do. On July 18, 2006, the court extended the observation period until February 7, 2007, based on a favorable report about the future of Mymetics delivered by the judicial administrator. We are actively working on a plan which we expect would allow our French subsidiary to emerge from "Redressement Judiciaire" on or about that date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2006, three non-US investors acquired an additional 5,550,000 common shares of the Company at an average price of E0.04 per share under Regulation S of the Securities Act of 1933. The E215,000 amount received allowed us to satisfy certain key service providers to whom significant outstanding amounts were owed and to pursue our non-human primates tests at the Chinese Academy of Medical Sciences in Beijing (Republic of China). During that same period, a US creditor holding a $50,000 note maturing on June 30, 2006 agreed to convert the note for 1 million restricted common shares at a price of E0.04 per share, resulting in a decrease of our debt of E39,000.

On July 21, 2006 the Company converted a total of $350,000 of accrued salaries and expenses of Christian Rochet, Ernst Luebke, Sylvain Fleury and Marc Girard into shares of our common stock at a conversion price of $0.10 per share resulting in the issuance of 1,000,000 shares to each of Messrs. Rochet, Luebke and Fleury and 500,000 shares of our common stock to Mr. Girard. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, that exempts nonpublic sales from the registration requirements under Section 5 of that Act and, in this case, to persons who are officers of the Company and knowledgeable about the risks of investing in it.

ITEM 5. OTHER INFORMATION

The presentation of our latest scientific results by our partner Dr. Morganne Bomsel from the Cochin Institute (Paris, France) at the Keystone HIV-AIDS Pathogenesis Symposia held from March 27 to April 2, 2006 in Colorado has attracted considerable attention from academia and industry, and we are presently holding post-presentation discussions with several potential scientific and industrial partners as a result thereof, although there is no assurance that any strategic relationships will result from these discussions.

On June 23, 2006, we issued a Press Release announcing that intermediate results from our non-human primate tests presently being carried out at the Chinese Academy of Medical Sciences in Beijing (Republic of China) have shown the presence of anti-gp41 antibodies (IgG and IgA), confirming previous data from rabbit models. The full text of the Press Release is attached as Exhibit 10.5.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER       DESCRIPTION
-------       ------------------------------------------------------------------
 10.1         Employment Agreement of our Chief Executive Officer, Christian
              J.-F. Rochet

 10.2         Employment Agreement of our Chief Financial Officer, Ernst Luebke

 10.3         Employment Agreement of our Chief Scientific Officer, Dr. Sylvain
              Fleury, Ph.D.

 10.4         Employee Proprietary Information, Inventions and Non-Competition
              Agreement (signed by all officers and employees)

 10.5         Press Release dated June 23, 2006

 31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32           Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 2006               MYMETICS CORPORATION

                                  By: /s/ Christian Rochet
                                      -------------------------------------
                                      President and Chief Executive Officer