Form 10-Q
period 2006-09-30
MYMETICS CORP
filed 2006-11-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes        No   X
                                                      ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at November 4, 2006
         -----                                  -------------------------------
         Common Stock, $0.01                    105,170,464
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                    September 30,      December 31,
                                                                        2006               2005
                                                                    ------------       ------------
                        ASSETS

Current Assets
      Cash                                                            E     45           E     70
      Receivables                                                           62                 42
      Prepaid expenses                                                       0                  2
                                                                      --------           --------
                        Total current assets                               107                114
Patents                                                                    352                 52
                                                                      --------           --------
                                                                      E    459           E    166
                                                                      ========           ========
                        LIABILITIES AND SHAREHOLDERS'
                        EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                E  2,227           E  2,095
      Taxes and social costs payable                                        15                 15
      Current portion of notes payable                                   4,298              3,754
      Other                                                                288                301
                                                                      --------           --------
                        Total current liabilities                        6,828              6,165
Payable to Shareholders                                                    242                242
Note Payable, less current portion                                        --                   39
                                                                      --------           --------
                        Total liabilities                                7,070              6,446
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value; 495,000,000 shares
                 authorized; issued and outstanding
                 105,170,464 at September 30, 2006 and
                 82,670,464 at December 31, 2005                         1,018                778
      Common stock issuable; 600,000 shares                               --                   59
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
                 authorized; none issued or outstanding                   --                 --
      Additional paid-in capital                                         6,991              6,227
      Deficit accumulated during the development stage                 (15,377)           (14,087)
      Accumulated other comprehensive income                               757                743
                                                                      --------           --------
                                                                        (6,611)            (6,280)
                                                                      --------           --------
                                                                      E    459           E    166
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


                                              FOR THE NINE         FOR THE NINE       TOTAL ACCUMULATED
                                              MONTHS ENDED         MONTHS ENDED          DURING THE
                                           SEPTEMBER 30, 2006   SEPTEMBER 30, 2005    DEVELOPMENT STAGE
                                           ------------------   ------------------    -----------------
Revenue
       Sales                                   E   --               E   --               E    224
       Interest                                    --                   --                     34

                                               --------             --------             --------
                                                   --                   --                    258
                                               --------             --------             --------

Expenses
       Research and development                     468                  340                5,554
       General and administrative                   622                  904                7,022
       Bank fee                                    --                   --                    935
       Interest                                     125                  164                1,089
       Goodwill impairment                         --                   --                    209
       Amortization                                  75                   55                  536
       Directors' fees                             --                   --                    274
       Other                                       --                   --                     10
                                               --------             --------             --------
                                                  1,290                1,463               15,629
                                               --------             --------             --------

Loss before income tax provision                 (1,290)              (1,463)             (15,371)

Income tax provision                               --                   --                     (6)

                                               --------             --------             --------
Net loss                                         (1,290)              (1,463)             (15,377)

Other comprehensive income
       Foreign currency translation
         adjustment                                  14                  (94)                 757

                                               --------             --------             --------
Comprehensive loss                             E (1,276)            E (1,557)            E(14,620)
                                               ========             ========             ========

Basic and diluted loss per share               E  (0.01)            E  (0.02)
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


                                              FOR THE THREE        FOR THE THREE
                                              MONTHS ENDED         MONTHS ENDED
                                           SEPTEMBER 30, 2006   SEPTEMBER 30, 2005
                                           ------------------   ------------------
Revenue
       Sales                                   E   --               E   --
       Interest                                    --                   --

                                               --------             --------
                                                   --                   --
                                               --------             --------

Expenses
       Research and development                     149                  (30)
       General and administrative                   361                  261
       Bank fee                                    --                   --
       Interest                                    --                     56
       Goodwill impairment                         --                   --
       Amortization                                  25                   25
       Directors' fees                             --                   --
       Other                                       --                   --
                                               --------             --------
                                                    535                  312
                                               --------             --------

Loss before income tax provision                   (535)                (312)

Income tax provision                               --                   --

                                               --------             --------
Net loss                                           (535)                (312)

Other comprehensive income
       Foreign currency translation
         adjustment                                  (6)                 (27)

                                               --------             --------
Comprehensive loss                             E   (541)            E   (339)
                                               ========             ========

Basic and diluted loss per share               E  (0.01)            E  (0.00)
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

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                    FOR THE NINE         FOR THE NINE       TOTAL ACCUMULATED
                                                    MONTHS ENDED         MONTHS ENDED           DURING THE
                                                 SEPTEMBER 30, 2006   SEPTEMBER 30, 2005    DEVELOPMENT STAGE
                                                 ------------------   ------------------    -----------------
Cash flow from operating activities
Net Loss                                             E  (1,290)           E  (1,463)           E (15,377)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                            75                   55                  536
    Goodwill impairment                                   --                   --                    209
    Fees paid in warrants                                 --                   --                    223
    Services and fee paid in common stock                 --                    441                1,928
    Amortization of debt discount                         --                   --                    210
Changes in current assets and
  liabilities, net of effects
  from reverse purchase
    Decrease(increase) in receivables                      (20)                  42                 (24)
    Increase(decrease) in accounts payable                 132                  631                1,929
    Increase(decrease) in taxes and                       --                   --                     15
    social costs payable
    Increase(decrease) in other                            (11)                --                    336

                                                      --------             --------             --------
Net cash used in operating activities                   (1,114)                (294)             (10,015)
                                                      --------             --------             --------

Cash flows from investing activities
  Patents and other                                       (375)                 (48)                (768)
  Cash acquired in reverse purchase                       --                   --                     13

                                                      --------             --------             --------
Net cash used in investing activities                     (375)                 (48)                (755)
                                                      --------             --------             --------

Cash flows from financing activities
  Proceeds from issuance of common stock                   945                   70                4,964
  Borrowing from shareholders                             --                   --                    242
  Increase in note payable and other
  short-term advances                                      505                  366                4,982
  Loan fees                                               --                   --                   (130)

                                                      --------             --------             --------
Net cash provided by financing activities                1,450                  436               10,058
                                                      --------             --------             --------

Effect on foreign exchange rate on cash                     14                  (94)                 757

                                                      --------             --------             --------
Net change in cash                                         (25)                --                     45

Cash, beginning of period                                   70                 --                   --

                                                      --------             --------             --------
Cash, end of period                                  E      45            E    --              E      45
                                                      ========             ========             ========


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three- and nine-month periods ended September 30, 2006 were of a normal and recurring nature.

The amounts presented for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results of operations for a full year.

The amounts in the notes are rounded to the nearest thousand of Euros except for per share amounts.

The Company was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the HIV-AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2006, the Company had not performed any human clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2007 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E6,611 at September 30, 2006. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E6,370 as of September 30, 2006, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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


Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at September 30, 2006 and December 31, 2005 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Current liabilities

The Company was not able to meet the E900,000 loan repayment due at September 30, 2006 to MFC Merchant SA ("MFC") under its E3.7 million credit facility. MFC had initially agreed to delay declaring a default to allow MFC and the Company to negotiate terms of repayment acceptable to MFC, and for the Company to identify additional investors to fund the repayment, which it did.

On September 1, 2006, the Company received a letter from MFC declaring the Company in default. Under the terms of the credit facility, the Company's default accelerates the repayment of the credit facility. In its letter, MFC demanded repayment no later than September 5, 2006 of the total outstanding balance under the credit facility, totaling approximately E3.9 million including interest through such date. The Company has not made that repayment.

In response to the prior threats of MFC to declare the Company in default of the above credit facility and receipt of the September 1, 2006 letter from MFC described above, the Company proceeded with lawsuits in Delaware and New York against MFC, Michael J. Smith, John M. Musacchio and Michael K. Allio, personally, and KHD Humboldt Wedag International, Ltd. (f/k/a MFCBancorp., Ltd.) alleging breaches of fiduciary duty, interference with prospective business relations and civil conspiracy against one or more of the foregoing parties. The Company believes that it has valid grounds to contest the validity of the credit facility with MFC and intends to defend itself vigorously against MFC's efforts to foreclose on the loan.

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


Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 104,409,594 and 72,032,474 for the three months ended September 30, 2006 and 2005, respectively. The weighted average number of shares was 104,409,594 and 70,591,953 for the nine months ended September 30, 2006 and 2005, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure.

Since the Company did not issue stock options to employees during the three months ended September 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2006 and 2005 should be read in conjunction with the Company's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2005 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2006.


NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue was nil for the nine months ended September 30, 2006 and September 30, 2005.

Costs and expenses decreased to E1,290,000 for the nine months ended September 30, 2006 from E1,463,000 (-11.8%) for the nine months ended September 30, 2005. Research and development expenses increased to E468,000 in the current period from E340,000 (37.6%) in the comparative period of 2005 as we are now preparing the viral challenge tests of our immunized non-human primates. General and administrative expenses decreased to E622,000 in the nine months ended September 30, 2006 from E904,000 in the comparative period of 2005 (-31.2%) mostly due to overall cost reduction measures and the fact that the comparative period of 2005 included the cost of 1,500,000 shares issued to an affiliate of MFC under pressure from MFC.

The Company reported a net loss of E1,290,000, or E0.01 per share, for the nine months ended September 30, 2006, compared to a net loss of E1,463,000, or E0.01, for the nine months ended September 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E45,000 at September 30, 2006 compared to E70,000 at December 31, 2005.

We have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing provided cash of E505,000 in the current period, of which E200,000 came from one of our shareholders and the balance pursuant to a non-revolving term facility compared to E366,000 during the nine months ended September 30, 2005. The non-revolving term facility is in the principal amount of up to E3.7 million and was to mature on December 31, 2006 before the Company was declared in default by MFC. At September 30, 2006, Mymetics had borrowed an aggregate of E3,947,000 pursuant to this non-revolving term facility.

As of September 30, 2006, we had an accumulated deficit of approximately E15.4 million, and we incurred losses of E1,290,000 in the nine-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E2,227,000 at September 30, 2006, include E353,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses, after E292,000 has been converted into restricted shares of our common stock at $0.10 per share for a total of 3,500,000 shares, on July 20, 2006. The E242,000 payable to shareholders at September 30, 2006, represents various amounts advanced by a shareholder and former director to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune", or literally, "return to better times," which means when the Company's financial status improves so that repayment is possible. This ambiguous concept has been contractually defined in November 1998 between the lender and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e., to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to the lender, if at all. Consequently, they are classified as long term debts. Because our French subsidiary is in receivership (as disclosed in our Form 8-K dated February 13, 2006), Mymetics SA cannot return to "better times" so long as the collection efforts of Dr. Serres force the Company to remain in receivership. Consequently, this amount will never have to be repaid, and we most probably will have to reverse it as soon as the French courts close the Mymetics SA file.

Net cash used in operating activities was E1,114,000 for the period ended September 30, 2006, compared to E294,000 for the period ended September 30, 2005, due mostly to an increase in Accounts Payable of E132,000.

Investing activities used E375,000 during the nine months ended September 30, 2006, entirely in the application of new patents, as compared to E48,000 used during the nine months ended September 30, 2005.

Financing activities provided cash of E1,450,000 for the period ended September 30, 2006 compared to E436,000 in the same period last year.

Proceeds from issuance of common stock provided E945,000 during the period ended September 30, 2006 compared to E70,000 in the same period in 2005.

Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our salaried executive officers a combined amount of E54,000 per month under an informal agreement approved by our Board of Directors in 2003 until June 30, 2006. On July 1, 2006, the Board of Directors approved formal Executive Employment Agreements with our CEO, CFO and CSO.

Since January 15, 2004, payments of E4,000 per month for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended September 30, 2004 to the Securities and Exchange Commission. We have not been able to make the payments due under the agreement on a regular basis, and we owed Professor Girard approximately E59,000 at September 30, 2006, after conversion of E40,000 into restricted shares of the Company's common stock at $0.10 per share (resulting in our issuance to Professor Girard of 500,000 shares of our common stock).

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

As of September 30, 2006, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of Vaccines Development. Certain secretarial work for our CEO is outsourced to self-employed secretaries who accept being partially paid in common stock of Mymetics at the current market price.

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

The Company anticipates its operations will require approximately E6 million until December 31, 2007. An additional E2 million will be needed either to settle or to litigate the MFC case. The Company will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company, or at all, to finance its operations. In the event that the Company is not able to obtain such additional capital, it would be required to further restrict or even halt its operations.

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

We are presently engaged in raising the equivalent of E8 million from Swiss investors under Regulation S under the Securities Act of 1933 in the form of Convertible Notes at staggered conversion prices between $0.10 and $0.60 (depending on the date committed). This method was preferred to straight sales of shares at current market price as we and our new investors believe that the market price presently does not accurately reflect the value of our common stock but only reflects our past and the difficulty we face in communicating our results to the public due to the complex scientific issues involved and the requirements of secrecy under patent laws, which preclude us from communicating our latest results until the relevant patent applications become public eighteen months after filing.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in 2007. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health
(NIH) or the French CEA decide to conduct it at their own expenses, which they presently do.

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of future clinical trials.

Our early attempts at attracting grants from humanitarian donors have not been successful because such donors are usually barred from making donations to for-profit and/or publicly traded companies such as Mymetics. In addition, most humanitarian donors demand that grant recipients abandon their intellectual property rights or alternatively, severely limit their commercial margins on the sale of preventive vaccines in the developing world. Based on the discussions we have had so far with major pharmaceutical companies in view of entering into a partnership agreement, it is obvious that these potential partners are not thrilled by the prospect of having to limit their margins in the developing world. Therefore and in order to become both eligible for grants and attractive to potential partners, the Company has decided to create (or enter into an agreement with an existing) non-profit foundation to which our intellectual property related to HIV Clade C will be granted free of charge through a cross-licensing agreement. HIV Clade C is the form of HIV virus prevalent in Africa and other developing countries, mostly in Asia. Mymetics will retain all intellectual property related to Clade B, the form of HIV virus prevalent in Europe and North America. Under this scheme, the foundation will be eligible for humanitarian grants to further R&D specifically aimed at developing countries while the prospect of having to cope with a low margin distribution of vaccine in such countries will not hamper our forthcoming negotiations with major pharmaceutical companies to which will only be able to offer Clade B based technology for distribution in high-yield markets such as Europe and North America.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                               PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)

CONTRACTUAL OBLIGATION                         TOTAL           LESS         1 - 3       3 - 5      MORE
                                                               THAN         YEARS       YEARS      THAN
                                                               1 YEAR                              5 YEARS
Long-term debt                                 E0              E0           E0          E0         E0
Capital Lease Obligations                      E0              E0           E0          E0         E0
Operating Lease Obligations                    E0              E0           E0          E0         E0
Purchase Obligations                           E610 (1,2)      E600         E10         E0         E0
Other Long-Term Liabilities Reflected on       E242 (3)        E0           E0          E0         E242
Mymetics Balance Sheet under GAAP

TOTAL                                          E852            E600         E10         E0         E242


(1) Represents various amounts due to suppliers and partners in respect of the forthcoming human clinical trials phase I scheduled for 2007.

(2) French auditors ("Commissaire aux Comptes") are elected for 6 years and cannot be terminated. Our French auditor was re-elected in 2003. Based on current budget and cost estimates, we posted E5,000 per year for the audits 2006 and 2007, when we expect the French company to be dissolved.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2006, the Court of Appeals of Lyon (France) invalidated a judgement rendered by the Lyon Industrial Tribunal ("Prud'hommes") in favor of Dr. Pierre-Francois Serres, a former director and officer of the Company. Under this lower court judgement and as disclosed on form 10-K for the year ended December 31, 2005 to the Securities and Exchange Commission, Dr. Serres was awarded approximately E173,000, of which E100,000 was payable immediately, i.e. without suspensive effect due to the appeal we filed on December 14, 2005. In the appeal judgement now rendered, the Court of Appeals qualified as "fictitious" the employment agreement presented to the lower court by Dr. Serres as the heart of his case against Mymetics SA. As a result, Dr. Serres not only suffered a complete defeat but was also condemned to make certain reparatory payments to Mymetics SA. In addition, Dr. Serres will have to reimburse approximately E33,000 he had previously been able to seize on the company's bank account based on the lower court's initial judgement. We intend to vigorously pursue this matter until fully resolved.

By way of background, Dr. Serres was terminated by the Company's previous management and later reinstated by existing management as Chief Scientific Officer retroactively commencing May 5, 2003. In November 2003 Dr. Serres was appointed Head of Exploratory Research. Dr. Serres resigned on June 13, 2005 as director of the Company and as an officer of the Company on December 26, 2005. Previously, the Lyon Industrial Tribunal had granted Dr. Serres an emergency injunction on October 14, 2003. In consideration for being reinstated by the Company's new management, Dr. Serres agreed in August 2003 to forfeit all legal and punitive compensation for having been terminated by the Company's prior management. Despite this pledge, Dr. Serres maintained his proceeding and on November 3, 2005, the Lyon Industrial Tribunal awarded Dr. Serres the full E173,000 he was seeking, of which approximately E100,000 was payable immediately despite the fact that we immediately appealed the judgment. We have attempted without success to negotiate with Dr. Serres regarding the payments immediately due to him under the judgment. In light of limited financial resources at that time, we did not have enough funds to both pay Dr. Serres the amount immediately due of approximately E100,000 and to initiate new rounds of animal preclinical trials supported by the latest encouraging scientific results. We decided to allocate existing financial resources to the preclinical trials and to contest the judgment of the Lyon Industrial Tribunal based upon advice of our French counsel that the judgment was illegal under French law and that an appeal should be successful. Dr. Serres pursued a strategy of raising pressure on the Company to pay his judgment by seeking to have our subsidiary liquidated through the Tribunal de Commerce in Lyon. He only succeeded in having the company put under a form of receivership ("Redressement Judiciaire"), as previously disclosed on form 10-K for the year ended December 31, 2005 to the Securities and Exchange Commission. We expect to have the company emerge from "Redressement Judiciaire" before January 31, 2007.

On June 30, 2006 and on July 5, 2006 respectively, Mymetics filed suit in the Delaware Chancery Court and the New York Supreme Court against its former officers and directors John M. Mussachio and Michael K. Allio, and significant investors, Michael Smith, MFC Merchant Bank, S.A. and KHD Humboldt Wedag International, Ltd., the parent company of MFC, f.k.a. MFC Bancorp, Ltd., alleging breaches of fiduciary duty, interference with prospective business relations and civil conspiracy against one or more of the foregoing parties and seeking monetary damages for these claims.

The lawsuits allege that Mymetics is an early stage research oriented company, with early scientific success in developing a vaccine that may prevent the transmission or spread of HIV. The lawsuits also allege that the defendants, former Mymetics officers, directors and investors, have materially jeopardized the future success of Mymetics' ongoing development of an AIDS vaccine by interfering with and frustrating funding opportunities and wasting Mymetics's assets in an effort to control the company for their own personal gain.

MFC had recently sent Mymetics a notice of default regarding payment of interest and principal due on a commercial loan addressed in our Form 8-K filed September 8, 2006

While we expect to prevail in these cases, our management believes that an adverse result could have a material adverse effect on our results of operations in future periods.

Our wholly owned subsidiary 6543 Luxembourg SA is presently not involved in any litigation incident to our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2006, our four officers agreed to convert approximately half of their respective claims against the Company arising out of unpaid salaries, fees and expenses since 2003 for an aggregate 3.5 million restricted common shares at a price of $0.10 per share (current market price was $0.03 per share), resulting in a decrease of our debt of E280,000.

During that same third quarter, no shares were issued for services rendered.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.   EXHIBITS

         EXHIBIT
          NUMBER       DESCRIPTION
         -------       -----------

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

Dated:  November   , 2006             MYMETICS CORPORATION


                                      By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer