Form 10-K
period 2006-12-31
MYMETICS CORP
filed 2007-03-30
CIK 927761

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers and directors are affiliates) was approximately U.S. $1,454,563 as of June 30, 2006, computed on the basis of the average of the bid and ask prices on such date. The Registrant has no non-voting common stock.

     As of March 19, 2007, there were 135,627,464 shares of the Registrant's Common Stock outstanding.

================================================================================

USE OF EUROS

     The financial information contained in this Form 10-K is provided in Euros
(E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 17, 2007, 1 Euro was convertible into 1.33 United States Dollars.

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS..........................................................    1
ITEM 1A. RISK FACTORS......................................................   13
ITEM 1B. UNRESOLVED STAFF COMMENTS.........................................   19
ITEM 2.  PROPERTIES........................................................   19
ITEM 3.  LEGAL PROCEEDINGS.................................................   19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   20

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................   21
ITEM 6.  SELECTED FINANCIAL DATA...........................................   25
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................   25
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   32
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   34
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................   34
ITEM 9A. CONTROLS AND PROCEDURES...........................................   34
ITEM 9B. OTHER INFORMATION.................................................   34

                                  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.............   35
ITEM 11. EXECUTIVE COMPENSATION............................................   38
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS...................................   40
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE......................................................   42
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................   42

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................   43

SIGNATURES.................................................................   67

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

We own all of the outstanding voting stock of 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg, and 99.9% of Mymetics S.A. (formerly Hippocampe S.A.), a company organized in 1990 under the laws of France ("Mymetics S.A."), which is a subsidiary of 6543 Luxembourg S.A. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

We currently do not make, market or sell any products or services, and thus, we have no revenues. We believe, however, that our research and development activities will result in strong intellectual property that can generate revenues for us in the future. Our business model is to conduct our research and development far enough to sign a partnership agreement with one or more major pharmaceutical companies active in either or both the fields of HIV-AIDS preventive vaccines and therapies.

DEVELOPMENT OF THE COMPANY

From our inception in 1990 to December 1997, we operated in the environmental services industry, focusing on thermal treatment, remediation services and waste oil recycling. In February 1995, we completed an initial public offering. In 1998 and 1999, after disposing of our environmental services businesses, we provided consulting services to an industrial customer in Europe. In June 1999, we acquired a majority interest in Nazca Holdings Ltd., whose business involved the exploration for and development of groundwater resources in Chile. Following the disposal of our interest in Nazca in July 2000, we did not have an operating business.

In March 2001, we acquired 99.9% of the outstanding shares of Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., or Preferential Shares, which are convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation.

MYMETICS CORPORATION

Mymetics's primary objective is to develop vaccines and therapies to prevent and treat the effects of certain retroviruses, including the human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Additional applications of Mymetics's research include potential treatments and/or vaccines for human oncoviral leukemias, multiple sclerosis, and organ transplantation.

Prior to 2002, our activities such as design of the prototype molecules, synthesis, and in vitro testing, had been conducted exclusively in Europe. During the second quarter of 2002, we launched programs in the United States in an attempt to reinforce our intellectual property portfolio and to accelerate the commercialization of our technology. Our previous management believed that expanding our operating activities in the United States offered numerous advantages, including greater access to expertise, grants, subsidies, intellectual property and public and private research teams. Due to financial constraints, it decided to limit these activities in January 2003. Following the management changes of July 2003, our activities have again been conducted exclusively in Europe, with certain pre-clinical tests being performed in the United States by the National Institutes of Health (NIH).

Under our "best of class" R&D model, the overall research strategy, as well as most original ideas, are defined and contributed by our own scientific team, including Dr. Sylvain Fleury, Ph.D. (Chief Scientific Officer) and Professor Marc Girard, DVM, D.Sc. (Head of Vaccine Development). Any given project is first subdivided into "technology modules" which are then subcontracted to "best of class" teams from academia, public or private laboratories or industry, all chosen for their high standards and specific knowledge. For example, if we need rabbits to be bred, we will outsource this work on a commercial basis to the best company we can find. Most of the work that we outsource is available through other vendors and to date there have not been any providers that are the only source of expertise that we require. We believe that having such specialized expertise in-house would make us dependent on the staff required to carry out such tasks. We believe we benefit from the established relationships with our partners and that it is a cost effective approach to achieving our business plan. Mymetics pays for and coordinates the work, consolidates the results and retains all intellectual property associated with it. In certain limited cases, we will sign partnership agreements with companies offering technologies that can enhance or add value to our own products under development. An example of this approach is the scientific collaboration agreement with Pevion AG, a small Swiss company that granted us an exclusive license to use their Virosome vaccine delivery technology in conjunction with our AIDS preventive vaccine under development. Under this model, Mymetics retains all intellectual property rights in the combined research and applies for domestic and international patents whenever justified. In limited cases, the patent ownership is shared with certain partners such as the French INSERM (Institut National de la Sante Et de la Recherche Medicale). In this case, Mymetics nevertheless received an exclusive license for the eventual exploitation of the shared patents.

Our business model is to sign a partnership agreement with at least one of the few major pharmaceutical companies presently active in the preventive vaccine against HIV-AIDS as soon as our human clinical Phase I trials are completed. We are trying to achieve this by June 2008. We expect that partnership agreement to be typical in the world of biotechnology: an initial cash payment, followed by a series of payments associated with specific milestones and finally, royalties on any sales of end products, assuming these will have been approved by the various regulatory authorities involved, such as the Food and Drug Administration. We would not expect this to occur prior to 2010-2011.

LUXEMBOURG 6543 S.A.

Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 2001 in connection with the acquisition of Mymetics S.A. by Mymetics Corporation as a vehicle to allow the former French shareholders of Hippocampe S.A. to defer French taxes due on the exchange of their Hippocampe S.A. shares for Mymetics Corporation shares. Luxembourg 6543 S.A. is dormant. We intend to liquidate it as soon as Mymetics S.A. is dissolved following its emergence from its receivership status discussed below.

MYMETICS S.A.

Our French subsidiary, Mymetics S.A. (formerly, Hippocampe S.A.), founded in 1990, is a biotechnology research and development company devoted to fundamental and applied research in the area of biology and medicine. The company is the legal owner of our initial key patents, which were applied for prior to it being acquired by Mymetics Corporation. At this time, it is not possible to transfer these patents to any non-French legal entity without the French tax authorities' approval. This approval requires an assessment of the actual economic value of the patents, which the French tax authorities will only accept as resulting from one or more arms-length transactions in which the technology protected by the patents is licensed or sold to one or more third parties. Mymetics S.A. is presently inactive. Its last salaried employee completed her assignment and had her employment contract terminated on January 31, 2005. We do not intend to hire new staff in France in the foreseeable future, and all R&D will be conducted by Mymetics Corporation. We intend to liquidate Mymetics S.A. as soon as it emerges from receivership, discussed below.

On February 7, 2006, the Tribunal de Commerce in Lyon, France placed Mymetics S.A., under receivership ("Redressement Judiciaire") as a result of an ongoing dispute between Mymetics Corporation and a former officer and director, Dr. Pierre-Francois Serres, who obtained an initial judgment against Mymetics S.A. in France in the amount of E173,000 for an alleged wrongful termination by the Company's prior management during 2003, which judgment was reversed on appeal. The court appointed two judges to oversee the case, a lawyer to represent the creditors and a judicial administrator to manage Mymetics S.A., all of whom are considered agents of the court. The court further imposed a two-month "observation period" during which management and the administrator should strive to find a solution to the crisis. This period has been extended several times, the last time until May 7, 2007. We expect to arrive at a viable solution before the end of this observation period.

Under the order of the French court, Mymetics S.A. recently sold its patents to Lomastar Technologies for E80,000 in order to pay its creditors and the administration costs of the case. We do not believe that the sale of the patents is significant to us since they expire in 2017 and 2018, the dates we first expect to be selling the vaccine. To protect the value of our intellectual property, however, we are negotiating an exclusive worldwide perpetual license with Lomastar Technologies with respect to these patents that we hope to conclude in the next several weeks. There can be no assurance, however, that we will be successful in achieving this result, which could limit the value of our intellectual property and the potential value of our company to a prospective purchaser.

TECHNOLOGY

CURRENT APPROACHES

Current drug treatments in HIV focus on slowing or impeding the progress of the virus once it has infected the body's host cells. Recent approaches seek to develop therapies that prevent the virus from fusing with host cells. If the virus cannot fuse, it cannot enter inside the cell(infect) and reproduce, thereby facilitating the successful fight of the body's immune system against the invasion.

HIV transmission generally occurs through sexual contact. Indeed, semen and cervico-vaginal secretions may potentially transmit HIV to the gastrointestinal, anorectal and genitourinary tracts because these fluids contain cell-free HIV particles and numerous HIV-infected cells. Contracting HIV infection may be subdivided into two main events. The first event, considered as a very early step, corresponds to viral translocation across mucosal surfaces that facilitates virus penetration and spreading into the body. The second event, which usually takes place after virus translocation such as by transcytosis, represents the infection step that leads to virus entry into target cells (ex. CD4+ T lymphocytes). Therefore, the HIV vaccine should ideally elicit immune responses not only in the blood but most importantly, also at the primary entry site, which corresponds to two important anatomically compartments: genital-reproductive tracts and intestine/rectal mucosal tissues. Therefore, vaccines or therapies for preventing this very early event of HIV translocation at the mucosa levels (ex. Transcytosis) became another important research aspect.

Until recently, vaccine development was focusing on clade B strains, which dominate the epidemic in industrialized countries but cause only about 12% of infections globally. Development of non-clade B candidates, having clade C as a key target became a priority and Mymetics seriously intends to invest all its research effort in developing its "universal" vaccine, with a primary interest for the clade C because of its world dominance, especially in countries under development like Africa, India and Asia.

MYMETICS'S APPROACH

Mymetics proposes an innovative AIDS vaccine that could prevent or reduce HIV entry at the mucosal level (primary entry: early event) as well as preventing cell infection by HIV (late event). To achieve this goal, Mymetics has combined three important concepts in the vaccine design for eliciting different sets of antibodies:

1- Preferential induction of mucosal antibodies for protecting various anatomical compartments

Mymetics postulates that the induction of protective mucosal antibodies such as IgA and secretory IgA might block the early event of HIV entry across the genito-reproductive and intestinal tracts. These mucosal antibodies could also contribute to prevent the HIV infection of target cells located just under the mucosal epithelium, thus preventing HIV entry and spreading in the body. Neutralizing blood antibodies (systemic) such as IgG will also be elicited by Mymetics's vaccine candidate. These blood antibodies will likely act on later events that may take place into secondary lymphoid organs, which consist to prevent the infection of target cells in the periphery, outside of the mucosal system. These mucosal (mostly IgA) and blood (mostly IgG) antibodies should act synergistically for optimal protection against HIV transmission and they may circulate from one compartment to another one, especially blood antibodies migrating to the mucosa levels.

2- Focused antibody response against relevant conserved gp41 regions

To achieve this objective, Mymetics's HIV vaccine candidate is constituted of gp41 peptides and recombinant proteins that are devoid of immunodistractive and useless areas. Generally, the immune system develops immune responses toward all possible regions of the foreign antigens (peptides, proteins, etc.). However, antigens are often harbouring several immunodominant regions, each eliciting an immune response of different magnitude (low, intermediate or strong recognition/affinity by the immune system) and frequency (region rarely, sometimes or often recognized by the immune system). Therefore, it is common to observe an immune response that preferentially recognizes some protein areas (immunodominant), while others are neglected. Furthermore, viruses have developed antigens that contain often immunodominant regions for distracting the immune system. These immunodistractive regions may have little or no function for the pathogen protein but may blind the immune system. Consequently, immune responses against the pathogen might be sometimes useless. Mymetics is developing vaccines that contain different antigens expressing limited and useful immunodominant regions, while useless immunodistractive regions have been removed or altered with minimal effect on the immunogenicity of the viral antigen. Using this approach, it forces the antibody response to focus on relevant viral protein regions.

3- Minimal mimicry

This concept is intended to remove in part or entirely the human protein homologies naturally present in many HIV proteins that serve as a vaccine component. To achieve that objective, Mymetics intends to use as a candidate vaccine the smallest engineered viral antigen sequence for two main reasons. First, the smaller the protein, the more limited are the homologies with human proteins. Second, it is easier to remove human homologies into a small viral protein or peptide because of their limited distribution. Using this approach, Mymetics believes that an HIV vaccine constituted of viral antigens or genes encoding viral antigens with minimal human homologies should reduce the risk of developing potential long-term autoimmunity side-effects after HIV vaccination.

How to trigger the protective immune response?

Mymetics's vaccine uses the technology of Virosomes(R), a lipid-like structure highly efficient for delivering the vaccine's active ingredients.

The virosome-based vaccine is constituted of two types of virosomes, each with surface anchored gp41-derived conserved antigens, each eliciting different antibodies not mutually exclusive with a broad activity spectrum:

     - Virosomes with peptides corresponding to the conserved Membrane Proximal Region (MPR) of gp41 for triggering protective mucosal antibodies (mostly IgA) against a broad spectrum of HIV isolates.

     - Virosomes with soluble/stable recombinant gp41 without the MPR for eliciting complementary neutralizing IgA and IgG antibodies.

This Virosomes(R) technology is already market approved in more than 40 countries with excellent safety profile and no mucosal adjuvant is required for triggering mucosal antibodies.

We executed an exclusive License Agreement dated March 1, 2007 with Pevion Biotech for the use of Virosomes(R) in the production of our HIV vaccine. We believe that our exclusive agreement with Pevion Biotech provides a competitive advantage by allowing us to avoid using an adjuvant for our HIV vaccine. We believe that adjuvants have not sufficiently advanced to allow clinical testing for our HIV vaccines.

By carefully modifying parts of the HIV gp41 molecule, Mymetics has obtained vaccine subunits such as gp41 peptides and engineered recombinant gp41 molecules that:

     - May form stable dimers, trimers or tetramers and the protein folding isclose to the native protein;

     - Are soluble in the absence of detergent and can be incorporated into an artificial lipidic membrane, which is more suitable for in vivo work;

     - Can be chemically synthesized or easily produced by recombinant bacterialike E. coli;

     - Have been stripped of immunodominant areas that generates numerous non-neutralizing antibodies, which may fool the immune response.

     - Have been stripped of its key IL-2-like sequence and other human homologies, minimizing the important potential cross-reaction with host proteins that may contribute to the destruction of the immune system seen in HIV patients;

This type of new engineered gp41 molecules should be able to elicit antibodies with a broad spectrum of action (cross-clade neutralization like A, B and C): blocking virus translocation across the mucosal barrier and/or to inhibit cell infection, thus preventing HIV-1 infection.

Based on our recent research results, we believe that Mymetics's HIV vaccine candidate and strategies definitely place us amongst the most advanced teams devoted to AIDS prophylactic vaccine research that aims to prevent HIV transmission across the mucosal barrier.

Mymetics's findings further apply to a range of additional diseases, including certain oncoviruses often associated with leukemia.

THE IMMUNE RESPONSE

Normally, the body's immune system responds to the invasion of pathogens. In the case of HIV, for example, an infected host cell alerts the immune system by secreting interleukine-2 (IL-2), a special protein (called a cytokine) that acts as a key messenger for many cells of the immune system.

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

These nine clades have uneven geographic distribution patterns. Clade C circulates in South Africa, India and parts of China. Clade A and D are common in East Africa and clade B is common in North & South America and Western Europe. Looking at the global numbers, it emerges that four clades (A, B, C and D) plus two recombinant forms called CRFs 01 and 02 (both of which are about 70% clade A) account for over 90% of all infections worldwide. From this perspective, diversity can be mostly limited to 4 key major clades, plus small contributions from the non-A segments of these two CRFs. According to the statistics, clade C represents the world's most dominant HIV (>50%).

HIV attaches itself to the target host cell using a harpoon-like surface protein called gp160. This protein spears the host cell's membrane, drawing them together so that the virus can fuse with the host cell. Once attached, the virus penetrates the cell and commandeers the cell's machinery. Then it rapidly replicates itself.

HIV-1 is lethal since it targets the most central cell of the immune system, the CD4+ T cells which produce the IL-2 cytokine, a key messenger for immune cells. These cells usually coordinate the cellular and humoral responses that are directed to thwart the pathogen (HIV). When the number of such CD4+ T cells decreases significantly over time, the amount of IL-2 becomes too low for an efficient immune attack orchestration. Consequently, HIV as well as other pathogens evade the activity of the immune system, leaving the host vulnerable to disease.

HIV proves itself an elusive target because it:

     - Reproduces itself at an extraordinary rate (several million new virus particles are created daily)

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

Mymetics has discovered a peculiar inter-reactivity between part of the virus's "harpoon" and the host cell's "alarm" (IL-2). We call it "mimicry". Several other homologies between HIV and human proteins have been reported. It has also been reported that most of HIV infected subjects develop auto-antibodies (antibodies attacking your own proteins), even in early phase of the infection. It has been postulated that some mimicries must exist between HIV and human proteins, which could lead to such autoimmunity problems.

The shaft of the virus' harpoon, called gp41, actually appears to "mimic" the host cell's IL-2. This dynamic enables the virus to attach itself to the host cell membrane at a precise portal. An unusual consequence: when the "soldiers" (antibodies against the viral gp41 protein) arrive to battle the virus, they can potentially "confuse" the virus's gp41 with the host cell IL-2 and attack and destroy them both.

As the immune system methodically kills its own soldiers, the HIV continues to replicate swiftly. The equilibrium shifts and the HIV outpace our body's defenses. Such events likely contribute to the development of AIDS, a fatal disease that affects an increasing number of people worldwide. In light of these reported observations, Mymetics is using this information to develop a safer HIV vaccine that would be constituted of vaccine subunits having minimal human homologies.

WHERE ARE WE AND WHERE ARE WE GOING?

From 1997 to 2001, Mymetics's R&D has documented the existence of an important three-dimensional molecular mimicry between the gp41 glycoprotein of HIV-1 and the human interleukin-2 (IL-2) cytokine, a mimicry also found in lentiviruses causing AIDS in other animal species. Mymetics has explored this mimicry as the starting point for developing a safe HIV-1 candidate vaccine capable of eliciting protective antibodies, while preventing potential harmful cross-reactivities toward host proteins such as the human IL-2 (Mymetics US Patent 6,455,265). We believe that this innovative concept may render vaccines from the 21st century as efficacious as those from the 20th century, in addition to being safer.

Together with Protein'eXpert S.A. (Grenoble, France), we have succeeded in engineering and producing in bacteria E. Coli the first gp41 generation in September 2003, which forms soluble and stable gp41 trimers that closely resembles the native gp41 found on HIV-1. This first generation of gp41 immunogen is devoid of the cluster I and 2F5/4E10 epitopes, in addition of being mutated in one important IL-2 mimicry area. The design of the first gp41 generation was intended to identify new important epitopes as well as to focus the immune response on possible neutralizing epitopes different from the 2F5/4E10 previously identified by other teams.

In 2004, we started a collaboration with Dr. Morgane Bomsel(Cochin Institute, Paris, France), a renowned scientist in the field of HIV transcytosis and mucosal immunity. Dr Bomsel had few monoclonal IgA antibodies obtained from a phage display libraries issued from B cells of HIV resistant women. These monoclonal IgA antibodies were found later capable of preventing HIV transcytosis and HIV infection of primary isolates. Interestingly, these IgA have recognized epitopes on our gp41 first generation devoid of the 2F5/4E10 epitopes, meaning that other potential neutralizing epitopes exist and they are not limited to IgG isotypes.

From January to August 2004, the first gp41 generation was tested in rabbits for it's capacity to elicit neutralizing antibodies toward HIV-1. Such antibodies were obtained in large quantities and their neutralizing potential was evaluated by our academic collaborators. Thus, Dr. Morgane Bomsel obtained 60% inhibition of HIV-1 transcytosis with primary strains. Sera were also tested in the laboratory of Dr Christiane Moog (Institut Pasteur, Strasbourg, France), a well acclaimed specialist in neutralizing antibodies in the HIV field. In the performed assay, primary T cells infection by primary HIV-1 strains from clade B (Bx-08 and SF-162) and clade C (TV1) were respectively neutralized at 70%, 80% and 90% by low sera dilutions. When total rabbit antibodies were purified from the serum, a neutralizing activity of 80% was obtained with an antibody concentration of 20ug/ml, using three primary HIV-1 strains. These results are similar to those obtained with the 2F5 monoclonal antibody (>90% inhibition), one of the most potent neutralizing antibodies so far identified. Infection of primary human macrophages by primary HIV-1 strains was also strongly inhibited (>90%) with a low antibody concentration (<2ug/ml). These preliminary results were highly encouraging, considering that the first gp41 generation of immunogen did not include the 2F5/4E10 epitopes.

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

Based on the experience acquired over the first three years (2003-2005), we were strongly convinced that orienting the anchorage of gp41 proteins or gp41-derived peptides onto stable synthetic lipid membranes would better present the antigen to the immune system. Therefore, a third generation of recombinant gp41 proteins was engineered during Winter-Spring 2005, which lead to the conclusion that not all epitopes should be present on the same antigenic structure. In fact, to avoid protein aggregation and to improve the yield of protein production, some epitopes most be taken separately from others on different antigens. This approach offers the main advantage to present key epitopes to the immune system, using different antigens, which should eliminate the problem of epitope immunodominance. Furthermore, we intend to better target the mucosal immune system by a more adequate vaccine delivery system: testing nasal administration alone or in combination with intra-muscular injection.

In parallel to the protein approach, during Winter-Spring 2005 and in collaboration with Pevion Biotech Ltd. (Bern, Switzerland) and Dr. Bomsel, the second vaccine prototype has been formulated. This prototype consisted of using peptides derived from the conserved proximal membrane region of the gp41 ectodomain grafted in an oriented manner onto biosynthetic stable lipidic spheres called Virosomes(R). Rabbit immunizations (France) were launched from May to November 2005 for targeting the mucosal immune response. Biological samples were analyzed and all rabbits have produced specific antibodies toward the gp41 peptides. More importantly, when these samples were tested into transcytosis assays, most of these vaginal and rectal secretions (diluted 10-fold for the assay) contained antibodies that were able to prevent translocation (transcytosis) of primary R5 clades B and C with an efficiency of 70-90%, which is close to what is observed with human secretions isolated from HIV-resistant women.

This successful rabbit study lead us to another pre-clinical trial in 2006 on non-human primates (macaques), hoping to reproduce the same results with virosomes-gp41 peptides. From March to September 2006, sixteen female macaques (animal facilities in Beijing, China) were immunized four times (40ug/100ul injected) over 6 months.

     - Mymetics's vaccine based on virosomes(R)-gp41 peptides have elicited mucosal IgA and blood IgG antibodies in >90% of vaccinated macaques.

     - These IgA and IgG antibodies could get redistributed into the genital and intestinal compartments, even in animals vaccinated by intra-muscular injection in the absence of mucosal adjuvant.

     - These antibodies were also capable of preventing at least 60% of HIV entry across a human mucosal epithelium in vitro and up to 98% in two out of sixteen animals. Significant inhibitions were obtained with primary HIV from clades B and C.

     - Such success into the macaque animal model, in the absence of mucosal adjuvant, is a major breakthrough which is highly encouraging for future human clinical trials.

     - Antibodies from secretions will be purified and evaluated for their potential to neutralize HIV infection.

Following vaccination, macaques will be rectally challenged 5 months later with SHIV162P3 for measuring the level of protection.

In parallel, we are close to finishing the production of the gp41 4th generation for clades B and C that will combine the best characteristics of the first three generations of gp41 previously synthesized. This gp41 will be grafted on virosomes for being tested during the next pre-clinical trial on non-human primates. This second pre-clinical trial should be launched in Spring 2007 for evaluating the vaccine candidate constituting two virosomes: virosomes-gp41 peptides combined with virosomes-rgp41. Mymetics is expecting this HIV vaccine prototype to trigger the best immune protection. Clinical lots of gp41 peptides and proteins are planed for Q3 2007, then toxicology and phamacokinetics evaluations will be conducted. If pre-clinical results are as good as with induction of mucosal antibodies as the primary end point of the study.

Visit the IAVI web site (www.iavi.org) for more background information on AIDS.

VACCINAL USE OF THE MIMICRY DISCOVERY

Our current research modules focus on the following two fields:

PREVENTIVE VACCINES

Mymetics believes that its discovery of the host-virus IL-2 mimicry opens the door to novel therapeutic and HIV-AIDS preventive vaccine strategies. We are convinced that properly mutated and engineered trimeric gp41 molecules represent excellent candidate vaccines because they are devoid of the "IL-2" like structure and other major human homologies and consequently, its potential harmful associated auto-immune side effects. Furthermore, these engineered gp41 have conserved their antigenic properties and correspond to the most conserved region of the viral envelope glycoprotein, which otherwise exhibits considerable genetic diversity. Mymetics specific preventive vaccine would be "universal" in that it would train the body's mucosal and blood immune system to recognize and defeat a broad array of HIV strains, while preventing the potential induction of the autoimmune reaction toward IL-2. Mymetics recent advances in protein engineering, peptide designs and mucosal antibody results have kept Mymetics's vaccine program very competitive.

THERAPEUTIC MOLECULES

Based on insights into mimicry, we have developed a series of synthetic peptides, based on the well-conserved IL-2 homologous regions, that might inhibit the fusion between HIV or FIV (the virus causing AIDS in cat) and its target cell in an infected host. For the in vitro work, these synthetic peptides have been effective for blocking both HIV and FIV infections, while in vivo experiments with FIV peptides were investigated until 2003. This application would complement available antiretroviral drugs, or may even provide a substitute for the available antiretroviral drugs for FIV and HIV. FIV causes a disease with a low mortality incidence and the market for such peptides is too limited and hardly profitable. Therefore, we have decided to cease this research activity, especially in light of our difficult financial situation. Similarly, we stopped research on HIV peptides because new compounds were emerging in the market and we could not remain competitive. However, if our financial situation improves in a short term, we have the possibility to combine our HIV peptide technology with another one for creating a new type of drug orally available, which could become highly attractive.

We currently have compound prototypes potentially capable of commercialization, including:

     - Preventive vaccines - administered to healthy subjects (HIV-negative) to prevent infection by HIV.

     - Therapeutic molecules (pharmacological agents) - administered to infected subjects to prevent cell infection by HIV and slowing down the spread of the virus.

Visit our web site www.mymetics.com for more detailed information on our technology platform.

INTERNATIONAL AIDS VACCINE INITIATIVE (IAVI)

Visit the IAVI site (www.iavi.org)for more background information on AIDS or download the IAVI Global Report (pdf format) which has a great deal of useful information about AIDS, vaccines and other related issues in a few easy-to-read pages at (www.iavi.org/pdf/globalscience.pdf).

RESEARCH AND DEVELOPMENT EXPENSES

INTELLECTUAL PROPERTY

We are the exclusive owner of intellectual property relating to our core business which is focused on the development of novel HIV-AIDS preventive vaccines and therapeutics. Particularly, we have:

     -    Two issued French patents FR99 06528 and FR01 15424 on IL-2 mimicry.

     -    One European issued patent EP1034000 on IL-2 mimicry.

     - One U.S. issued patent US 6,455,265 on gp41 & IL-2 mimicry and its corresponding national filings and divisional filings in various countries including Europe, the United States, Japan, Canada and Israel.

     -    Filed two patents under the Patent Cooperation Treaty, or PCT:

          -    WO 03/048187 (PCT/US02/38152 filed on November 27, 2002 for peptides rich in tryptophane as inhibitors of HIV infection from
               PFS).

          -    WO 03/104262 (PCT/US03/18251 filled on June 10, 2003 for
               describing gp41 peptides or proteins to block HIV fusion/infection), with national phases in the United States and EP.

     - We have additionally filed four United States provisional applications related to the field.

     - On July 29, 2004, we applied for a new PCT (PCT/IB2004/002433 or WO2005010033) which covers our mutated, trimeric, stable recombinant gp41 protein.

     -    On May 2, 2005, we applied with INSERM for a new PCT
          (PCT/IB05/001182), which covers the description of IgA antibodies against our recombinant gp41 protein.

     - On March 3, 2006, we applied with INSERM and Pevion for a new PCT which covers our latest prototype HIV-AIDS preventive vaccine based on the usage of the virosome technology with HIV peptides and proteins.

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

COMPETITION

We have not yet developed an actual product or generated any revenues. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine all of which could be considered competitors. We are conducting research aimed at developing a "universal" preventive vaccine that could elicit protective mucosal and blood antibodies against HIV, with a primary interest for the clade C because of its world dominance. Our vaccine shall provide protection against a broad array of viral HIV-1 strains from different clades such as A, B, C and D.

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

The worldwide vaccine market is dominated by four large multinational companies:
Sanofi Pasteur S.A. (formerly Aventis Pasteur S.A.), Merck & Co., GlaxoSmithKline Plc, and Novartis-Chiron Inc. Other companies such as Progenics Pharmaceuticals, Inc., are developing therapeutic HIV vaccines, i.e. vaccines that target HIV-infected persons in an attempt to control the development of the disease.

While many of these individuals and entities have greater financial and scientific capabilities, and greater experience in conducting pre-clinical and clinical trials, we believe that our innovative approach to vaccine development is very competitive. Our approach is based on three main aspects: 1) design of lipid membrane anchored-antigens forming dimmers, trimers and tetramers that force the immune system to focus the response only on key relevant conserved regions; 2) the induction of protective antibodies not only in the blood but most importantly in the genito-reproductive and intestinal mucosal compartments (primary HIV entry site) and; 3) on the observed immunological cross-reactivity (or mimicry) between the well preserved, antigenic and immunodominant domain of GP41 and IL-2, and on the observation of expected autoimmune consequences in HIV infected subjects. Overall, our vaccine candidate will provide an advantage over existing and future approaches that have been pursued so far because all our competitors are using DNA, viral vectors, recombinant proteins or peptides with native viral sequences with no or limited deletion of human sequence homologies (linear or tridimensional) and poorly induce mucosal immunity. Therefore, all these vaccine prototypes are potentially harmful on a long-term basis for human health and do not target properly mucosal tissues. Vaccine candidates under development of investigation include:

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

GOVERNMENTAL REGULATION

Our strategy was crafted in part to minimize the risks usually associated with clinical trials, regulatory approvals and marketing, which we would expect to be borne by one or more future partners.

We contract with third parties to perform research projects related to our business. These third parties are located in various countries and are subject to the applicable laws and regulations of their respective countries. Accordingly, regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products by our future partners and therefore has a direct impact on our ongoing research and product development activities.

Any products that will be developed by our future partners based on our technology will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. In addition, various federal and state statutes and regulations will also govern or influence testing, manufacturing, safety, labelling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Obtaining royalties in the future will depend on our future partners' ability to obtain and maintain the necessary regulatory approvals.

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

Phase III. Refers to expanded controlled clinical trials, which many times are designated as "pivotal trials" designed to reach end points that the FDA has agreed in advance, if met, would allow approval for marketing. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labelling. Phase III trials can include from several hundred to several thousand subjects depending on the specific indication being treated.

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to the patient. We have not yet conducted any clinical trials and are currently focused on research. Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA, in the form of an new drug application, or NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet the predetermined study end points and other regulatory approval criteria.

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

Mymetics Corporation had three full-time employees: Mr. Christian J.-F. Rochet, our Chief Executive Officer, Mr. Ernst Luebke, our Chief Financial Officer and Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer. Mymetics Corporation further had one part-time consultant: Professor Marc Girard, DVM, D. SC., our acting Head of Vaccine Development.

Under their respective employment or consulting agreements, all our officers have agreed that their salaries, fees and out-of-pocket expenses will only be paid to them from time to time as the Company's financial position allows. As a result, Mr. Rochet, Mr. Luebke, Dr. Fleury and Prof. Girard were respectively owed E45,796, E176,167, E58,601 and E57,053 at December 31, 2006 after having agreed to convert approximately 50% of their respective claims into Mymetics common restricted shares at $0.10 per share, the current market price at the time of the conversion being $0.05 or less.

WWW.MYMETICS.COM

News and information about Mymetics Corporation and its subsidiaries is available on our web site, www.mymetics.com.

ITEM 1A. RISK FACTORS

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

WE HISTORICALLY HAVE LOST MONEY, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have lost money. In the year ended December 31, 2006, we sustained net losses of approximately E1,585,000. In the years ended December 31, 2005 and December 31, 2004, we sustained net losses of approximately E1,939,000 and E2,202,000, respectively. At December 31, 2006, we had an accumulated deficit of approximately E15,672,000. Total cash disbursed since 1990 for operating activities, including research and development, is E10,541,000.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

-    the timing and cost of product development;

-    the progress and cost of preclinical and clinical development programs;

-    the timing and cost of obtaining necessary regulatory approvals;

-    the timing and cost of sales and marketing activities for future products;
     and

- the costs of pending and any future litigation of which we may be subject.

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

To become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

In order to generate new and significant revenues, we must successfully develop and commercialize our proposed products or enter into collaborative agreements with others who can successfully develop and commercialize them. Our business plan is predicated on commercializing our products in collaboration with others. Even if our proposed products are commercially introduced, they may never achieve market acceptance and we may never generate significant revenues or achieve profitability.

WE NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND WE MAY BE UNABLE TO RAISE SUCH FUNDS ON A TIMELY BASIS AND ON ACCEPTABLE TERMS.

Although we have restructured our existing debt as discussed below, we have not alleviated our working capital needs. We need to address our working capital needs by the end of June 2007 to allow us to continue devoting our efforts to development of the business instead of raising needed capital. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business plan within the time frames that we now expect, which could increase the amount of capital we need and could threaten the success of our business if competitors are able to produce an effective vaccine to the market ahead of us. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OR PREDICT OUR FUTURE BUSINESS PROSPECTS.

We have no operating history, and our operating results are impossible to predict because we have not begun selling any products. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise, including:

-    the absence of an operating history;

-    the lack of commercialized products;

-    insufficient capital;

-    expected substantial and continual losses for the foreseeable future;

-    limited experience in dealing with regulatory issues;

-    limited marketing experience;

- an expected reliance on third parties for the commercialization of our proposed products;

- a competitive environment characterized by numerous, well-established and well-capitalized competitors;

-    uncertain market acceptance of our proposed products; and

-    reliance on key personnel.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive and regulatory environment in which we will operate. See "Description of the Business".

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

OUR PROPOSED PRODUCTS ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2010, IF AT ALL.

Our proposed key products still are in the development stage and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. See "Description of the Business". While we are pleased about the progress made to date on these products, we cannot be sure that these products in development will:

-    be successfully developed;

-    prove to be safe and efficacious in clinical trials;

- meet applicable regulatory standards or obtain required regulatory approvals;

- demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

-    be capable of being produced in commercial quantities at reasonable costs;

- obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or

- be successfully marketed or achieve market acceptance by physicians and patients.

We do not intend to undertake any product development beyond Phase II human clinical trials (i.e., Phase III clinical studies) or be responsible for obtaining regulatory approval or marketing the products. Nevertheless, even if we are successful in selling or licensing our products to another pharmaceutical company, it likely that any revenues we may receive in connection with those arrangements will depend upon that other companies sales, which will, in turn, depend upon the factors stated above.

NEITHER CHRISTIAN ROCHET, OUR CHIEF EXECUTIVE OFFICER, NOR ERNST LUEBKE, OUR CHIEF FINANCIAL OFFICER, ARE FULLY PAID FOR THEIR EFFORTS, AND MAY BE FORCED TO SEEK OTHER EMPLOYMENT ON A FULL TIME OR PART TIME BASIS WHICH COULD ADVERSELY AFFECT THE COMPANY'S PROSPECTS.

Messrs. Rochet and Luebke are intimately familiar with the business of the Company, its funding contacts, employees, advisors, consultants and strategic partners. The inability of the Company to compensate them in accordance with the amounts due under their respective Employment Agreements could force them for economic reasons to seek other employment on a part time or full time basis. Finding people of comparable talent and dedication with the contacts that they have to persons important to the present and future business of the Company would be difficult given our inability to pay management the amount of money they are owed and the amount of money new management would likely demand.

ALTHOUGH WE DO NOT BELIEVE EITHER SYLVAIN FLEURY, OUR CHIEF SCIENTIFIC OFFICER OR MARC GIRARD, AN IMPORTANT SCIENTIFIC CONSULTANT, HEAD OF OUR VACCINE DEVELOPMENT PROGRAM, ARE PLANNING TO LEAVE US, REPLACING EITHER OF THESE MEMBERS OF OUR SCIENTIFIC TEAM WOULD BE DIFFICULT AND WOULD DIMINISH THE COMPANY'S ABILITY TO ACHIEVE ITS BUSINESS PLAN.

If we are unable to pay Sylvain Fleury's salary, he may soon lose his Swiss residency permit. Dr. Fleury has been following, and associated with, our AIDS vaccine project since 1998 and we believe that replacing him as CSO on time for successfully prosecuting our pending patent applications would be next to impossible. We are therefore exposed to the risk of losing our pending patent applications. Similarly, our financial constraints may make it impossible for Marc Girard to remain as a consultant to us. Given his knowledge of our vaccine development, losing his services would delay progress on developing and commercializing our vaccine and may threaten our ability to achieve our business plan.

OUR BUSINESS MODEL IS PREDICATED ON OUR BELIEF THAT WE WILL BE ABLE TO ENGAGE LARGE PHARMACEUTICAL COMPANIES TO PARTNER WITH US IN THE DEVELOPMENT OF OUR PRODUCTS AND FAILURE TO DO SO WILL LIKELY MAKE THE COMPANY UNATTRACTIVE AS AN ACQUISITION TARGET.

We anticipate that we will need a large pharmaceutical company to assist us with human trials and financing. See "Funding Requirements". Our failure to succeed in this endeavor will have a dramatic adverse result regarding our financial needs and ability to successfully sell any products that we develop.

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR FUTURE PRODUCTS, OR IF APPROVAL IS DELAYED OR WITHDRAWN, WE WILL BE UNABLE TO GENERATE REVENUE FROM THE SALE OF OUR PRODUCTS.

We must obtain regulatory approval to sell any of our products in the United States and abroad. In the United States, we must obtain the approval of the FDA for each product or drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products to be commercialized abroad are subject to similar foreign government regulation.

Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management's credibility, the value of our company and our operating results and liquidity would be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, we may be restricted or prohibited from marketing or manufacturing a product if previously unknown problems with the product or its manufacture are subsequently discovered. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results and financial condition.

Although we have conducted pre-clinical studies, costly and lengthy human clinical trials are required to obtain regulatory approval to market our proposed vaccine, and the results of the trials are highly uncertain. In addition, the number of pre-clinical studies and human clinical trials that the FDA requires varies depending on the product, the disease or condition the product is being developed to address and regulations applicable to the particular product. Accordingly, we may need to perform additional pre-clinical studies using various doses and formulations before we can begin human clinical trials, which could result in delays in our ability to market any of our products. Furthermore, even if we obtain favorable results in pre-clinical studies on animals, the results in humans may be different.

After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing. Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our human clinical trials include:

-    slow patient enrollment;

- timely completion of clinical site protocol approval and obtaining informed consent from subjects;

-    longer treatment time required to demonstrate efficacy or safety;

-    adverse medical events or side effects in treated patients; and

-    lack of effectiveness of the product being tested.

Delays in our clinical trials could allow our competitors additional time to develop or market competing products and thus can be extremely costly in terms of lost sales opportunities and increased clinical trial costs.

EVEN IF OUR PROPOSED PRODUCTS RECEIVE FDA APPROVAL, THEY MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND OPERATING RESULTS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Even if we are able to obtain required regulatory approvals for our proposed products, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:

-    the availability of alternative products from competitors;

-    the price of our products relative to that of our competitors;

-    the timing of our market entry; and

-    the ability to market our products effectively.

Some of these factors are not within our control. Our proposed products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE AS EFFECTIVELY.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, upon our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

- Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also have our patents reexamined by showing the patent examiner that the invention was not original or novel or was obvious.

- We are in the development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

- Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.

- We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

It also is unclear whether efforts to secure our trade secrets will provide useful protection. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our proprietary information to competitors resulting in a loss of protection. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Finally, our competitors may independently develop equivalent knowledge, methods and know-how.

CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:

-    result in costly litigation;

-    divert the time and attention of our technical personnel and management;

-    cause product development delays;

-    require us to develop non-infringing technology; or

-    require us to enter into royalty or licensing agreements.

Although patent and intellectual property disputes in the pharmaceutical industry often have been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing, manufacturing and selling some of our products, which could harm our business, financial condition and operating results.

OUR PRINCIPAL OFFICES ARE LOCATED IN SWITZERLAND AND IT MAY BE DIFFICULT FOR YOU TO ENFORCE JUDGMENTS AGAINST US OR OUR DIRECTORS AND EXECUTIVE OFFICERS.

Although we are a company incorporated under the laws of Delaware, all our officers and directors are located outside of the United States. As a result, it may be difficult for investors to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in United States courts against those persons based on the civil liability provisions of the United States securities laws. It may be difficult and costly for an investor to have a court in Switzerland enforce a judgment obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We currently occupy approximately 100 square meters of office space that houses our administrative operations in Nyon, Switzerland (near Geneva), at 14, rue de la Colombiere.

Our CSO and his assistant have been using office and other facilities such as scientific databases access leased on short term basis from the Swiss Institute of Experimental Cancer Research (ISREC)in Lausanne (20 miles from our Nyon office).

We also conduct our research operations at the properties of various third parties, worldwide.

We believe that our current facilities are adequate for our foreseeable needs, and no additional space presently is necessary. The leases in Nyon and Lausanne can be terminated at short notice.

ITEM 3. LEGAL PROCEEDINGS

Our present policy is to defend vigorously only the suits with material amounts being sought in damages and after considering the potential legal costs involved. We do not currently maintain any insurance but are planning to conclude one as soon as our financial resources allow it.

Neither Mymetics Corporation nor our wholly owned subsidiary 6543 Luxembourg SA are presently involved in any litigation incident to our business.

Our French subsidiary, Mymetics S.A., is engaged in litigation brought by Dr. Pierre-Francois Serres, one of our former officers and directors, concerning his claims of unlawful termination of his employment by former management of our company. Dr. Serres obtained a judgment from the Lyon Industrial Tribunal for the full E173,000 in damages that he claimed. On October 26, 2006, the Court of Appeals of Lyon (France) invalidated the judgment rendered by the Lyon Industrial Tribunal. Dr. Serres has appealed the decision of the Court of Appeals of Lyon. Should Dr. Serres be unsuccessful in his appeal, which we expect based upon advice of our French counsel, he will have to reimburse approximately E33,000 that he had previously been able to garnish from our bank account following the judgment of the Lyon Industrial Tribunal. We intend to vigorously pursue this matter until fully resolved.

As disclosed in our Form 8-K dated February 13, 2006, Mymetics S.A. was placed under receivership ("Redressement Judiciaire") on February 7, 2006 by the Tribunal de Commerce in Lyon, France, as a result of an ongoing dispute between Mymetics Corporation and Dr. Serres, discussed above. The court appointed two judges to oversee the case, a lawyer to represent the creditors and a judicial administrator to manage Mymetics S.A., all of whom are considered agents of the court. The court further imposed a "two-month observation period" during which management and the administrator should strive to find a solution to the crisis, which we are attempting to do. On April 4, 2006, the court extended the observation period until July 18, 2006, based on a favorable report about the future of Mymetics delivered by the judicial administrator, which date has been extended to May 7, 2007. We are actively working on a plan which we expect will allow our French subsidiary to emerge from "Redressement Judiciaire" on or about that date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a) The Corporation's trading symbol changed from ICHR to MYMX in July 2001, pursuant to a corporate name change from ICHOR Corporation to Mymetics Corporation.

          (b) Market Information. The Corporation's common stock was quoted on the OTC Bulletin Board under the trading symbol "MYMX" until December 30, 2005 when it was moved to the "Pink Sheet" market (trading symbol "MYMX.PK") due to our inability to file in a timely manner our report on Form 10-Q for the period ended September 30, 2005 with the Securities and Exchange Commission. We have filed timely periodic reports since that time. We are now in the process of having a market maker submit a Form 211 to the NASD to have us listed for quotation on the OTCBB.

          (c) The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED    HIGH      LOW
--------------------   ------   ------
2005
March 31............   $ 0.18   $ 0.31
June 30.............    0.045     0.25
September 30........    0.045     0.08
December 31.........    0.035     0.14(*)

2006
March 31............   $0.070   $0.060
June 30.............    0.028    0.025
September 30........    0.025    0.025
December 31.........    0.026    0.026

(*)  at December 30, 2005, last day of OTC trading

          (d) Stockholders. At March 19, 2007, the Corporation had approximately 630 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

          (e) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

          (f) Securities Authorized for Issuance Under Equity Compensation
Plans.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

                                      Number of Securities to be   Weighted Average Exercise      Number of Securities remaining
                                        issued upon exercise of       Price of Outstanding         available for issuance under
                                         Options, Warrants and       Options, Warrants and     equity compensation plans(excluding
                                                Rights                       Rights            securities reflected in column (a))
Plan Category                                     (a)                         (b)                              (c)
-------------                         --------------------------   -------------------------   -----------------------------------
Equity Compensation Plans
   Approved by Security Holders (1)           455,000(2)                   U.S. $0.97                       4,557,500
Equity Compensation Plans not
   Approved by Security Holders                    --(3)                                                          N/A
                                              -------                      ----------                       ---------
   Total                                      455,000                      U.S. $0.97                       4,557,500
                                              =======                      ==========                       =========

(1) Equity compensation plans approved by our security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan. Our 1994 Amended and Restated Stock Option Plan and our 1995 Qualified Incentive Stock Option Plan were both terminated in March 2001, but some options granted under these plans prior to such termination remain outstanding and are, therefore, included in this table.

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

ISSUANCES OF UNREGISTERED SECURITIES

          Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2003 and ending on March 19, 2007. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about Mymetics to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

- On January 12, 2006, we issued MFC Merchant Bank SA 2,500,000 shares as fee for the restructuring of its E3.7 million loan.

- On January 30, 2006, we issued one bank and one individual 50,000 shares each as fee for introduction services at $.035 per share.

- On January 30, 2006, we issued a previous investor 4,000,000 common shares of Mymetics Corporation for $200,000, or $.05 per share.

- On January 30, 2006, we issued two previous investors 50,000 common shares of Mymetics Corporation each as introduction fee, market price being $.035 per share on that date.

- On March 6, 2006, we issued another previous investor 1,500,000 common shares of Mymetics Corporation for $60,000, or $.04 per share.

- On March 7, 2006, we issued another previous investor 2,750,000 common shares of Mymetics Corporation for $110,000, or $.04 per share.

- On March 13, 2006, we issued another previous investor 1,500,000 common shares of Mymetics Corporation for $60,000, or $.04 per share.

- On April 1, 2006, we issued two previous investors 50,000 common shares of Mymetics Corporation each as introduction fee, market price being $.055 per share on that date.

- On April 4, 2006, we issued one previous investor 300,000 common shares of Mymetics Corporation for $6,000, or $.02 per share.

- On April 24, 2006, we issued the same investor 300,000 common shares of Mymetics Corporation for $12,000, or $.04 per share.

- On May 15, 2006, we issued another investor 2,350,000 common shares of Mymetics Corporation for E100,000, or approximately $.055 per share.

- On May 31, 2006, we issued a previous investor and lender 1,000,000 common shares of Mymetics Corporation for the conversion of a $50,000 convertible note, or $.05 per share.

- On July 7, 2006, we issued a new investor 2,600,000 common shares of Mymetics Corporation for $130,000, or $.05 per share.

- On July 21, 2006, our officers agreed to convert approximately 50% of the amounts due to them as unpaid salaries, fees and expenses against a total of 3,500,000 common shares of Mymetics Corporation for an aggregate amount of $350,000, or $.10 per share, market price being $0.05 on that date.

- On November 7, 2006, we issued a previous investor 1,300,000 common shares of Mymetics Corporation for E100,000, or approximately $.10 per share.

- On November 9, 2006, we issued another previous investor 1,280,000 common shares of Mymetics Corporation for E100,000, or approximately $.10 per share.

- On November 21, 2006, we issued one individual 300,000 shares each as fee for services at $.025 per share.

- On December 21, 2006, we issued a previous investor 1,320,000 common shares of Mymetics Corporation for E100,000, or approximately $.10 per share.

- On December 21, 2006, we issued another previous investor 1,320,000 common shares of Mymetics Corporation for E100,000, or approximately $.10 per share.

- On December 21, 2006, we issued a new investor 330,000 common shares of Mymetics Corporation for $33,000, or $.10 per share.

- On January 25, 2006, we issued a previous investor 650,000 common shares of Mymetics Corporation for E50,000, or approximately $.10 per share.

- On January 31, 2007, we issued a previous investor 300,000 common shares of Mymetics Corporation at $.035 per share, as initial fee for fund raising services to be rendered.

- On January 31, 2007, we issued a new investor 200,000 common shares of Mymetics Corporation at $.035 per share, as initial fee for fund raising services to be rendered.

- On January 31, 2007, we issued a previous investor 250,000 common shares of Mymetics Corporation at $.035 per share, as fee for services rendered.

- On January 31, 2007, we issued a new investor 250,000 common shares of Mymetics Corporation at $.035 per share, as fee for services rendered.

- On February 5, 2007, we issued a previous investor 1,420,000 common shares of Mymetics Corporation for E110,000, or approximately $.10 per share.

- On February 8, 2007, we issued a new investor 325,000 common shares of Mymetics Corporation for $32,500, or $.10 per share.

- On March 19, we issued a previous investor 8,712,000 common shares of Mymetics Corporation for E990,000, or approximately $.15 per share.

- On March 19, 2007, we issued 12,500,000 common shares of Mymetics Corporation in connection with a settlement of our litigation against MFC Merchant Bank S. A. ("MFC"), KHD Humboldt Wedag International, Ltd. (fka MFC Bancorp, Ltd.), the parent company of MFC, and certain prior and present officers of MFC. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2006, 2005, 2002, 2001 and 2000, respectively.

                           FOR THE   FOR THE   FOR THE   FOR THE   FOR THE
                             YEAR      YEAR      YEAR      YEAR      YEAR
                            ENDED     ENDED     ENDED     ENDED     ENDED
                           DEC 31,   DEC 31,   DEC 31,   DEC 31,   DEC 31,
                            2006,      2005      2004      2003      2002
                           -------   -------   -------   -------   -------
                            (EUROS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Operating revenues               0         0         0        0          8
Research & Development
   Expenses                    543       489       612     1,263     1,878
General & Administrative
   Expenses                    723     1,138     1,264     1,090     1,293
Loss from continuing
   Operations                1,585     1,939     2,202     2,786    (3,622)
COMMON SHARE DATA(1)
Loss from continuing
   operations per common
   share                     (0.02)    (0.03)    (0.04)    (0.05)    (0.07)
Weighted average common
   shares outstanding
   (in thousands)           99,716    71,972    62,145    51,285    50,046
BALANCE SHEET DATA
Working capital             (6,538)   (6,051)   (2,035)   (4,294)   (2,306)
Total assets                   360       166       192       367       477
Long-term obligations          242       281     3,110       242       242
Total stockholders'
   equity                   (6,480)   (6,280)   (5,065)   (4,400)   (2,349)

(1)  Basic and diluted common share data is the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the years ended December 31, 2006, 2004 and 2002 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

We did not achieve any revenue for the years ended December 31, 2006 or December 31, 2005. Our lack of revenue is directly attributable to our focus on research and development. The Company predicts that this focus will continue for the foreseeable future, but we are unable to predict future economic conditions at the time that our products are ready to be commercialized by our future partners(s), as described elsewhere in this document. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to the Company's intellectual property.

Costs and expenses decreased to E1,585,000 for the year ended December 31, 2006 from E1,939,000 for the year ended December 31, 2005, a decline of 18.3%. Costs and expenses decreased to E1,939,000 for the year ended December 31, 2005 from E2,202,000 for the year ended December 31, 2004, a decline of 11.9%.

Research and development expenses increased to E543,000 in the current period from E489,000 in the comparative period of 2004, an increase of 11.0%. Research and development expenses decreased to E489,000 in the period ended December 31, 2005 from E612,000 in the comparative period of 2004, a decline of 20.1%.

The decrease of R&D expenses during the year 2005 (following a similar decrease in 2004) was mostly due to our decision taken in 2003 to adapt our R&D efforts to our present financial capabilities by i) focusing our efforts on the development of a preventive human vaccine against HIV-AIDS, an area in which we believe to have a competitive advantage and which addresses a world crisis of catastrophic proportion, ii) temporarily suspending our development efforts of therapeutic human antiviral peptides which, despite showing very encouraging results, would be facing strong existing competition, iii) suspending the development of a feline preventive vaccine which, despite being an excellent model for our mimicry based technology would have only limited commercial potential and iv) abandoning all development of our feline therapeutic peptides due to our perception of a weak or non existent commercial potential.

Having thus decided to focus entirely on the development of a preventive vaccine against HIV-AIDS, we devoted our resources over the years as follows:

- 2004 was a year of development of our key recombinant gp41 vaccine protein, which induced sizeable expenses,

- 2005 was a consolidation year during which our latest vaccine prototype was tested on rabbits, which implies limited costs but requires more time to complete, such time depending on biological factors and not on the amount of money invested.

- 2006 was the year during which our latest vaccine prototype was tested on macaques at the facilities of the Institute of Laboratory Animal Science of the Chinese Academy of medical Sciences and the Faculty of Laboratory Animal Sciences of the Peking Union Medical College in Beijing (Republic of China), our Chinese partners, which implies higher costs than our initial rabbit tests and requires more time to complete, such time depending again on biological factors and not on the amount of money invested.

General and administrative expenses decreased to E723,000 in the year ended December 31, 2006 from E1,138,000 in the comparable period of 2005, or 36.5%. This was mostly due to our continuing efforts at limiting G&A expenses wherever and whenever possible. While this may sound like a wise move, its effect has been to severely hamper our ability to operate under normal business conditions. It has also increased the level of risks under which we operate, as none of our critical employee or officer has a backup ready to step in should a critical need arise. We expect to return to normal operating conditions, and in particular to backup our critical employees and officers, as soon as our financial conditions will allow us to do so. This decrease in G&A expenses was achieved despite incurring the costs of our legal suit brought against MFC Merchant Bank SA, its parent company KHD Humboldt Wedag Ltd and some of their past and present officers.

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

However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2006 and 2005 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

BUSINESS PLAN

During the next 12 months, we intend to continue development and commercialization activities currently underway and to explore new activities. With respect to our gp41 centered research activities, we intend to continue the activities currently ongoing. In this regard:

- Mymetics has completed the preliminary testings in rabbits during 2005, which consisted to elicit neutralizing antibodies upon injection of the second generation of recombinant, mutated, trimeric gp41 proteins, involving four laboratories in France. Despite the no or low induction of neutralizing antibodies with the gp41 second generation, these results were extremely important and crucial for a better understanding of our HIV vaccine candidate.

- These results lead Mymetics to produce, purify and characterize the third generation of gp41, still not optimal but required for testing certain protein properties and behaviors. We concluded that the best trimeric gp41 protein folding and oriented epitope presentation should be optimal if the HIV vaccine candidate is constituted not by one single gp41 antigen harboring all the immunogenic regions (epitopes) of the gp41 protein, but rather by two gp41 complementary antigens, each presenting different parts of the proteins: 1) shorter recombinant gp41 proteins and 2) gp41 peptides that cover the missing regions absent on the rgp41 protein. Each antigen would target a different set of antibodies that might be produced in various anatomical compartments such as in the blood and/or at the mucosa levels. Mymetics has hypothesized that this approach would offer the main advantage of presenting key epitopes to the immune system, using different antigens, to focus the antibody response on relevant parts of the gp41 proteins and also to avoid the problem of epitope immunodominance, meaning preferential recognition of one irrelevant region of the gp41 over a relevant one. For testing its hypothesis, Mymetics has initiated in Spring 2005 rabbit immunizations with a specific gp41 peptide, one of the two potential gp41 subunits that will constitute Mymetics'HIV final vaccine candidate. Results obtained at the end of 2005 were extremely encouraging. Most of rabbits have produced specific mucosal antibodies against the membrane proximal region of the gp41 and vaginal protection is likely possible because vaginal secretions were containing IgA antibodies capable of blocking up to 90% of the virus translocation (transcytosis) of primary HIV strains from clades B and C across human epitheliums (HIV transmission model). To evaluate if there is a real level of protection at the mucosa level (preventing HIV to cross the vaginal epithelium), only macaque study will allow to answer this question.

- In March 2006, non-human female primates were immunized over six months with HIV gp41 peptides. We were hoping to reproduce the results obtained in rabbits. Genital and intestinal mucosa represent the main early entry door for HIV. Therefore, it is crucial to protect these entrances against HIV by producing into these compartments protective antibodies. Furthermore, the intestinal mucosa is the biggest immune organ of the body that can massively produce mostly IgA but HIV vaccine from the past were inefficient at triggering antibodies into this anatomical compartment. We believe that an HIV vaccine that could successfully achieve IgA and IgG production into both genital and intestinal tracts might open the door to a new prophylactic vaccine approach efficient at preventing or slowing down HIV infection.

- Mymetics's vaccine based on virosomes(R)-gp41 peptides have elicited mucosal IgA and blood IgG antibodies in more than 90% of vaccinated macaques. These IgA and IgG antibodies could get redistributed into the genital and intestinal compartments, even in animals vaccinated by intra-muscular injection in the absence of mucosal adjuvant. Vaccinated macaques will be challenged in early 2007 with SHIV for evaluating the level of protection against the virus.

- Mymetics will finish for Q2 2007 the production of its gp41 fourth generation for clades B and C. Then, a second pre-clinical trial on macaque is scheduled in 2007, which will test gp41 peptides combined with recombinant gp41 proteins fourth generation. Mymetics is expecting this HIV vaccine candidate constituted of the two gp41 antigens to trigger a more complete and protective antibody immune response at the mucosa and blood levels.

- Mymetics intends also to initiate, depending on the pre-clinical trial results on macaques, a phase I clinical trial in Q2 2008 for evaluating human tolerance and immunogenicity.

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

As discussed in the section entitled "Description of Business - Mymetics Corporation," we subcontract our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products.

As discussed in the section entitled "Description of Business - Government Regulation," we will contract with third parties to develop future products based upon our technology, and the process for that product development is highly regulated.

The first phase involves closely monitored clinical trials and the initial introduction of an investigational new drug into human patients. We expect to complete these human clinical phase I trials by the end of 2009 and then to sign a partnership agreement with a major pharmaceutical company. The agreement most likely would involve an initial cash payment, followed by a series of payments associated with specific milestones and, finally, royalties on any sales of end products.

We have initiated discussions under Non Disclosure Agreements with two of the five major pharmaceutical companies targeted as potential development partners. We do not expect to generate any revenues from any of our product development activities or licensing until 2009 at the earliest.

LIQUIDITY AND CAPITAL RESOURCES

The Company had E29,000 cash at December 31, 2006, compared to E70,000 at December 31, 2005 and no/immaterial cash at December 31, 2004.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing pursuant to a non-revolving term facility with MFC and other short term advances provided cash of E618,000 in current year, E425,000 in the comparative period last year and E241,000 in 2004. The non-revolving term facility is in the principal amount of up to E3.8 million and was to mature on December 31, 2006, with partial repayments of E900,000 on June 30, 2006. In addition, any amount repaid under this facility can be converted at the lender's option into "Rule 144" restricted common shares of Mymetics Corporation at $0.30 per share. At December 31, 2006, Mymetics had borrowed an aggregate of E4,021,000 pursuant to this non-revolving term facility. We filed a law suit against MFC and certain of its prior and present officers and directors in Delaware and New York contesting the validity of this credit facility. On March 19, 2007 we entered into a Settlement Agreement with MFC, to dismiss with prejudice the lawsuits in Delaware and New York that Mymetics brought against MFC, KHD Humboldt Wedag International, Ltd. (f/k/a MFCBancorp., Ltd.), the parent company of MFC, and certain prior and present officers of MFC, in which Mymetics had alleged breaches of fiduciary duty, interference with prospective business relations and civil conspiracy against one or more of the foregoing parties. On March 19, the Company entered into a settlement agreement related to this facility. Under the terms of the Settlement Agreement, Mymetics agreed to pay E1.49 million in cash and to issue 12.5 million restricted shares of its common stock. No gain or loss was recorded on this transaction. MFC agreed to terminate the E4.02 million credit facility agreement, ending any further payments or obligations of Mymetics under the credit facility agreement and releasing from its blanket security interest all assets of Mymetics, including Mymetics' intellectual property. The Company also agreed to withdraw its lawsuits against MFC and certain prior and present officers of MFC.

As of December 31, 2006, we had an accumulated deficit of approximately E15.7 million and we incurred losses of E1,585,000 in the twelve-month period ending December 31, 2006. These losses are principally associated with the research and development of our HIV vaccine technologies, research into potential animal AIDS treatments, and other related research activity. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies. These losses also include E0 of stock based compensation. For further information regarding stock-based compensation and other amounts paid to officers, directors, affiliates and their immediate family members, see the section of this report entitled "Executive Compensation."

Accounts payable of E1,933,000 at December 31, 2006, include E338,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses and E1,595,000 representing various monthly bills for operating expenses paid to unrelated third parties, including utility bills, equipment servicing, laboratory expenses, plant and office expenses, and professional fees. Payable to Shareholders of E242,000 at December 31, 2006, represents various amounts advanced by our founder, Dr. P.-F. Serres, to Hippocampe S.A. (now Mymetics S.A., our French affiliate) between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune" or "return to better times". This ambiguous concept has been contractually defined in November 1998 between Dr. Serres and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for Hippocampe S.A., i.e. to the exclusion of subsidies, whether from related or unrelated parties. As a result of having put our French subsidiary in receivership (see Item 3. Legal Proceedings), Dr. Serres has made it almost impossible for Mymetics SA to ever return to "better times".

Net cash used by operating activities was E1,359,000 for the year ended December 31, 2006, compared to E561,000 for the year ended December 31, 2005 and E1,241,000 for the year ended December 31, 2004. The major factor in 2006 was a decrease of accounts payable of E162,000 compared to successive increases in accounts payable, which provided cash of E604,000 and E259,000 for the years ended December 31, 2005 and 2004 respectively.

Investing activities used cash of E300,000 for the year ended December 31, 2006 and used/provided immaterial cash for the years ended December 31, 2005 and 2004.

Financing activities provided cash of E1,614,000 for the year ended December 31, 2006 compared to E781,000 in the same period last year and E928,000 in 2004.

Proceeds from issuance of common stock provided cash of E996,000 for the year ended December 31, 2006 compared to E356,000 in the same period in 2004 and E687,000 during the year 2004.

Our budgeted cash outflow, or cash burn rate, for 2007 is approximately E7,647,000 for research and fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing:

                                       12 Months
                                      ----------
2007 budget

GMP & Human Clinical Trial Phase I    E4,445,000
Vaccine R&D                              736,000
Administration                         2,016,000
Old Debts (from previous Management)     430,000
Special Projects                          20,000
                                      ----------
   Total                              E7,647,000
                                      ==========

We expect that the cash outflow may increase significantly in 2007 over 2006 as the Company increases its research and development activities, and prepares for additional research, human clinical trials and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

Administration costs include E756,000 in gross salaries and related payroll costs for three of our executive officers, and payments under consulting contract with one of our officers. In addition, E360,000 are earmarked for the payment of the backlog due to our officers. We do not pay our non-employee directors, and we credit our three salaried executive officers a combined amount of E54,000 per month.

As of March 31, 2007, we had three full-time salaried executives, exclusive of our contract for the consulting services of our Head of Vaccines Development. Certain secretarial and administrative work for our CEO and CFO is outsourced to self-employed assistants who accept being partially paid in common stock of Mymetics at the current market price. We anticipate to hire these assistants on a part time basis as soon as the required financing will become available.

We anticipate hiring an assistant to our CFO as well as a part-time laboratory technician in the first half of 2007, and may need to hire additional personnel in order to meet the needs and demands of any future workload.

Monthly fixed and recurring expenses for "Property leases" of E1,000 represents the monthly sublease and maintenance payments to unaffiliated third parties under a sublease contract for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), which can be cancelled on one month notice. After the principal tenant cancelled his lease as of December 31, 2006, we were able to take over a direct lease for the whole office surface (approx. 1000 square feet) at a very favorable cost for the area (E1,200 since January 1, 2007). We further leased 500 square feet for our CSO on the campus of the Swiss Institute of Experimental Cancer Research (ISREC) in Lausanne (Switzerland), located 20 miles from our Nyon office.

Included in Administration costs are E182,000 estimated recurring legal fees paid to outside corporate counsel and ongoing litigation expenses, E57,000 audit and review fees paid to our independent accountants, and E30,000 in investor relations expenses.

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

We anticipate that our operations will require approximately E7.6 million in the year ending December 31, 2007. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2006, our only source of funds was the sale of common restricted shares to non-US investors under Regulation S of the Securities Act of 1933. The vast majority is such sales were made at $0.10 per share despite the current market price being between $0.02 and $0.05. Whenever possible, restricted common stock was issued at $0.10 instead of cash to pay for services received. In addition to the scientific work directly financed by Mymetics, the US National Institutes of Health (NIH) as well as the French "Association Nationale pour la Recherche sur le SIDA" (ANRS) have carried out pre-clinical animal trials with our prototype vaccine at their own expenses. It is difficult to estimate the monetary value of such work, in particular because it is carried out in both institutions' own research facilities, but we estimate having saved hundreds of thousands of Euros over what it would have cost us to finance such work out of our own funds.

As in previous years, Mymetics, being a for-profit publicly traded company, was ineligible to receive donors' funds. Management is presently examining various strategies to overcome this difficulty.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in 2008 as our initial target date of 2007 had to be postponed due to lack of funds. As in the past and to the extent this research work will not be conducted by institutions such as the US National Institutes of Health (NIH), the International AIDS Vaccine Initiative (IAVI) or the Center for HIV/AIDS Vaccine Immunology (CHAVI), we will subcontract such work to "best of class" research teams.

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed. If we cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities, or respond to unanticipated requirements. If we are unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and we could be required to cease operations entirely. Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                           PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                                       AT MARCH 19, 2007
                                           -------------------------------------------
                                                      LESS                      MORE
                                                      THAN    1 - 3   3 - 5     THAN
CONTRACTUAL OBLIGATION                       TOTAL   1 YEAR   YEARS   YEARS   5 YEARS
----------------------                       -----   ------   -----   -----   -------
Long-term debt                                500       E0     500      E0       E0
Capital Lease Obligations                      E0       E0      E0      E0       E0
Operating Lease Obligations                    E0       E0      E0      E0       E0
Purchase Obligations                          575      575      E0      E0       E0
Other Long-Term Liabilities Reflected on
   Mymetics Balance Sheet under GAAP           E0       E0      E0      E0       E0
                                             ----      ---     ---     ---      ---
TOTAL                                        1075      575     500      E0       E0
                                             ====      ===     ===     ===      ===

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have debt obligations which are sensitive to interest rate fluctuations. The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of such debt obligations as of December 31, 2006 and 2005 and expected cash flows from these debt obligations.

                            EXPECTED FUTURE CASH FLOW

                                             YEAR ENDING DECEMBER 31, 2006
                                                    (IN THOUSANDS)
                         -------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE    2007    2008   2009   2010   2011   THEREAFTER
                         --------   ------   ------   ----   ----   ----   ----   ----------
Debt obligations (1)..    E4,372    E4,372   E4,021   E351    E--    E--    E--       E--
Debt obligations.(2)..    E  851    E  851   E   --   E851    E--    E--    E--       E--

(1) Before settlement of our litigation against MFC Merchant Bank S. A. ("MFC"), KHD Humboldt Wedag International, Ltd. (fka MFC Bancorp, Ltd.), the parent company of MFC, and certain prior and present officers of MFC.

(2) After settlement under which the MFC loan of E4,021 was terminated and a shareholder loan of E500 maturing on March 19, 2008 was obtained to partially finance the settlement.

See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations"

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2006, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in Internal Control over Financial Reporting. During the fiscal year ended December 31, 2006, there were no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

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

The following table sets forth information regarding each of our current directors and executive officers.

                                                                          EXPIRATION OF TERM
NAME                          CURRENT POSITION WITH THE COMPANY     AGE     AS A DIRECTOR
----                       --------------------------------------   ---   ------------------
Christian Rochet           Chief Executive Officer, President        58   2008 (Class II)
                           And Director (appointed July 31, 2003)

Ernst Luebke               Chief Financial Officer, Treasurer,       61   2007 (Class I)
                           Secretary and Director (appointed
                           July 31, 2003)

Sylvain Fleury, Ph. D.     Chief Scientific Officer (appointed       44   2006 (Class III)
                           November 3, 2003) and Director
                           (appointed January 11, 2006)

Marc Girard, DVM, D. Sc.   Head of Vaccine Development               70   n/a
                           (appointed January 15, 2004)

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

ERNST LUEBKE

Mr. Luebke was appointed as our Chief Financial Officer and as a Director on July 31, 2003. Prior to joining Mymetics, Mr. Luebke spent over 21 years as an independent international business consultant and was the founder of several companies active in the medical and biotech sectors. Together with Mr. Rochet, he became a major shareholder of Hippocampe S.A. (now our subsidiary Mymetics S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Luebke was elected as Director and appointed as Chief Financial Officer and Treasurer of the Company. Mr. Luebke was further appointed Secretary of the Company on August 29, 2003.

SYLVAIN FLEURY, Ph.D.

Dr. Fleury was appointed as our Chief Scientific Officer in November 2003 and as a Director on January 11, 2006. In addition to serving as our Chief Scientific Officer, Dr. Fleury has maintained until June 2006 his academic research activity on in heart transplantation at the Department of Experimental Surgery from the Centre Hospitalier Universitaire Vaudois (CHUV) in Lausanne, Switzerland. Dr. Fleury moved to the CHUV in January 1997 where he initially worked as Assistant to Professor Giuseppe Pantaleo until June 2000, a leading expert in AIDS. During that time, he studied the immune regeneration of HIV infected subjects under highly active anti-retroviral therapy. He then moved to the Division of Cardiology (CHUV) as Project leader for developing new research activities in gene therapy applied to heart transplantation, in collaboration with Novartis, and genetic studies involving chemokines and chemokine receptors in heart rejection. In January 2004, Dr. Fleury moved to the Department of Experimental Surgery directed by Professor Yann Barrandon, a world leader on stem cells, for completing its research on lentiviral gene therapy . Dr. Fleury obtained his B.Sc. in Microbiology in 1985 from the University of Montreal (Canada), his M.Sc. in Virology in 1988 from the Institut Armand-Frappier (Laval, Canada) and his Ph.D. in 1992 from the Clinical Research Institute of Montreal in Canada with Rafick Sekaly. During his Ph.D., Dr. Fleury worked on the CD4 molecule, which is the primary HIV cellular receptor. From 1993-1996, Dr. Fleury completed his postgraduate studies in Bethesda (USA) at the NIAID, National Institutes of Health (NIH), with Dr. Ronald N. Germain, a world renowned Immunologist. Dr. Fleury is the recipient of several awards and prizes and has published articles in his field of study in scientific journals with a high impact such as Science, Cell, Nature, Nature Medicine, Circulation.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has appointed two of our directors as members of our Audit Committee, i.e. Mr. Christian Rochet and Mr. Ernst Luebke and determined that Mr. Ernst Luebke, who further serves as Mymetics's CFO, qualifies as our "audit committee financial expert".

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our executive officers, including our chief executive officer. A copy of the Code of Ethics is filed as an exhibit to this Form 10-K annual report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2006, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr. Serres, Dr Fleury, Professor Girard, Ms. Reindle and a Swiss bank acting on behalf of several of its clients.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures that follow. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, and the Board has approved that recommendation.

                             Compensation Committee
                        Christian J.-F. Rochet (Chairman)
                                  Ernst Luebke

Compensation Disclosure and Analysis

As a result of our lack of revenues and liquidity, we currently do not pay our named executive officers their full compensation on a regular basis under the terms of their employment agreements (discussed below) for their services. Under their employment agreements, our named executive officers have agreed to defer their salaries until such time as we are in a position to pay them. In arriving at the named executive officers' salaries, our objective was to determine a salary that, if paid, would be competitive in the market for executives of small pharmaceutical companies.

                           SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

                                                                                            CHANGE IN
                                                                                            PENSION
                                                                                            VALUE AND
                                                                            NON-EQUITY    NONQUALIFIED
                                                                             INCENTIVE      DEFERRED
                                                          STOCK   OPTION       PLAN       COMPENSATION     ALL OTHER
NAME AND PRINCIPAL                                       AWARDS   AWARDS   COMPENSATION     EARNINGS     COMPENSATION     TOTAL
POSITION                 YEAR   SALARY (E)   BONUS (E)     (E)      (E)        (E)             (E)            (E)          (E)
------------------       ----   ----------   ---------   ------   ------   ------------   ------------   ------------   --------
Christian J.-F. Rochet   2006   E216,000(5)      --        --       --          --             --             --        E216,000(5)
(PEO) (1)                2005   E144,000(5)      --        --       --          --             --             --        E144,000(5)
                         2004   E 40,000(5)      --        --       --          --             --             --        E 40,000(5)

Ernst Luebke (PFO) (2)   2006   E216,000(5)      --        --       --          --             --             --        E216,000(5)
                         2005   E144,000(5)      --        --       --          --             --             --        E144,000(5)
                         2004   E 40,000(5)      --        --       --          --             --             --        E 40,000(5)

Sylvain Fleury, Ph. D.   2006   E216,000(5)      --        --       --          --             --             --        E216,000(5)
(3)                      2005   E144,000(5)      --        --       --          --             --             --        E144,000(5)
                         2004   E 96,000(5)      --        --       --          --             --             --        E 96,000(5)

Marc Girard, DVM,        2006   E 48,000(5)      --        --       --          --             --             --        E 48,000(5)
D.Sc. (4)                2005   E 48,000(5)      --        --       --          --             --             --        E 48,000(5)
                         2004   E 36,000(5)      --        --       --          --             --             --        E 36,000(5)

(1) Mr. Rochet has been our President and Chief Executive Officer since July 31, 2003.

(2) Mr. Luebke has been our Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(3) Dr. Fleury has been appointed as our Chief Scientific Officer on November 3, 2003.

(4) Professor Girard has been appointed on January 9, 2004 by our Board of Directors as Head of Vaccine Development, effective January 15, 2004, under a part time consulting agreement formally signed on June 9, 2004.

(5)  See below "Employment Agreements".

The tables entitled "GRANTS OF PLAN-BASED AWARDS," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END," "OPTION EXERCISES AND STOCK VESTED," "PENSION BENEFITS," "NONQUALIFIED DEFERRED COMPENSATION" and "DIRECTOR COMPENSATION" and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

Employment Agreements

Under the Executive Employment Agreement for Christian Rochet, he is employed as CEO for five years commencing July 1, 2006. Mr. Rochet receives an annual salary of E216,000 and is entitled to cash bonuses of 3% of all payments to be received from industry partners of the Company. If Mr. Rochet is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement.

Under the Executive Employment Agreement for Ernst Luebke, he is employed as CFO for five years commencing July 1, 2006. Mr. Luebke receives an annual salary of E216,000 and is entitled to cash bonuses of 3% of all payments to be received from industry partners of the Company. If Mr. Luebke is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement.

Under the Executive Employment Agreement for Sylvain Fleury, Ph.D., he is employed as CEO for five years commencing July 1, 2006. Dr. Fleury receives an annual salary of E216,000 and is entitled to cash bonuses of 3% of all payments to be received from industry partners of the Company. If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement.

Under their employment agreements, the officers have agreed to defer payment of amounts due to them until the Company's financial position has been stabilized. Professor Girard has also agreed to defer payments due to him under his consulting agreement until the Company's financial position has been stabilized. As a result, at year end the Company owed Mr. Rochet, Mr. Luebke, Dr. Fleury and Professor Girard E45,796, E176,167, E58,601 and E57,053, respectively, as salary and reimbursement of actual travel and other expenses disbursed by them on behalf of Mymetics.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All executive officer compensation decisions are made by the Compensation Committee of the Board. The Compensation Committee reviews and recommends the compensation arrangements for officers and other senior level employees, and takes such other action as may be required in connection with the Company's compensation and incentive plans. From July 31, 2003, the members of the Compensation Committee were Mr. Rochet, Mr. Luebke, Dr. Serres and Dr. Zimmer, the latter two until their resignation only, i.e. June 7 and June 13, 2005 respectively. Both of Messrs. Rochet and Luebke were officers and employees of the Company during the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 19, 2007, by: (a) each of our named executive officers;
(b) each of our directors; (c) each person known to us to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 135,627,464 shares of our common stock outstanding on March 19, 2007. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 19, 2007, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

               NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF
                 BENEFICIAL OWNER                   TITLE OF CLASS   BENEFICIAL OWNERSHIP   PERCENT OF CLASS
               -------------------                  --------------   --------------------   ----------------
Anglo Irish Bank (Suisse) SA                            Common            28,602,000(2)          25.84%
7, place des Alpes
CH - 1201 Geneva, Switzerland

Martine Reindle                                         Common             9,022,653(3)           8.15%
CP 18
CH - 1295 Mies, Switzerland

Ernst Luebke (1)                                        Common             5,079,418(4)           4.58%
Chief Financial Officer, Secretary and Director

Dr. Sylvain Fleury (1)                                  Common             1,500,000(5)           1.35%
Chief Scientific Officer

Christian Rochet (1)                                    Common             1,377,138(6)           1.24%
Chief Executive Officer, President and Director

Prof. Marc Girard (1)                                   Common             1,000,000(7)           0.90%
Head of Vaccine Development and member of the SAB

All current executive officers and                      Common             8,956,556              8.07%
   directors as a group (4 persons)

----------
(1) Address is Mymetics Corporation, European Executive Office, 14, rue de la Colombiere, CH-1260 Nyon (Switzerland).

(2)  Held on behalf of several bank customers.

(3)  Acquired prior to the reverse merger of 2001.

(4) Of which 4,079,418 acquired prior to being elected as director and appointed as officer and 1,000,000 acquired through conversion of unpaid salary and expenses.

(5) Of which 500,000 issued for services and 1,000,000 acquired through conversion of unpaid salary and expenses.

(6) Of which 377,138 acquired prior to being elected as director and appointed as officer and 1,000,000 acquired through conversion of unpaid salary and expenses.

(7) Of which 500,000 issued for services and 500,000 acquired through conversion of unpaid fees and expenses.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

During 2006, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

COMPENSATION AGREEMENTS

We have entered into compensation arrangements with certain of our directors. The terms of these arrangements are described in more detail under "Compensation of Directors".

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to the registrant for professional services rendered by Peterson Sullivan PLLC during fiscal 2006 and 2005:

                       2006      2005
                     -------   -------
Audit Fees           $42,788   $43,027
Audit-Related Fees        --        --
Tax Fees                  --     1,649
All Other Fees            --        --
                     -------   -------
Total                $42,788   $44,676
                     =======   =======

Audit Fees. Audit fees consist of fees for the audit of the registrant's annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported as Audit Fees. During fiscal 2006 and 2005, the services provided in this category included due diligence reviews, audits of employee benefit funds, and consulting on accounting standards and transactions.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2006 and 2005, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Prior to February 14, 2007, Our Board of Directors pre-approved all services to be provided by Peterson Sullivan PLLC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

 (3)   List of Exhibits

 2.1 Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

 2.2 Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

 2.3 Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (2)

 2.4 Amendment to the Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca
       Holdings Ltd. (3)

 2.5   Revised Purchase Agreement dated July 28, 1999 between the
       Company and the majority stockholders of Nazca Holdings Ltd. (4)

 2.6 Share Exchange Agreement dated July 30, 2002 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

3(i) Articles of Incorporation of the Company (as amended through May 10, 2002) (6)

3(ii)    Bylaws (7)

4.1     Form of Specimen Stock Certificate (8)

4.2     Form of letter regarding Warrant (8)

4.3     Form of Share Exchange Agreement (8)

9.1 Voting and Exchange Trust Agreement dated March 19, 2001, among the Company, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

10.1 Services Agreement dated May 31, 2001, between the Company and MFC Merchant Bank, S.A.(7)

10.2 Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Company (7)

10.3 Indemnification Agreement dated March 19, 2001, between the Company and MFC Bancorp Ltd. (7)

10.4 Agreement dated for reference May 15, 2000, between the Company and Maarten Reidel (7)

10.5 Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Company and Sutton Park International Ltd. (10)

10.6 Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Company and Med Net International Ltd. (11)

10.7 Preferred Stock Conversion Agreement dated December 21, 2000, between the Company and Dresden Papier GmbH (11)

10.8    Assignment Agreement dated December 29, 2000, among the
        Company, Mymetics S.A. and MFC Merchant Bank S.A. (1)

10.9 Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Company (1)

10.10 Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Company
        (16)

10.11 Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Company (16)

10.12 Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Company (16)

10.13 Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

10.14   Shareholder Agreement dated March 19, 2001, among the
        Company, the Holders of Class B Exchangeable Preferential
        Non-Voting Shares of 6543 Luxembourg S.A. signatory thereto and 6543 Luxembourg S.A.(8)

10.15 Support Agreement dated March 19, 2001, between the Company and 6543 Luxembourg S.A. (8)

10.16   1995 Qualified Incentive Stock Option Plan (12)

10.17   Amended 1994 Stock Option Plan (13)

10.18   2001 ICHOR Company Stock Option Plan (7)

10.19   Employment Agreement dated March 18, 2002, between the
        Company and Peter P. McCann (14)

10.20   Consulting Agreement dated August 31, 2001, between the
        Company and Michael K. Allio (8)

10.21 Amendment to Consulting Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.22   Employment Agreement dated March 18, 2002, between the
        Company and Dr. Joseph D. Mosca (15)

10.23 Separation Agreement and Release dated January 31, 2003, between the Company and Peter P. McCann (16)

10.24 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Robert Demers (8)

10.25 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Michael K. Allio (8)

10.26 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and John M. Musacchio (8)

10.27 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Patrice Pactol (8)

10.28 Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Pierre-Francois Serres (8)

10.29 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Pierre-Francois Serres (16)

10.30 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Patrice Pactol (16)

10.31 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Robert Demers (16)

10.32 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and John M. Musacchio (16)

10.33 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Michael K. Allio (16)

10.34 Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.35 Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Company and Peter P. McCann (16)

10.36 Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Peter P. McCann (16)

10.37 Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Company and Peter P. McCann (16)

10.38 Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Company and MFC
        Merchant Bank S.A. (16)

10.39 Third Amendment to the Credit Facility Agreement dated for Reference December 31, 2006, between MFC Merchant Bank, S.A.

        and the Company (17)

10.40 Fourth Amendment to the Credit Facility Agreement dated for Reference February 16, 2005, between MFC Merchant Bank, S.A. and the Company (17)

10.41 Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Company and Dr. Sylvain Fleury, Ph.D. (18)

10.42 Consulting Agreement dated for reference January 1, 2004, between the Company and Professor Marc Girard, DVM, D.Sc. (18)

10.43 Cooperation and Option Agreement dated March 10, 2005, between the Company and Pevion A.G. (18)

10.44   Consulting Agreement dated March 23, 2005, between the
        Company and Northern Light International. (18)

10.45 Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and the Company (19)

10.46   Employment Agreement dated July 1, 2006, between the
        Company and Dr. Sylvain Fleury (20)

10.47   Employment Agreement dated July 1, 2006, between the
        Company and Christian Rochet (20)

10.48   Employment Agreement dated July 1, 2006, between the
        Company and Ernst Luebke (20)

10.49 License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd.

10.50 Loan Agreement dated March 19, 2007, between the Company and Anglo Irish Bank (Suisse) S.A. (Translation from French language original)

10.51 Settlement Agreement dated March 19, 2007, between the Company and MFC Merchant Bank S.A. ("MFC Bank"), certain prior and present officers of MFC Bank and KHD Humboldt Wedag International Ltd (f/k/a MFC Bancorp Ltd)

11.1    Statement Regarding Calculation of Per Share Earnings.

14.1    Code of Ethics.

21.1    List of Subsidiaries

24.1    Powers of Attorney (included on the signature page hereto)

31.1    Certification of Chief Executive Officer pursuant to Rule
        13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2    Certification of Chief Financial Officer pursuant to Rule
        13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

----------
(1) Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2) Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3) Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4) Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)  Incorporated by reference to the Company's Amendment No. 1 to Form
     S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6) Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7) Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8) Incorporated by reference to the Companys Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9) Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10) Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12) Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15) Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on February 18, 2005.

(18) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20) Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on February 18, 2005.

(22) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(23) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

     (b)  Reports on Form 8-K

     During our fourth quarter ended December 31, 2006, we did not file any reports on Form 8-K with the Securities and Exchange Commission.

                             PETERSON SULLIVAN PLLC
                           601 UNION STREET SUITE 2300
                                SEATTLE WA 98101
                           (206) 382-7777 FAX 382-7700
                          CERTIFIED PUBLIC ACCOUNTANTS

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006, and for the period from May 2, 1990 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, and for the period from May 2, 1990 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenues, which has resulted in significant losses being incurred. Further, the Company's current liabilities exceed its current assets by E6,538,000 as of December 31, 2006, and there is no assurance that cash will become available to pay current liabilities in the near term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
March 23, 2007

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                            December 31, 2006 and 2005
                             (In Thousands of Euros)

                                                                     2006       2005
                                                                   --------   --------
                             ASSETS
Current Assets
   Cash                                                            E     29   E     70
   Receivables                                                           15         42
   Prepaid expenses                                                      16          2
                                                                   --------   --------
      Total current assets                                               60        114
Patents and Licenses                                                    300         52
                                                                   --------   --------
                                                                   E    360   E    166
                                                                   ========   ========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                                E  1,933   E  2,095
   Taxes and social costs payable                                         5         15
   Current portion of note payable                                    4,372      3,754
   Other                                                                288        301
                                                                   --------   --------
      Total current liabilities                                       6,598      6,165
Payable to Shareholders                                                 242        242
Note Payable, less current portion                                       --         39
                                                                   --------   --------
      Total liabilities                                               6,840      6,446
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value;
         495,000,000 shares authorized; issued and outstanding
         110,690,464 at December 31, 2006 and 76,043,664 at
         December 31, 2005                                            1,061        778
      Common stock issuable, 330,000 at December 31, 2006 and
         6,628,800 At December 31, 2005                                   3         59
      Preferred stock, U.S. $.01 par value;
         5,000,000 shares authorized; none issued or outstanding         --         --
      Additional paid-in capital                                      7,381      6,227
      Deficit accumulated during the development stage              (15,672)   (14,087)
      Accumulated other comprehensive income                            747        743
                                                                   --------   --------
                                                                     (6,480)    (6,280)
                                                                   --------   --------
                                                                   E    360   E    166
                                                                   ========   ========

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              For the Years Ended December 31, 2006, 2005 and 2004,
        and the Period from May 2, 1990 (Inception) to December 31, 2006
                 (In Thousands of Euros, Except Per Share Data)

                                                                  Accumulated
                                                                    During
                                                                  Development
                                                                     Stage
                                                                    (May 2,
                                                                    1990 to
                                                                 December 31,
                                     2006      2005      2004        2006)
                                   -------   -------   -------   ------------
Revenues
   Sales                           E    --   E    --   E    --     E    224
   Interest                             --        --        --           34
                                   -------   -------   -------     --------
                                        --        --        --          258
Expenses
   Research and development            543       489       612        5,629
   General and administrative          723     1,138     1,264        7,123
   Bank fee                             --        --        66          935
   Interest                            267       222       201        1,231
   Goodwill impairment                  --        --        --          209
   Amortization                         52        80        59          513
   Directors' fees                      --        --        --          274
   Other                                --        10        --           10
                                   -------   -------   -------     --------
                                     1,585     1,939     2,202       15,924
                                   -------   -------   -------     --------
Loss before income tax provision    (1,585)   (1,939)   (2,202)     (15,666)
Income tax provision                    --        --        --           (6)
                                   -------   -------   -------     --------
   Net loss                         (1,585)   (1,939)   (2,202)     (15,672)
Other comprehensive income
   Foreign currency translation
      adjustment                         4       (98)      191          747
                                   -------   -------   -------     --------
Comprehensive loss                 E(1,581)  E(2,037)  E(2,011)    E(14,925)
                                   =======   =======   =======     ========
Basic and diluted loss per share   E (0.02)  E (0.03)  E (0.04)
                                   =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the Period from May 2, 1990 (Inception) to December 31, 2006
                             (In Thousands of Euros)

                                                                                                        Accumulated
                                                                                                           Other
                                                                                                       Comprehensive
                                                                                            Deficit       Income
                                                                                          Accumulated    - Foreign
                                                                              Additional   During the     Currency
                                               Date of      Number of   Par     Paid-in   Development   Translation
                                             Transaction     Shares    Value    Capital      Stage       Adjustment    Total
                                            -------------  ----------  -----  ----------  -----------  -------------  -------
Balance at May 2, 1990
   Shares issued for cash                     June 1990    33,311,361  E 119    E   --      E    --         E --      E   119
   Net losses to December 31, 1999                                 --     --        --         (376)          --         (376)
Balance at December 31, 1999                               33,311,361    119        --         (376)          --         (257)
                                                           ----------  -----    ------      -------         ----      -------
   Bank fee                                                        --     --       806           --           --          806
   Net loss for the year                                           --     --        --       (1,314)          --       (1,314)
                                                           ----------  -----    ------      -------         ----      -------
Balance at December 31, 2000                               33,311,361    119       806       (1,690)          --         (765)
   Effect on capital structure resulting
      from a business combination            March 2001     8,165,830    354      (354)          --           --           --
   Issuance of stock purchase warrants in
      connection with credit facility
      (restated)                             March 2001            --     --       210           --           --          210
   Issuance of shares for bank fee           March 2001     1,800,000     21       (21)          --           --           --
   Issuance of shares for bank fee            June 2001       225,144      3        (3)          --           --           --
   Issuance of shares for cash                June 2001     1,333,333     15     2,109           --           --        2,124
   Exercise of stock purchase warrants in
   repayment of debt                          June 2001     1,176,294     13       259           --           --          272
   Exercise of stock purchase warrants for
      cash                                  December 2001   3,250,000     37       563           --           --          600
   Net loss for the year (restated)                                --     --        --       (1,848)          --       (1,848)
   Translation adjustment                                          --     --        --           --          100          100
                                                           ----------  -----    ------      -------         ----      -------
Balance at December 31, 2001                               49,261,962    562     3,569       (3,538)         100          693
   Exercise of stock options                 March 2002        10,000     --         8           --           --            8

   Issuance of stock purchase warrants for
   bank fee                                  June 2002                 --      --       63         --     --       63
   Exercise of stock purchase warrants in
      repayment of debt                      July 2002          1,625,567      16      396         --     --      412
   Issuance of remaining shares from 2001
      business combination                   August 2002           46,976       1       (1)        --     --       --
   Net loss for the year                                               --      --       --     (3,622)    --   (3,622)
   Translation adjustment                                              --      --       --         --     97       97
                                                              -----------   -----   ------   --------   ----   ------
Balance at December 31, 2002                                   50,944,505     579    4,035     (7,160)   197   (2,349)
                                                              ===========   =====   ======   ========   ====   ======
   Issuance of shares for services           September 2003       400,000       4       29         --     --       33
   Shares retired                            October 2003             (51)     --       --         --     --       --
   Issuance of shares for services           November 2003      1,500,000      12      100         --     --      112
   Issuance of shares for cash               December 2003      1,500,000      12      113         --     --      125
   Issuance of stock purchase warrants for
      financing fee                          December 2003             --      --       12         --     --       12
   Net loss for the year                                               --      --       --     (2,786)    --   (2,786)
   Translation adjustment                                              --      --       --         --    453      453
                                                              -----------   -----   ------   --------   ----   ------
Balance at December 31, 2003                                   54,344,454     607    4,289     (9,946)   650   (4,400)
                                                              ===========   =====   ======   ========   ====   ======
   Issuance of shares for services           January 2004         550,000       5       27         --     --       32
   Issuance of shares for cash               January 2004       2,000,000      17      150         --     --      167
   Issuance of stock purchase warrants for
      financing fee                          January 2004              --      --       40         --     --       40
   Issuance of shares for cash               February 2004      2,500,000      21      187         --     --      208
   Issuance of stock purchase warrants for
      financing fee                          February 2004             --      --       62         --     --       62
   Issuance of shares for services           April 2004           120,000       1       11         --     --       12
   Issuance of shares for bank fee           May 2004             500,000       4       62         --     --       66
   Issuance of shares for cash               May 2004           2,000,000      16      148         --     --      164
   Issuance of shares for services           August 2004          250,000       2       26         --     --       28
   Issuance of shares for cash               August 2004        1,466,667      12      128         --     --      140
   Issuance of stock purchase warrants for
      financing fee                          August 2004               --      --       46         --     --       46
   Issuance of shares for services           September 2004       520,000       4       29         --     --       33
   Issuance of shares for cash               September 2004        50,000      --        4         --     --        4
   Issuance of shares for services           October 2004       2,106,743      16      132         --     --      148
   Issuance of shares for services           November 2004      2,000,000      15      177         --     --      192
   Issuance of shares for cash               November 2004         40,000      --        4         --     --        4
   Net loss for the year                                               --      --       --     (2,202)    --   (2,202)
   Translation adjustment                                              --      --       --         --    191      191
                                                              -----------   -----   ------   --------   ----   ------

Balance at December 31, 2004                                   68,447,864   E 720   E5,522   E(12,148)  E841   E(5,065)
                                                              ===========   =====   ======   ========   ====   ======
   Issuance of shares for services           January 2005         500,000       4       83         --     --       87
   Issuance of shares for services           March 2005           200,000       2       33         --     --       35
   Issuance of shares for services           March 2005         1,500,000      11      247         --     --      258
   Issuance of shares for services           April 2005            60,000       1       10         --     --       11
   Issuance of shares for cash               May 2005              52,000      --        5         --     --        5
   Issuance of shares for cash               June 2005             50,000      --        3         --     --        3
   Issuance of shares for cash               June 2005             50,000      --        3         --     --        3
   Issuance of shares for cash               June 2005            343,500       3       14         --     --       17
   Issuance of shares for cash               June 2005             83,300       1        3         --     --        4
   Issuance of shares for cash               June 2005            100,000       1        4         --     --        5
   Issuance of shares for cash               July 2005            144,516       1        6         --     --        7
   Issuance of shares for cash               July 2005            144,516       1        6         --     --        7
   Issuance of shares for cash               July 2005            144,516       1        6         --     --        7
   Issuance of shares for cash               August 2005          206,452       2        8         --     --       10
   Issuance of shares for cash               August 2005           50,000      --        2         --     --        2
   Issuance of shares for services           September 2005       500,000       4        8         --     --       12
   Issuance of shares for services           September 2005       500,000       4        8         --     --       12
   Issuance of shares for services           September 2005       500,000       4        8         --     --       12
   Issuance of shares for services           September 2005       300,000       3        5         --     --        8
   Issuance of shares for services           September 2005        68,000       1        1         --     --        2
   Issuance of shares for services           September 2005       173,200       1        3         --     --        4
   Issuance of shares for cash               October 2005          87,459       1        2         --     --        3
   Issuance of shares for services           October 2005         185,000       2        6         --     --        8
   Issuance of shares for cash               October 2005         174,918       1        5         --     --        6
   Issuance of shares for cash               October 2005         116,612       1        3         --     --        4
   Issuance of shares for cash               November 2005        116,611       1        3         --     --        4
   Issuance of shares for cash               November 2005        390,667       3        3         --     --        6
   Issuance of shares for services           November 2005         20,000      --       --         --     --       --
   Issuance of shares for services           November 2005         20,000      --       --         --     --       --
   Issuance of shares for services           November 2005         20,000      --       --         --     --       --
   Issuance of shares for services           November 2005        500,000       5        9         --     --       14
   Issuance of shares for services           December 2005        140,000       2        2         --     --        4
   Issuance of shares for cash               December 2005        390,667       3        3         --     --        6
   Issuance of shares for cash               December 2005        390,666       3        3         --     --        6
   Issuance of shares for cash               December 2005      6,000,000      50      200         --     --      250
   Net loss for the year                                               --      --       --     (1,939)    --   (1,939)
   Translation adjustment                                              --      --       --         --    (98)     (98)
                                                              -----------   -----   ------   --------   ----   ------

Balance at December 31, 2005                                   82,670,464     837    6,227    (14,087)   743   (6,280)
                                                              ===========   =====   ======   ========   ====   ======
   Issuance of shares for services           January 2006       2,500,000      21       31         --     --       52
   Issuance of shares for cash               January 2006       4,000,000      33      132         --     --      165
   Issuance of shares for services           January 2006         100,000       1        2         --     --        3
   Issuance of shares for cash               March 2006         1,500,000      12       38         --     --       50
   Issuance of shares for cash               March 2006         2,500,000      21       62         --     --       83
   Issuance of shares for cash               March 2006           250,000       2        6         --     --        8
   Issuance of shares for cash               March 2006         1,500,000      12       38         --     --       50
   Issuance of shares for services           April 2006           100,000       1        4         --     --        5
   Issuance of shares for cash               May 2006             300,000       2        3         --     --        5
   Issuance of shares for cash               May 2006             300,000       3        7         --     --       10
   Issuance of shares for cash               May 2006           2,350,000      18       82         --     --      100
   Debt Conversion - non cash                May 2006           1,000,000       8       31         --     --       39
   Issuance of shares for cash               June 2006          2,600,000      20       80         --     --      100
   Debt Conversion - non cash                July 2006          1,000,000       8       72         --     --       80
   Debt Conversion - non cash                July 2006          1,000,000       8       72         --     --       80
   Debt Conversion - non cash                July 2006          1,000,000       8       72         --     --       80
   Debt Conversion - non cash                July 2006            500,000       4       36         --     --       40
   Issuance of shares for services           November 2006        300,000       2        4         --     --        6
   Issuance of shares for cash               November 2006      1,300,000      10       90         --     --      100
   Issuance of shares for cash               November 2006      1,280,000      10       90         --     --      100
   Issuance of shares for cash               December 2006      1,320,000      10       90         --     --      100
   Issuance of shares for cash               December 2006      1,320,000      10       90         --     --      100
   Issuance of shares for cash               December 2006        330,000       3       22         --     --       25
   Net loss for the year                                               --      --       --     (1,585)    --   (1,585)
   Translation adjustment                                              --      --       --         --      4        4
                                                              -----------   -----   ------   --------   ----   ------
Balance at December 31, 2006                                  111,020,464   1,064    7,381    (15,672)   747   (6,480)
                                                              ===========   =====   ======   ========   ====   ======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2006, 2005 and 2004
        and the Period from May 2, 1990 (Inception) to December 31, 2006
                             (In Thousands of Euros)

                                                                                           Total
                                                                                        Accumulated
                                                                                           During
                                                                                        Development
                                                                                           Stage
                                                                                      (May 2, 1990 to
                                                                                        December 31,
                                                          2006      2005      2004         2006)
                                                        -------   -------   -------   ---------------
Cash Flows from Operating Activities
   Net loss                                             E(1,585)  E(1,939)  E(2,202)     E(15,672)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Amortization                                           52        80        59           513
      Goodwill impairment                                    --        --        --           209
      Fees paid in warrants                                  --        --       148           223
      Services and fees paid in common stock                 66       466       511         1,994
      Amortization of debt discount                          --        --        --           210
      Changes in operating assets and liabilities,
         net of effects from reverse purchase
         Receivables                                         27        68       (10)           23
         Accounts payable                                   118       604       259         1,915
         Taxes and social costs payable                     (10)      (25)      (13)            5
         Other                                              (27)      185         7           320
                                                        -------   -------   -------      --------
            Net cash used in operating activities        (1,359)     (561)   (1,241)      (10,260)
Cash Flows from Investing Activities
   Patents and other                                       (300)      (52)       (3)         (693)
   Cash acquired in reverse purchase                         --        --        --            13
                                                        -------   -------   -------      --------
            Net cash used in investing activities          (300)      (52)       (3)         (680)
Cash Flows from Financing Activities
   Proceeds from the issuance of
      common stock and warrants                             996       356       687         5,015
   Borrowings from shareholders                              --        --        --           242
   Increase in note payable and other
      short-term advances                                   618       425       241         5,095
   Loan fees                                                 --        --        --          (130)
                                                        -------   -------   -------      --------
            Net cash provided by financing activities     1,614       781       928        10,222
Effect of exchange rate changes on cash                       4       (98)      191           747
                                                        -------   -------   -------      --------
            Net increase (decrease) in cash                 (41)       70      (125)           29
Cash, beginning of period                                    70        --       125            --
                                                        -------   -------   -------      --------
Cash, end of period                                     E    29   E    70   E    --      E     29
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

Mymetics Corporation (the "Company") was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2006, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E6,480 at December 31, 2006. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E6,538 as of December 31, 2006, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Cash

Cash deposits are occasionally in excess of insured amounts. Interest paid was E267 in 2006, E222 in 2005 and E201 in 2004. The Company has paid no income tax since its inception.

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2006 and 2005 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Current liabilities

The Company was not able to meet the E900,000 loan repayment due at September 30, 2006 to MFC Merchant Bank SA ("MFC") under its E3.7 million credit facility. MFC had initially agreed to delay declaring a default to allow MFC and the Company to negotiate terms of repayment acceptable to MFC, and for the Company to identify additional investors to fund the repayment.

On September 1, 2006, the Company received a letter from MFC declaring the Company in default. Under the terms of the credit facility, the Company's default accelerated the repayment of the credit facility. In its letter, MFC demanded repayment no later than September 5, 2006 of the outstanding balance under the credit facility, totaling approximately E3.9 million including interest through such date. The Company has not made that repayment.

In connection with the declaration of default referred to above, the Company proceeded with lawsuits against MFC and certain prior and present officers of MFC, KHD Humboldt Wedag International, Ltd. (f/k/a MFC Bancorp., Ltd.) alleging breaches of fiduciary duty, interference with prospective business relations and civil conspiracy. On March 19, 2007, we entered into a settlement under which the E4,021 loan was terminated. See note 8.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 99,716,382 for the year ended December 31, 2006, 71,972,491 for the year ended December 31, 2005, and 62,177,629 for the year ended December 31, 2004. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2006. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, ("FAS 123R"). Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by FAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 and thereafter will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost ratably over the requisite service period.

If the fair value method had been applied since inception, additional compensation costs of E320 would have been recorded. The expense for stock options and warrants to purchase stock granted is measured using a fair value valuation model at the date of grant multiplied by the number of options granted.

The fair value of each option granted was estimated for proforma purposes on the grant date using the Black-Scholes model (use of this model for proforma purposes is not intended to indicate the value of the Company as a whole). There were no options issued in 2006 and 2005.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company does not expect any material impact from applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect any material impact from applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for employers with publicly traded equity securities for fiscal years ending after December 15, 2006. Employers without publicly traded equity securities are required to include certain disclosures until fully adopting FAS 158 for fiscal years ending after December 15, 2006 but before June 16, 2007. The Company does not expect any material impact from applying FAS 158.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect any material impact from applying FAS 159.

Note 2. Receivables

                                  2006   2005
                                  ----   ----
Trade receivables                  E--    E--
Value added tax refund              15     42
                                   ---    ---
                                    15     42
Allowance for doubtful accounts     --     --
                                   ---    ---
                                   E15    E42
                                   ===    ===

Note 3. Other Intangible Assets

Other intangible assets consist of patents which are stated at cost of the fees paid to the French and US patent offices. At December 31, 2006 and 2005, the carrying amount of patents and licenses was E300 and E52 net of accumulated amortization of E380 and E328, respectively. Amortization expense relating to patents was E52, E80, and E59 for 2006, 2005 and 2004, respectively. Amortization expense is expected to amount to E15 each year from 2007 to 2011, which refers only to our new license acquisition costs, amortized over 20 years, unless new patents are filed during that year.

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

The Company has a non-revolving term credit facility with MFC Bank which allowed the Company to borrow up to E3,700 at LIBOR plus 4% (approximately 7.63% at December 31, 2006), with an instalment of E900 repayable on June 30, 2006 and the balance due December 31, 2006, collateralized by all of the Company's assets plus any future patents. The Company owed E4,372 and E3,754 under this facility as of December 31, 2006 and 2005, respectively. The fair value of this note approximates carrying value because the note is short-term and has a market rate of interest.

The agreement allows MFC Bank to convert the loan balance into common stock at U.S.$0.30 per share. Accordingly, 14,765,733 shares have been reserved at December 31, 2006, for potential issuance. The Company has disputed the validity of the loan in its lawsuit against MFC and certain of its officers and directors. See "Credit Facility with MFC Merchant Bank S.A." under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

The Company incurred fees of E52 and E87 (paid with shares of the Company) to MFC Bank in 2006 and 2005, respectively, related to management and financing services.

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

In March 2005, the Company issued 500,000 shares of common stock to MFC Bank as consideration for the bank's extension of the due date of the note payable to the bank. The Company recorded a bank fee for E88 as a result of this issuance.

In January 2006, the Company issued 2,500,000 shares of common stock to MFC Bank as consideration for the bank's extension of the due date of the note payable to the bank. The Company recorded a bank fee for E52 as a result of this issuance.

In March 2007, the Company entered into a settlement agreement related to this credit facility. See note 8.

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

The Company owes officers approximately E338 at December 31, 2006, for salaries and fees and also for expenses paid on behalf of the Company. These amounts are unsecured, do not bear interest and are included in accounts payable.

In July 2006, the officers agreed to convert approximately half of their current claims or E280 into 3,500,000 shares of common stock of Mymetics Corporation at a price per share of $0.10. The current market price was then $0.05 or less.

Note 5. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                 2006    2005    2004
                                                -----   -----   -----
U.S. Federal statutory rates on loss from
   operations                                   E(539)  E(659)  E(749)
Nondeductible fee paid in warrants and common
   stock                                           --      --     224
Effect of exchange rate changes on
   U.S. net operating loss carryforward           257    (235)    103
Increase in valuation allowance                   282     894     423
Other                                              --      --      (1)
                                                -----   -----   -----
Income tax provision                            E  --   E  --   E  --
                                                =====   =====   =====

Deferred tax asset is composed of the following:

                                                                       2006      2005
                                                                     -------   -------
Difference in book and tax basis of amounts payable to shareholder   E    82   E    82
Net operating loss carryforwards
   United States                                                       2,489     2,224
   France                                                              1,238     1,253
                                                                     -------   -------
                                                                       3,809     3,559
Less valuation allowance for deferred tax asset                       (3,809)   (3,559)
                                                                     -------   -------
Net deferred tax asset                                               E    --   E    --
                                                                     =======   =======

The change in the valuation allowance was E282 less E32 related to expiring French net operating losses.

The Company's provision for income taxes was derived from U.S. and French operations. At December 31, 2006, the Company had estimated net operating loss carryforwards which expire as follows:

            United
            States   France
            ------   ------
2006        E   --   E  381
2007            --    1,039
2008            --      801
2009            --    1,290
2010            --       80
2011-2026    7,320       50
            ------   ------
            E7,320   E3,641 (*)
            ======   ======

(*) French losses would be lost should the company be liquidated in 2007 following its emergence from receivership. The change in the valuation allowance was E282 less E32 related to expiring French net operating losses.

Note 6. Stock Option Plans

1994 Amended Stock Option Plan

The Company's 1994 stock option plan provided for the issuance of up to 350,000 shares of the Company's common stock to employees and non-employee directors. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                           Weighted
                                 Number    Average
                                   of      Exercise
                                 Shares     Price
                                -------   ----------
Outstanding and exercisable
   at December 31, 2004          13,750   U.S. $1.11
Expired in 2005                  (1,250)         .75
Outstanding and exercisable
   at December 31, 2005          12,500   U.S. $1.15
Expired in 2006                 (12,500)        1.15
                                -------
Outstanding and exercisable
   at December 31, 2006              --
                                =======
Reserved for future grants at
   December 31, 2006                 --
                                =======

1995 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on August 15, 1996, which provided for the issuance of up to 150,000 shares of the Company's common stock to key employees. The plan was terminated during 2002. The following table summarizes information with respect to this plan:

                                               Weighted
                                    Number      Average
                                      of       Exercise
                                    Shares       Price
                                   --------   ----------
Outstanding and exercisable
   at December 31, 2004             100,000    U.S. $.75
Expired in 2005                    (100,000)         .75
Outstanding and exercisable
   At December 31, 2005 and 2006         --           --
                                   ========    =========
Reserved for future grants
   at December 31, 2006                  --
                                   ========

The exercise price on these options is $0.75.

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. No options were issued in 2005 and 2006. The weighted average fair value of these options at the grant dates were E0.12 and E0.62 per option in 2003 and 2002, respectively. The following table summarizes information with respect to this plan:

                                                Weighted
                                     Number     Average
                                       of       Exercise
                                     Shares      Price
                                   ---------   ---------
Outstanding and exercisable
   at December 31, 2004, 2005
      and 2006                       442,500   U.S. $ .97
                                   =========   ==========
Reserved for future grants
   at December 31, 2006            4,557,500
                                   =========

Almost all options have an expiration date ten and a half years after issuance.

At December 31, 2006, exercise prices range from $0.12 to $3.50. There was no intrinsic value on outstanding options at December 31, 2006.

Note 7. Commitments and Contingencies

Total rent expense per year was E15 for 2006, E15 for 2005, and E32 for 2004. All leases can be cancelled at short notice with no penalties.

On October 26, 2006, the Court of Appeals of Lyon (France) overturned a judgement rendered by the Lyon Industrial Tribunal ("Prud'hommes") in favor of Dr. Pierre-Francois Serres, a former director and officer of the Company. Under this lower court judgement and as disclosed on Form 10-K for the year ended December 31, 2005 to the Securities and Exchange Commission, Dr. Serres was awarded approximately E173,000. In the court's decision, the Company will not have to pay this amount and will receive reimbursement of approximately E33,000 he had previously been able to seize from the company's bank account based on the lower court's initial judgement. We intend to vigorously pursue this matter until fully resolved.

Note 8.

Subsequent Events

In January 2007, the Company issued 650,000 common shares to an investor for $65,500 and 1,000,000 common shares to four individuals as fee for services rendered. In February 2007, 1,745,000 shares were issued to three investors for $174,500.

In January 2007, the Company issued 8,712,000 common shares to an investor for E990,000. The same investor also granted an unsecured loan in the amount of E500,000 at 5% interest, repayable on March 19, 2008, in view of financing the settlement discussed below.

In March 2007, the Company entered into a settlement agreement to settle outstanding amounts due under the credit facility granted by MFC Merchant Bank SA (see note 4). In connection with the settlement, the Company paid E1.49 million and issued 12,500,000 common restricted shares. The payment of cash was applied to the outstanding credit facility balance with the remainder considered as a conversion of debt into equity on the issuance of the Company's shares. No gain or loss resulted from this transaction.

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

                                        Mymetics Corporation


                                        By: /s/ Christian Rochet
                                            ------------------------------------
                                        Name: Christian J.F. Rochet
                                        Title: Chief Executive Officer

                                        ----------------------------------------
                                                         (Date)

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

-------------------------------------
            (date)


/s/ Ernst Luebke                        Chief Financial Officer and Director
-------------------------------------   (Principal Financial and Accounting
Ernst Luebke                            Officer)

-------------------------------------
            (date)


/s/ Sylvain Fleury                      Chief Scientific Officer and
-------------------------------------   Director
Sylvain Fleury, Ph. D.

-------------------------------------
            (date)