Form 10-Q
period 2007-03-31
MYMETICS CORP
filed 2007-05-15
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes        No   X
                                                      ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at May 7, 2007
         -----                                  ------------------------------
         Common Stock, $0.01                    136,627,464
         par value

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                      March 31,         December 31,
                                                                        2007               2006
                                                                      --------           --------
                        ASSETS

Current Assets
      Cash                                                            E      5           E     29
      Receivables                                                           15                 15
      Prepaid expenses                                                      13                 16
                                                                      --------           --------
                        Total current assets                                33                 60
Patents and licenses                                                       296                300
                                                                      --------           --------
                                                                      E    329           E    360
                                                                      ========           ========
                        LIABILITIES AND SHAREHOLDERS'
                        EQUITY (DEFICIT)
Current Liabilities
      Accounts payable                                                E  2,101           E  1,933
      Taxes and social costs payable                                         5                  5
      Current portion of notes payable                                     --               4,021
      Other                                                                184                288
                                                                      --------           --------
                        Total current liabilities                        2,290              6,247
Payable to Shareholders                                                    242                242
Notes Payable to shareholders                                              851                351
                                                                      --------           --------
                        Total liabilities                                3,383              6,840
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value; 495,000,000 shares
                 authorized; issued and outstanding
                 135,627,464 at March 31, 2007 and
                 110,690,464 at December 31, 2006                        1,327              1,061
      Common stock issuable; 330,000 shares at December 31, 2006          --                    3
      Preferred stock, U.S. $.01 par value; 5,000,000 shares
                 authorized; none issued or outstanding                   --                 --
      Additional paid-in capital                                        10,940              7,381
      Deficit accumulated during the development stage                 (16,072)           (15,672)
      Accumulated other comprehensive income                               751                747
                                                                      --------           --------
                                                                        (3,054)            (6,480)
                                                                      --------           --------
                                                                      E    329           E    360
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


                                              FOR THE THREE        FOR THE THREE       TOTAL ACCUMULATED
                                               MONTHS ENDED         MONTHS ENDED          DURING THE
                                              MARCH 31, 2007       MARCH 31, 2006      DEVELOPMENT STAGE
                                             --------------       --------------      -----------------
Revenue
       Sales                                   E   --               E   --               E    224
       Interest                                    --                   --                     34

                                               --------             --------             --------
                                                   --                   --                    258
                                               --------             --------             --------

Expenses
       Research and development                     148                   96                5,777
       General and administrative                   171                  199                7,303
       Bank fee                                    --                   --                    935
       Interest                                      77                   62                1,299
       Goodwill impairment                         --                   --                    209
       Amortization                                   4                   25                  517
       Directors' fees                             --                   --                    274
       Other                                       --                   --                     10
                                               --------             --------             --------
                                                    400                  382               16,324
                                               --------             --------             --------

Loss before income tax provision                   (400)                (382)             (16,066)

Income tax provision                               --                   --                     (6)

                                               --------             --------             --------
Net loss                                           (400)                (382)             (16,072)

Other comprehensive income
       Foreign currency translation
         adjustment                                   4                   10                  751

                                               --------             --------             --------
Comprehensive loss                             E   (396)            E   (372)            E(15,321)
                                               ========             ========             ========

Basic and diluted loss per share               E  (0.00)            E  (0.00)
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

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)


                                                   FOR THE THREE        FOR THE THREE       TOTAL ACCUMULATED
                                                    MONTHS ENDED         MONTHS ENDED           DURING THE
                                                   MARCH 31, 2007       MARCH 31, 2006      DEVELOPMENT STAGE
                                                    -------------       --------------      -----------------
Cash flow from operating activities
Net Loss                                             E    (400)           E    (382)           E (16,072)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Amortization                                             4                   25                  517
    Goodwill impairment                                   --                   --                    209
    Fees paid in warrants                                 --                   --                    223
    Services and fee paid in common stock                   27                   55                2,020
    Amortization of debt discount                         --                   --                    210
Changes in current assets and
  liabilities, net of effects
  from reverse purchase
    Decrease(increase) in receivables                     --                   --                     23
    Increase(decrease) in accounts payable                 168                 (153)               1,803
    Increase(decrease) in taxes and                       --                   --                      5
    social costs payable
    Increase(decrease)in Other                            (101)                  (5)                 219

                                                      --------             --------             --------
Net cash used in operating activities                     (302)                (460)             (10,843)
                                                      --------             --------             --------

Cash flows from investing activities
  Patents and other                                       --                    (23)                (693)
  Cash acquired in reverse purchase                       --                   --                     13

                                                      --------             --------             --------
Net cash used in investing activities                     --                    (23)                (680)
                                                      --------             --------             --------

Cash flows from financing activities
  Proceeds from issuance of common stock                 1,264                  356                6,599
  Borrowing from shareholders                              500                 --                    742
  Increase in note payable and other
  short-term advances                                     --                     61                5,056
  Decrease in note payable and other
  short-term advances                                   (1,490)                --                 (1,490)
  Loan fees                                               --                   --                   (130)

                                                      --------             --------             --------
Net cash provided by financing activities                  274                  417               10,777
                                                      --------             --------             --------

Effect on foreign exchange rate on cash                      4                   10                  751

                                                      --------             --------             --------
Net change in cash                                         (24)                 (56)                   5

Cash, beginning of period                                   29                   70                 --

                                                      --------             --------             --------
Cash, end of period                                  E       5            E      14            E       5
                                                      ========             ========             ========


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2007
                                   (UNAUDITED)

Note 1.  The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2006.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ended March 31, 2007 were of a normal and recurring nature.

The amounts presented for the three-month period ended March 31, 2007, are not necessarily indicative of the results of operations for a full year.

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

These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2007, the Company had not performed any human clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2007 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E16,072 at March 31, 2007. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E2,257 as of March 31, 2007, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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


Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at March 31, 2007 and December 31, 2006 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.


Current liabilities

In March 2007, the Company entered into a settlement agreement to settle outstanding amounts due under a E3.7 million credit facility due to MFC Merchant Bank S.A. In connection with the settlement, the Company paid E1.49 million and issued 12,500,000 common shares. The payment of cash was applied to the outstanding credit facility balance with the remainder considered as a conversion of debt into equity on the issuance of the Company's shares. No gain or loss resulted from this transaction.


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


Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 116,283,308 and 89,374,353 for the three months ended March 31, 2007 and 2006, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, ("FAS 123R").

If the fair value method under FAS 123R had been applied since inception, additional compensation costs of E320 would have been recorded. The expense for stock options and warrants to purchase stock granted is measured using a fair value valuation model at the date of grant multiplied by the number of options granted.

The fair value of each option granted was estimated for pro forma purposes on the grant date using the Black-Scholes model (use of this model for pro forma purposes is not intended to indicate the value of the Company as a whole). There were no options issued in 2007 and 2006.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2007 and 2006 should be read in conjunction with the Company's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to

Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2006 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2006.


THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenue was nil for the three months ended March 31, 2007 and March 31, 2006.

Costs and expenses increased to E400,000 for the three months ended March 31, 2007 from E382,000 (4.7%) for the three months ended March 31, 2006. Research and development expenses increased to E148,000 in the current period from E96,000 (54.0%) in the comparative period of 2006 as we are now preparing the viral challenge tests of our immunized non-human primates. General and administrative expenses decreased to E171,000 in the three months ended March 31, 2007 from E199,000 in the comparative period of 2006 (-11.1%) mostly due to overall cost reduction measures and the fact that the comparative period of 2006 included the cost of 2,500,000 shares issued to MFC Merchant Bank S.A. as fee for the extension of its credit facility.

The Company reported a net loss of E400,000, or E0.00 per share, for the three months ended March 31, 2007, compared to a net loss of E382,000, or E0.00 per share, for the three months ended March 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E5,000 at March 31, 2007 compared to E29,000 at December 31, 2006.

We have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing from our shareholders provided cash of E500,000 in the current period compared to nil during the three months ended March 31, 2006. Settlement of a non-revolving term facility in the principal amount of up to E3.7 million, under which Mymetics had borrowed an aggregate of E4,021,000, used cash of E1,490,000. The balance of E2,531,000 was settled in exchange for 12.5 million shares of common stock.

As of March 31, 2007, we had an accumulated deficit of approximately E16.1 million, and we incurred losses of E400,000 in the three-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E2,101,000 at March 31, 2007, include E363,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses. The E1,093,000 payable to shareholders at March 31, 2007 includes E242,000 which represents various amounts advanced by Dr. Serres, a former director of Hippocampe S.A. (now Mymetics S.A., our French affiliate), between 1990 and 1999. These advances are reimbursable subject to the French legal concept of "retour a meilleure fortune", or literally, "return to better times," which means when the Company's financial status improves so that repayment is possible. This ambiguous concept has been contractually defined in November 1998 between the lender and Aralis Participations S.A., then a major shareholder of Hippocampe S.A., as essentially a positive working capital ratio of 1.2 during four consecutive quarters, said ratio to be computed exclusively on the basis of commercial revenues for

Hippocampe S.A., i.e., to the exclusion of subsidies, whether from related or unrelated parties. Considering the present status of Mymetics S.A., it is impossible to predict when such amounts will be reimbursed to the lender, if at all. Consequently, they are classified as long term debts. Because our French subsidiary is in receivership (as disclosed in our Form 8-K dated February 13, 2006), Mymetics SA cannot return to "better times" so long as the collection efforts of Dr. Serres force the Company to remain in receivership. Consequently, this amount may never have to be repaid.

Net cash used in operating activities was E302,000 for the period ended March 31, 2007, compared to E460,000 for the period ended March 31, 2006.

Investing activities used no cash during the three months ended March 31, 2007, as compared to E23,000 used during the three months ended March 31, 2006, entirely in the application of new patents.

Financing activities provided cash of E274,000 for the period ended March 31, 2007 compared to E417,000 in the same period last year.

Proceeds from issuance of common stock provided E1,264,000 during the period ended March 31, 2007 compared to E356,000 in the same period in 2006. The increase is essentially due to the settlement of the litigation with MFC Merchant Bank S.A., under which E990,000 was provided by a shareholder to finance the settlement.

Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. We do not pay our non-employee directors, and we credit our salaried executive officers a combined amount of E54,000 per month under Executive Employment Agreements with our CEO, CFO and CSO approved by our Board of Directors on July 1, 2006.

Since January 15, 2004, payments of E4,000 per month for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended March 31, 2004 to the Securities and Exchange Commission. We have not been able to make the payments due under the agreement on a regular basis, and we owed Professor Girard approximately E69,000 at March 31, 2007.

Monthly fixed and recurring expenses for "Property leases" of E1,000 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), which can be cancelled on six months notice. We also lease minimal office facilities for Dr. Fleury at a monthly cost of E1,000, which includes full access to medical databases over high speed internet connection. This lease can be cancelled on very short term notice as we are planning to lease in the next few months facilities to conduct quality checks and to verify scientific results.

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

Interest expense 0f E77,000 includes E9,000 interest paid on notes payable to shareholders and E68,000 interest paid to MFC Merchant Bank S.A. for a note payable, repaid on March 19, 2007. This note payable in the maximum principal amount of E3.7 million carried an interest rate of Libor + 4% which was accrued on a quarterly basis.

As of March 31, 2007, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of

Vaccines Development, and one part-time temporary assistant to our CFO. Certain secretarial work for our CEO is outsourced to a self-employed secretary who accepts being partially paid in common stock of Mymetics at the current market price.

We anticipate hiring an assistant to our CFO as well as a part-time laboratory technician in 2007, and may need to hire additional personnel to meet the needs and demands of any future workload.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV vaccines. These expenditures will relate to the continued gp41 testing and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months will arise if we commence a phase I clinical trial, which we expect to occur during 2007. We expect that funding for the cost of any clinical trials would be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate our operations will require approximately E7.1 million until December 31, 2007. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

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

In parallel with the effort to raise additional capital from Swiss investors as described above, we have also initiated a fund raising program of $6 million in the United States under Regulation D under the Securities Act of 1933.

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

Our early attempts at attracting grants from humanitarian donors have not been successful because such donors are usually barred from making donations to for-profit and/or publicly traded companies such as Mymetics. In addition, most humanitarian donors demand that grant recipients abandon their intellectual property rights or alternatively, severely limit their commercial margins on the sale of preventive vaccines in the developing world. Based on the discussions we have had so far with major pharmaceutical companies in view of entering into a partnership agreement, it is obvious that these potential partners are not thrilled by the prospect of having to limit their margins in the developing world. Therefore and in order to become both eligible for grants and attractive to potential partners, the Company has decided to create a non-profit entity in Monaco to which our intellectual property related to HIV Clade C will be granted free of charge through a cross-licensing agreement. HIV Clade C is the form of HIV virus prevalent in Africa and other developing countries, mostly in Asia. Mymetics will retain all intellectual property related to Clade B, the form of HIV virus prevalent in Europe and North America. Under this scheme, the Monaco entity will be eligible for humanitarian grants to further R&D specifically aimed at developing countries while the prospect of having to cope with a low margin distribution of vaccine in such countries will not hamper our forthcoming negotiations with major pharmaceutical companies to which will only be able to offer Clade B based technology for distribution in high-yield markets such as Europe and North America.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                           PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                           -------------------------------------------
                                                       LESS                     MORE
                                                       THAN    1 - 3   3 - 5    THAN
CONTRACTUAL OBLIGATION                     TOTAL      1 YEAR   YEARS   YEARS   5 YEARS
----------------------                     -----      ------   -----   -----   -------
Long-term debt                              851         E0      851      E0      E0
Capital Lease Obligations                    E0         E0       E0      E0      E0
Operating Lease Obligations                  E0         E0       E0      E0      E0
Purchase Obligations                        575        575       E0      E0      E0
Other Long-Term Liabilities Reflected on
   Mymetics Balance Sheet under GAAP         E0         E0       E0      E0      E0
                                           ----        ---      ---      --      --
TOTAL                                      1426        575      851      E0      E0
                                           ====        ===      ===      ==      ==

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have no debt obligations which are sensitive to interest rate fluctuations as all our notes payable have fixed interest rates in the range from 5 to 10% p.a.


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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2007, we issued 23,607,000 shares for a total of E1,264 and elimination of E2,351 of debt. Of these, 12.5 million were issued to MFC Merchant Bank S.A. as part of our settlement, 10.1 million were issued to a shareholder (of which 8.7 million to finance the MFC settlement), 0.65 million were issued to another shareholder and 0.325 to a new shareholder to finance our activities.

During that same first quarter, an aggregate of one million shares were issued to four individuals for services rendered.

All of the foregoing issuances were made in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act in reliance, among other things, upon the fact that there was a limited number of recipients, there was no general solicitation of offers and all of the recipients were accredited investors.

ITEM 5. OTHER INFORMATION

On April 27, 2007, one million shares were issued to a new investor at $0.20 per share for a total of $200,000. The foregoing sale was made in reliance upon the exemption from registration provided by Section 4(2) and Regulation S under the Securities Act in reliance, among other things, upon the fact that the investor is not a resident of the United States.

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

Dated:  May 11, 2007                      MYMETICS CORPORATION


                                      By: /s/ Christian Rochet
                                          -------------------------------------
                                          President and Chief Executive Officer