Form 10-Q
period 2007-06-30
MYMETICS CORP
filed 2007-07-26
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class                     Outstanding at July 17, 2007
-----                     ----------------------------
Common Stock, U.S.$0.01
   par value                      173,096,964

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                              June 30,   December 31,
                                                                2007         2006
                                                              --------   ------------
ASSETS
Current Assets
   Cash                                                       E     77     E     29
   Receivables                                                      --           15
   Prepaid expenses                                                229           16
                                                              --------     --------
      Total current assets                                         306           60
Patents and licenses                                               466          300
                                                              --------     --------
                                                              E    772     E    360
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                           E  1,605     E  1,933
   Taxes and social costs payable                                   --            5
   Current portion of notes payable                                 --        4,021
   Other                                                             7          288
                                                              --------     --------
      Total current liabilities                                  1,612        6,247
Payable to Shareholders                                             --          242
Notes Payable to shareholders                                      151          351
                                                              --------     --------
      Total liabilities                                          1,763        6,840
Shareholders' Equity (Deficit)
   Common stock, U.S. $.01 par value; 495,000,000 shares
      authorized; issued and outstanding
      170,196,964 at June 30, 2007 and
      110,690,464 at December 31, 2006                           1,568        1,061
   Common stock issuable; 2,900,000 shares at June 30, 2007
      And 330,000 shares at December 31, 2006                       22            3
   Preferred stock, U.S. $.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                        --           --
   Additional paid-in capital                                   15,329        7,381
   Deficit accumulated during the development stage            (18,656)     (15,672)
   Accumulated other comprehensive income                          746          747
                                                              --------     --------
                                                                  (991)      (6,480)
                                                              --------     --------
                                                              E    772     E    360
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

                                    FOR THE SIX     FOR THE SIX    TOTAL ACCUMULATED
                                    MONTHS ENDED    MONTHS ENDED       DURING THE
                                   JUNE 30, 2007   JUNE 30, 2006   DEVELOPMENT STAGE
                                   -------------   -------------   -----------------
Revenue
   Sales                              E    --         E   --           E    224
   Interest                                --             --                 34
                                      -------         ------           --------
                                           --             --                258
                                      -------         ------           --------
Expenses
   Research and development               218            319              5,847
   General and administrative           2,651            261              9,774
   Bank fee                                --             --                935
   Interest                               106            125              1,337
   Goodwill impairment                     --             --                209
   Amortization                             9             50                522
   Directors' fees                         --             --                274
   Other                                   --             --                 10
                                      -------         ------           --------
                                        2,984            755             18,908
                                      -------         ------           --------
Loss before income tax provision       (2,984)          (755)           (18,650)
Income tax provision                       --             --                 (6)
                                      -------         ------           --------
Net loss                               (2,984)          (755)           (18,656)
Other comprehensive income
   Foreign currency translation
      adjustment                           (1)            20                746
                                      -------         ------           --------
Comprehensive loss                    E(2,985)        E (735)          E(17,910)
                                      =======         ======           ========
Basic and diluted loss per share      E (0.02)        E(0.01)
                                      =======         ======

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                   FOR THE THREE   FOR THE THREE
                                    MONTHS ENDED    MONTHS ENDED
                                   JUNE 30, 2007   JUNE 30, 2006
                                   -------------   -------------
Revenue
   Sales                              E    --         E   --
   Interest                                --             --
                                      -------         ------
                                           --             --
                                      -------         ------
Expenses
   Research and development                70            223
   General and administrative           2,480             62
   Bank fee                                --             --
   Interest                                29             63
   Goodwill impairment                     --             --
   Amortization                             5             25
   Directors' fees                         --             --
   Other                                   --             --
                                      -------         ------
                                        2,584            373
                                      -------         ------
Loss before income tax provision       (2,584)          (373)
Income tax provision                       --             --
                                      -------         ------
Net loss                               (2,584)          (373)
Other comprehensive income
   Foreign currency translation
      adjustment                           (5)            10
                                      -------         ------
Comprehensive loss                    E(2,589)        E (363)
                                      =======         ======
Basic and diluted loss per share      E (0.02)        E(0.00)
                                      =======         ======

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                FOR THE SIX     FOR THE SIX    TOTAL ACCUMULATED
                                                MONTHS ENDED    MONTHS ENDED       DURING THE
                                               JUNE 30, 2007   JUNE 30, 2006   DEVELOPMENT STAGE
                                               -------------   -------------   -----------------
Cash flow from operating activities
Net Loss                                          E(2,984)         E(755)           E(18,656)
Adjustments to reconcile net loss to
   net cash used in operating activities
      Amortization                                      9             50                 522
      Goodwill impairment                              --             --                 209
      Fees paid in warrants                            --             --                 223
      Services and fee paid in common stock         2,421             --               4,415
      Amortization of debt discount                    --             --                 210
Changes in current assets and
   liabilities, net of effects
   from reverse purchase in a prior period
      Decrease(increase) in receivables                15            (35)                 38
      Increase(decrease) in accounts payable         (328)           236               1,587
      Increase(decrease) in taxes and                  (5)            --                  --
      social costs payable
         Increase(decrease)in Other                  (494)           (11)               (174)
                                                  -------          -----            --------
Net cash used in operating activities              (1,366)          (515)            (11,626)
                                                  -------          -----            --------
Cash flows from investing activities
   Patents and other                                 (175)          (323)               (868)
   Cash acquired in reverse purchase                   --             --                  13
                                                  -------          -----            --------
Net cash used in investing activities                (175)          (323)               (855)
                                                  -------          -----            --------
Cash flows from financing activities
   Proceeds from issuance of common stock           2,350            665               7,365
   Borrowing from shareholders                        730             --                 972
   Increase in note payable and other
      short-term advances                              --            237               5,095
   Decrease in note payable and other
      short-term advances                          (1,490)            --              (1,490)
   Loan fees                                           --             --                (130)
                                                  -------          -----            --------
Net cash provided by financing activities           1,590            902              11,812
                                                  -------          -----            --------
Effect on foreign exchange rate on cash                (1)            20                 746
                                                  -------          -----            --------
Net change in cash                                     48             84                  77
Cash, beginning of period                              29             70                  --
                                                  -------          -----            --------
Cash, end of period                               E    77          E 154            E     77
                                                  =======          =====            ========

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the six-month period ended June 30, 2007 were of a normal and recurring nature.

The amounts presented for the six-month period ended June 30, 2007, are not necessarily indicative of the results of operations for a full year.

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

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2007, the Company had not performed any human clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2009 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit in shareholders' equity (deficit) of E18,656 at June 30, 2007. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E1,306 as of June 30, 2007, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at June 30, 2007 and December 31, 2006 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Current liabilities

On June 8, 2007, a shareholder agreed to convert three short term notes totalling E930,000 into restricted Company's shares at an average price of $0.137 per share, market price being $0.105 on that day.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 130,516,481 and 93,540,354 for the six months ended June 30, 2007 and 2006, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

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

Issuance of shares

From January 1, 2007, through June 30, 2007, the Company has issued common stock as follows:

-    12,500,000 in exchange for long-term debt of E2,598,

-    2,957,500 shares in exchange for services valued at E210,

-    16,000,000 shares for management bonuses valued at E2,152,

- 9,469,000 shares in exchange for short-term debt and interest payable to a shareholder of E961,

-    18,900,000 shares in exchange for cash of E2,282,

-    2,250,000 shares in exchange for a reduction in accounts payable of E29.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2007 and 2006 should be read in conjunction with the Company's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue was nil for the six months ended June 30, 2007 and June 30, 2006.

Costs and expenses increased to E2,984,000 for the six months ended June 30, 2007 from E755,000 (295.2%) for the six months ended June 30, 2006. Research and development expenses decreased to E218,000 in the current period from E319,000 (-31.7%) in the comparative period of 2006 as we are now preparing phase I of our human clinical tests. General and administrative expenses increased to E2,651,000 in the six months ended June 30, 2007 from E261,000 in the comparative period of 2006 (915.7%) mostly due to the fact that the comparative period of 2007 included the cost of the settlement with MFC Merchant Bank S.A. as well as the cost of the shares issued as bonus to our management.

The Company reported a net loss of E2,984,000, or E0.02 per share, for the six months ended June 30, 2007, compared to a net loss of E755,000, or E0.01 per share, for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E77,000 at June 30, 2007 compared to E29,000 at December 31, 2006.

We have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing from our shareholders provided cash of E730,000 in the current period compared to nil during the six months ended June 30, 2006. Settlement of a non-revolving term facility in the principal amount of up to E3.7 million, under which Mymetics had borrowed an aggregate of E4,021,000, used cash of E1,490,000. The balance of E2,531,000 was settled in exchange for 12.5 million shares of common stock.

As of June 30, 2007, we had an accumulated deficit of approximately E18.7 million, and we incurred losses of E2,984,000 in the six-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies as well as the settlement of our dispute with MFC Merchant Bank SA and the issuance of bonus shares to our officers. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E1,605,000 at June 30, 2007, include E198,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses.

Net cash used in operating activities was E1,366,000 for the period ended June 30, 2007, compared to E515,000 for the period ended June 30, 2006, mostly due to the cost of our settlement with MFC Merchant Bank S.A., the cost of shares issued as bonus to our management and the prepayments we had to do to strategic partners involved in the preparation of our phase I human clinical tests due to begin in 2008.

Investing activities used cash of E175,000 during the six months ended June 30, 2007, entirely for the acquisition of strategic license rights, as compared to E323,000 used during the six months ended June 30, 2006, entirely for the application of new patents.

Financing activities provided cash of E1,590,000 for the period ended June 30, 2007 compared to E902,000 in the same period last year.

Proceeds from issuance of common stock provided E2,350,000 during the period ended June 30, 2007 compared to E665,000 in the same period in 2006. The increase is essentially due to the settlement of the litigation with MFC Merchant Bank S.A., under which E990,000 was provided by a shareholder to finance the settlement. Additionally, included as part of borrowings from shareholders, is E500,000 which was received as a short term loan and was used as part of the settlement. The short term loan was converted into common stock in June 2007.

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

Since January 15, 2004, payments of E4,000 per month for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended June 30, 2004 to the Securities and Exchange Commission. We have not been able to make the payments due under the agreement on a regular basis, and we owed Professor Girard approximately E59,000 at June 30, 2007.

Monthly fixed and recurring expenses for "Property leases" of E1,200 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet), which can be cancelled on six months notice. We also lease minimal office facilities for Dr. Fleury at a monthly cost of E1,000, which includes full access to medical databases over high speed internet connection. This lease can be cancelled on very short term notice as we are planning to lease in the next few months facilities to conduct quality checks and to verify scientific results.

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and ongoing litigation expenses, audit and review fees paid to our independent accountants, and fees paid for investor relations.

Interest expense of E106,000 includes E38,000 interest paid on notes payable to shareholders and E68,000 interest paid to MFC Merchant Bank S.A. for a note payable, repaid on March 19, 2007. This note payable in the maximum principal amount of E3.7 million carried an interest rate of Libor + 4% which was accrued on a quarterly basis.

As of June 30, 2007, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of Vaccines Development, and one part-time temporary assistant to our CFO. Certain secretarial work for our CEO is outsourced to a self-employed secretary who accepts being partially paid in common stock of Mymetics at the current market price.

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

We anticipate our operations will require approximately E8 million until December 31, 2009, when our phase I human clinical tests are expected to be completed. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

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

We are presently engaged in raising the equivalent of E8 million from Swiss and other non-US investors under Regulation S under the Securities Act of 1933 in the form of Convertible Notes at staggered conversion prices between $0.30 and $0.80 (depending on the date committed). This method was preferred to straight sales of shares at current market price as we and our new investors believe that the market price presently does not accurately reflect the value of our common stock but only reflects our past and the difficulty we face in communicating our results to the public due to the complex scientific issues involved and the requirements of secrecy under patent laws, which preclude us from communicating our latest results until the relevant patent applications become public eighteen months after filing.

In parallel with the effort to raise additional capital from non-US investors as described above, we have also initiated a fund raising program of $6 million in the United States under Regulation D under the Securities Act of 1933.

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

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next six months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of future clinical trials.

To become both eligible for humanitarian grants and attractive to potential partners, the Company has decided to create a non-profit entity in Monaco to further R&D specifically aimed at poverty-stricken regions, mostly in Africa and Asia, generally affected by the Clade C of the HIV virus, and to eventually distribute specific preventive vaccines in said regions in partnership with reputable governmental and non-governmental organizations. Under this plan, the Company will receive mandates from the Monaco entity to perform specific clinical tests in Africa and other poverty-stricken regions and will commit to eventually produce under contract preventive vaccines on a "cost-plus" basis.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                    PAYMENTS DUE BY PERIOD
                                                     (THOUSANDS OF EUROS)
                                           ----------------------------------------
                                                    LESS                     MORE
                                                    THAN    1 - 3   3 - 5    THAN
CONTRACTUAL OBLIGATION                     TOTAL   1 YEAR   YEARS   YEARS   5 YEARS
----------------------                     -----   ------   -----   -----   -------
Long-term debt (1)                           151      151    E  0     E0       E0
Capital Lease Obligations                  E   0    E   0    E  0     E0       E0
Operating Lease Obligations (2)               10       10    E  0     E0       E0
Purchase Obligations (3)                    1375      975     400     E0       E0
Other Long-Term Liabilities Reflected on
   Mymetics Balance Sheet under GAAP       E   0    E   0    E  0     E0       E0
                                           -----    -----    ----    ---      ---
TOTAL                                       1526     1126     400     E0       E0
                                           =====    =====    ====    ===      ===

(1)  Short term note due to a shareholder and director

(2)  Office leases in case of cancellation

(3) Of which two E400 installments for Virosome license fee and E575 for GMP Grade peptides and proteins for phase I human clinical trials, of which 229,000 prepaid

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have no debt obligations which are sensitive to interest rate fluctuations as our only remaining note payable carries a fixed rate of 10% p.a.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are exposed to routine litigation incident to our business. Our policy is to defend vigorously only the suits with material amounts being sought in damages and after considering the potential legal costs involved. We do not currently maintain any liability insurance but are planning to purchase such insurance as soon as our financial resources will allow it.

Following over a year of litigation initiated by a former director, our French subsidiary, Mymetics S.A., was ordered by a French court to liquidate and sold its patents to Lomastar Sarl. All previously disclosed financial items related to Mymetics S.A. have now been either reversed or written off, such as E242 due to said former director under the French legal concept of "Return to better fortune", which is not due anymore by virtue of the liquidation, or the E175 provision set up in anticipation of a possible adverse ruling in the case of said litigation.

We are in the process of negotiating an agreement with Lomastar Sarl under which we expect to regain control of the patents for a reasonable royalty payment. Our management believes that an inability to work out an arrangement for control of the patents formerly owned by Mymetics S.A. would not have a material adverse effect on our results of operations in future periods.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2007, we issued 36,819,500 shares for a total of E4,652,000 and elimination of E930,000 of debt. Of these shares, 16.0 million were issued to our officers as bonus for hardship endured and results achieved since 2003, 14.9 million were issued to Anglo Irish bank (Suisse) S.A. (of which 9.5 million to convert notes payable totalling E930,000), 1 million to Franz von Meyenburg and 0.75 million to SCI Etoile de Mer (Monaco) to finance our activities.

During that same second quarter, an aggregate of 1.7 million shares were issued to four individuals for services rendered and 0.3 million as partial fee for a key license received.

On June 29, 2007, we issued to Denis Francois 2,250,000 additional shares that were inadvertently not issued to him. Mr.Francois had already received 2,307,000 shares in connection with an investment that he made in our company in 2005.

All of the foregoing issuances were made in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act in reliance, among other things, upon the fact that there was a limited number of recipients, there was no general solicitation of offers and all of the recipients were accredited investors.

ITEM 5. OTHER INFORMATION

None.

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

Dated: July 17, 2007                    MYMETICS CORPORATION


                                        By: /s/ Christian Rochet
                                            ------------------------------------
                                            President and Chief Executive
                                            Officer