Form 10-Q
period 2007-09-30
MYMETICS CORP
filed 2007-11-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X
                                     ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class                                           Outstanding at November 13, 2007
-----                                           --------------------------------
Common Stock, U.S.$0.01 par value               186,963,631

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                                   September 30,   December 31,
                                                                        2007           2006
                                                                   -------------   ------------
      ASSETS
Current Assets
   Cash                                                              E    627        E     29
   Receivables                                                             --              15
   Prepaid expenses                                                       121              16
                                                                     --------        --------
      Total current assets                                                748              60
Patents and licenses                                                      461             300
                                                                     --------        --------
                                                                     E  1,209        E    360
                                                                     ========        ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                                  E  1,168        E  1,933
   Taxes and social costs payable                                          --               5
   Current portion of notes payable                                        --           4,021
   Other                                                                   16             288
                                                                     --------        --------
      Total current liabilities                                         1,184           6,247
Payable to Shareholders                                                    --             242
Notes Payable to shareholders                                             151             351
                                                                     --------        --------
      Total liabilities                                                 1,335           6,840
Shareholders' Equity (Deficit)
   Common stock, U.S. $.01 par value; 495,000,000 shares
      authorized; issued and outstanding
      177,580,297 at September 30, 2007 and
      110,690,464 at December 31, 2006                                  1,627           1,061
   Common stock issuable; 4,066,667 shares at September 30, 2007
      And 330,000 shares at December 31, 2006                              29               3
   Preferred stock, U.S. $.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                               --              --
   Additional paid-in capital                                          17,247           7,381
   Deficit accumulated during the development stage                   (19,738)        (15,672)
   Accumulated other comprehensive income                                 709             747
                                                                     --------        --------
                                                                         (126)         (6,480)
                                                                     --------        --------
                                                                     E  1,209        E    360
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

                                      FOR THE NINE         FOR THE NINE      TOTAL ACCUMULATED
                                      MONTHS ENDED         MONTHS ENDED          DURING THE
                                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006   DEVELOPMENT STAGE
                                   ------------------   ------------------   -----------------
Revenue
   Sales                                E    --              E    --             E    224
   Interest                                  --                   --                   34
                                        -------              -------             --------
                                             --                   --                  258
                                        -------              -------             --------
Expenses
   Research and development                 722                  468                6,351
   General and administrative             3,215                  622               10,338
   Bank fee                                  --                   --                  935
   Interest                                 115                  125                1,346
   Goodwill impairment                       --                   --                  209
   Amortization                              14                   75                  527
   Directors' fees                           --                   --                  274
   Other                                     --                   --                   10
                                        -------              -------             --------
                                          4,066                1,290               19,990
                                        -------              -------             --------
Loss before income tax provision         (4,066)              (1,290)             (19,732)
Income tax provision                         --                   --                   (6)
                                        -------              -------             --------
Net loss                                 (4,066)              (1,290)             (19,738)

pOther comprehensive income
   Foreign currency translation
      adjustment                            (38)                  14                  709
                                        -------              -------             --------
Comprehensive loss                      E(4,104)             E(1,276)            E(19,029)
                                        =======              =======             ========
Basic and diluted loss per share        E (0.03)             E (0.01)
                                        =======              =======

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                     FOR THE THREE        FOR THE THREE
                                      MONTHS ENDED         MONTHS ENDED
                                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                                   ------------------   ------------------
Revenue
   Sales                                E    --               E   --
   Interest                                  --                   --
                                        -------               ------
                                             --                   --
                                        -------               ------
Expenses
   Research and development                 504                  149
   General and administrative               564                  361
   Bank fee                                  --                   --
   Interest                                   9                   --
   Goodwill impairment                       --                   --
   Amortization                               5                   25
   Directors' fees                           --                   --
   Other                                     --                   --
                                        -------               ------
                                          1,082                  535
                                        -------               ------
Loss before income tax provision         (1,082)                (535)
Income tax provision                         --                   --
                                        -------               ------
Net loss                                 (1,082)                (535)
Other comprehensive income
   Foreign currency translation
      adjustment                            (37)                  (6)
                                        -------               ------

Comprehensive loss                      E(1,119)              E (541)
                                        =======               ======
Basic and diluted loss per share        E (0.01)              E(0.01)
                                        =======               ======

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                FOR THE NINE         FOR THE NINE      TOTAL ACCUMULATED
                                                MONTHS ENDED         MONTHS ENDED         DURING THE
                                             SEPTEMBER 30, 2007   SEPTEMBER 30, 2006   DEVELOPMENT STAGE
                                             ------------------   ------------------   ------------------
Cash flow from operating activities
Net Loss                                          E(4,066)             E(1,290)             E(19,738)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Amortization                                        14                   75                   527
   Goodwill impairment                                 --                   --                   209
   Fees paid in warrants                               --                   --                   223
   Services and fee paid in common stock            2,539                   --                 4,533
   Amortization of debt discount                       --                   --                   210
Changes in current assets and
   liabilities, net of effects from
   reverse purchase in a prior period
   Decrease(increase) in receivables                   15                  (20)                   38
   Increase(decrease) in accounts payable            (765)                 132                 1,150
   Increase(decrease) in taxes and                     (5)                  --                    --
   social costs payable
   Increase(decrease)in Other                        (377)                 (11)                  (57)
                                                  -------              -------              --------
Net cash used in operating activities              (2,645)              (1,114)              (12,905)
                                                  -------              -------              --------
Cash flows from investing activities
  Patents and other                                  (175)                (375)                 (868)
     Cash acquired in reverse purchase                 --                   --                    13
                                                  -------              -------              --------
Net cash used in investing activities                (175)                (375)                 (855)
                                                  -------              -------              --------
Cash flows from financing activities
   Proceeds from issuance of common stock           4,216                  945                 9,231
   Borrowing from shareholders                        730                   --                   972
   Increase in note payable and other
      short-term advances                              --                  505                 5,095
   Decrease in note payable and other
      short-term advances                          (1,490)                  --                (1,490)
   Loan fees                                           --                   --                  (130)
                                                  -------              -------              --------
Net cash provided by financing activities           3,456                1,450                13,678
                                                  -------              -------              --------
Effect on foreign exchange rate on cash               (38)                  14                   709
                                                  -------              -------              --------
Net change in cash                                    598                  (25)                  627
Cash, beginning of period                              29                   70                   --
                                                  -------              -------              --------
Cash, end of period                               E   627              E    45              E    627
                                                  =======              =======              ========
Supplementary disclosure of cash flow
   information:
   Interest paid in cash                          E    --              E    --

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the nine-month period ended September 30, 2007 were of a normal and recurring nature.

The amounts presented for the nine-month period ended September 30, 2007, are not necessarily indicative of the results of operations for a full year.

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

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2007, the Company had not performed any human clinical testing and revenues obtained from the sale or licensing of the Company's technology are not expected before 2009 at the earliest. As such, the Company has not generated significant revenues. Revenues reported by the Company consist of incidental serum by-products of the Company's research and development activities and interest income. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E19,738 at September 30, 2007. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E436 as of September 30, 2007, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that no allowance was necessary at September 30, 2007 and December 31, 2006. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 146,495,984 and 97,203,248 for the nine months ended September 30, 2007 and 2006, respectively. The weighted average number of shares was 177,933,920 and 104,409,594 for the three months ended September 30, 2007 and 2006, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Warrants and options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

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

Issuance of shares

From January 1, 2007, through September 30, 2007, the Company has issued common stock as follows:

-    12,500,000 in exchange for long-term debt of E2,598;

-    5,357,500 shares in exchange for services valued at E388;

-    16,000,000 shares for management bonuses valued at E2,152;

- 9,469,000 shares in exchange for short-term debt and interest payable to a shareholder of E961;

-    27,050,000 shares in exchange for cash of E4,216;

-    2,250,000 shares in exchange for a reduction in accounts payable of E29.

On September 9, 2007, 2 million shares issued in 2004 as collateral for debt have been returned by the creditor to be cancelled following final settlement of the amount due.

Related Party Transactions

Mymetics Corporation purchased 100% of the ownership of a Swiss company from management of Mymetics Corporation in October 2007 for E20,000. The Swiss company had liquid assets of E20,000 and no liabilities at the time of the transaction.

Subsequent Events

On October 6, 2007, the Registrant ("Mymetics") and Pevion Biotech Ltd. entered into an Acquisition & License Agreement pursuant to which Mymetics obtained a worldwide, exclusive license for a term that lasts as long as the date of expiration of the last expiring patent under the License Agreement to Pevion's virosome formulated malaria peptide antigens vaccines. The Agreement grants to Mymetics the exclusive right to develop, use and sell the malaria vaccine worldwide. Pevion will be responsible for supply of the vaccine. Mymetics is required to make a series of cash payments from the inception of the Agreement through February 28, 2008, milestone payments based upon the conclusion of the clinical Phase 1b study in Tanzania and the conclusion of the first clinical Phase II study in Africa as well as royalties based upon future sales of the vaccine.

The preceding description of the Agreement is only a summary and is qualified in its entirety by reference to the Agreement, which is attached as Exhibit 10.1 to our filing on Form 8-K dated October 3, 2007 and incorporated by reference.

Mymetics issued on October 3, 2007 a Convertible Promissory Note (the "Note") payable to Anglo Irish Bank (Suisse) SA in the amount of E500,000 (equal to approximately $705,000) bearing interest of 10% per annum that is payable upon the earlier of three days following the first drawdown by Mymetics of a future minimum $5,000,000 investment or upon an event of default as defined under the Note or can be converted at the election of the holder of the Note at a conversion price of $0.50 per share at any time prior to the first drawdown by Mymetics of a future minimum $5,000,000 investment. The foregoing is intended to be a summary only of the Note and is modified in its entirety by the terms of the Note, a copy of which is attached hereto as Exhibit 10.2 and incorporated by reference.

Mymetics sold to Anglo Irish Bank (Suisse) SA on October 3, 2007 2,350,000 shares of its common stock at a per share price of $0.30 compared to the market bid price of approximately $0.13 on the date of the sale for a payment of E500,000 or approximately $705,000 based upon the Euro/dollar exchange rate that day. The shares of common stock were issued in reliance upon the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended, for offshore securities sales not made to a U.S. person and Section 4(2) of the Securities Act based upon, among other things, the size and manner of the offering. Mymetics issued on October 3, 2007 a Convertible Promissory Note (the "Note") payable to Anglo Irish Bank (Suisse) SA in the amount of E500,000 (equal to approximately $705,000) bearing interest of 10% per annum that is payable upon the earlier of three days following the first drawdown by Mymetics of a future minimum $5,000,000 investment or upon an event of default as defined under the Note or can be converted at the election of the holder of the Note at a conversion price of $0.50 per share at any time prior to the first drawdown by Mymetics of a future minimum $5,000,000 investment. The Note was issued in reliance upon the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended, for offshore securities sales not made to a U.S. person and Section 4(2) of the Securities Act based upon, among other things, the size and manner of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended September 30, 2007 and 2006 should be read in conjunction with the Company's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue was nil for the nine months ended September 30, 2007 and September 30, 2006.

Costs and expenses increased by 215.2% to E4,066,000 for the nine months ended September 30, 2007 from E1,290,000 for the nine months ended September 30, 2006. Research and development expenses increased 54.3% to E722,000 in the current period from E468,000 in the comparative period of 2006 as we are preparing phase I of our human clinical tests. General and administrative expenses increased 416.9% to E3,215,000 in the nine months ended September 30, 2007 from E622,000 in the comparative period of 2006 mostly due to the cost of the settlement with MFC Merchant Bank S.A. and of the bonuses awarded to management.

The Company reported a net loss of E4,066,000, or E0.03 per share, for the nine months ended September 30, 2007, compared to a net loss of E1,290,000, or E0.01 per share, for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E627,000 at September 30, 2007 compared to E29,000 at December 31, 2006.

We have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing from our shareholders provided cash of E730,000 in the current period compared to E505,000 during the nine months ended September 30, 2006. Settlement of a non-revolving term facility in the principal amount of up to E3.7 million, under which Mymetics had borrowed an aggregate of E4,021,000, used cash of E1,490,000. The balance of E2,531,000 was settled in exchange for
12.5 million shares of common stock.

As of September 30, 2007, we had an accumulated deficit of approximately E19.0 million, and we incurred losses of E4,066,000 in the nine-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E1,168,000 at September 30, 2007, include E99,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses.

Net cash used in operating activities was E2,645,000 for the period ended September 30, 2007, compared to E1,114,000 for the period ended September 30, 2006, mostly due to the prepayments we had to do to strategic partners involved in the preparation of our phase I human clinical tests due to begin in 2008.

Investing activities used cash of E175,000 during the nine months ended September 30, 2007, entirely for the acquisition of strategic license rights, as compared to E375,000 used during the nine months ended September 30, 2006, entirely for the application of new patents.

Financing activities provided cash of E3,456,000 for the period ended September 30, 2007 compared to E1,450,000 in the same period last year.

Proceeds from issuance of common stock provided E4,216,000 during the period ended September 30, 2007 compared to E945,000 in the same period in 2006. The increase is essentially due to the settlement of the litigation with MFC Merchant Bank S.A., under which E990,000 was provided by a shareholder to finance the settlement. Additionally, included as part of borrowings from shareholders, is E500,000 which was received as a short term loan and was used as part of the settlement. The short term loan was converted into common stock in June 2007.

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

Monthly fixed and recurring expenses for "Property leases" of E1,200 represents the monthly lease and maintenance payments paid on our behalf by our new Swiss affiliate Mymetics Management Sarl to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (600 square feet). We also lease minimal office facilities for Dr. Fleury at a monthly cost of E1,000, which includes full access to medical databases over high speed internet connection. This lease can be cancelled on very short term notice as we are planning to lease in the next few months facilities to conduct quality checks and to verify scientific results.

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and ongoing audit and review fees paid to our independent accountants, and fees paid for investor relations.

Interest expense of E115,000 represents interest paid on notes payable to shareholders.

As of September 30, 2007, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of Vaccines Development and 2 part-time secretaries. We have hired two qualified assistants to our Chief Financial Officer (starting November 15, 2007) and our Chief Scientific Officer (starting February 1, 2008), respectively. We may have to hire additional personnel to meet the needs and demands of any future workload.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV vaccines. These expenditures will relate to the continued gp41 testing and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months will arise if we commence a phase I clinical trial, which we expect to occur during 2008. We expect that funding for the cost of any clinical trials would be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate our operations will require approximately E10 million until December 31, 2009, when our phase I human clinical tests are expected to be completed. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

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

We are presently engaged in raising the equivalent of E5 million from Swiss and other non-US investors under Regulation S under the Securities Act of 1933 in the form of Convertible Notes at staggered conversion prices between $0.30 and $0.80 (depending on the date committed). This method was preferred to straight sales of shares at current market price as we and our new investors believe that the market price presently does not accurately reflect the value of our common stock but only reflects our past and the difficulty we face in communicating our results to the public due to the complex scientific issues involved and the requirements of secrecy under patent laws, which preclude us from communicating our latest results until the relevant patent applications become public eighteen months after filing.

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

To become both eligible for humanitarian grants and attractive to potential partners, the Company has decided to create a non-profit entity to further R&D specifically aimed at poverty-stricken regions, mostly in Africa and Asia, generally affected by the Clade C of the HIV virus, and to eventually distribute specific preventive vaccines in said regions in partnership with reputable governmental and non-governmental organizations. Under this plan, the Company will receive mandates from the non-profit entity to perform specific clinical tests in Africa and other poverty-stricken regions and will commit to eventually produce under contract preventive vaccines on a "cost-plus" basis.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                         PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                         -------------------------------------------
                                                    LESS                      MORE
                                                    THAN    1 - 3   3 - 5     THAN
CONTRACTUAL OBLIGATION                     TOTAL   1 YEAR   YEARS   YEARS   5 YEARS
----------------------                     -----   ------   -----   -----   -------
Long-term debt (1)                           151     151      E0      E0       E0
Capital Lease Obligations                  E   0   E   0      E0      E0       E0
Operating Lease Obligations (2)               10      10      E0      E0       E0
Purchase Obligations (3)                    5527    5527      E0      E0       E0
Other Long-Term Liabilities Reflected
   On Mymetics Balance Sheet under GAAP    E   0   E   0      E0      E0       E0
                                           -----   -----     ---     ---      ---
TOTAL                                       5678    5678      E0      E0       E0
                                           =====   =====     ===     ===      ===

(1)  Short term note due to a shareholder and director

(2)  Office leases in case of cancellation

(3) Of which two E400 installments for Virosome license fee and E4833 for GMP Grade peptides and proteins for phase I human clinical trials, of which E106 prepaid

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As previously reported, our French subsidiary, Mymetics S.A., was ordered by a French court to liquidate and sold its patents to Lomastar Sarl. We are in the process of negotiating an agreement with Lomastar Sarl under which we expect to regain control of the patents for a reasonable royalty payment. Our management believes that an inability to work out an arrangement for control of the patents formerly owned by Mymetics S.A. would not have a material adverse effect on our results of operations in future periods.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2007, we issued 75,943,167 shares for a total of E11,602,642,000 and elimination of E930,000 of debt. Of these shares,
16.3 million were issued to Anglo Irish bank (Suisse) S.A. (of which 9.5 million to convert notes payable totalling E930,000), 1 million to Franz von Meyenburg,
0.75 million to SCI Etoile de Mer (Monaco) and 2.25 million to Denis Francois to finance our activities.

During that same second quarter, an aggregate of 5.1 million shares were issued to twelve individuals for services rendered, 0.3 million as partial fee for a key license received and 16 million to three directors and officers as bonus in recognition of their contributions to Mymetics that were critical to receiving the equity investment referenced above and other advances by Mymetics toward achievement of its business plan.

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

Dated: November 13, 2007               MYMETICS CORPORATION


                                       By: /s/ Christian Rochet
                                           -------------------------------------
                                           President and Chief Executive Officer