Form 10-K
period 2007-12-31
MYMETICS CORP
filed 2008-04-09
CIK 927761

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]
[X] smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers and directors are affiliates) was approximately U.S. $ 11,694,000 as of June 30, 2007, computed on the basis of the average of the bid and ask prices on such date.

     As of March 29, 2008, there were 189,463,630 shares of the Registrant's Common Stock outstanding.

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

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.    BUSINESS.......................................................     1
ITEM 1A.   RISK FACTORS...................................................    12
ITEM 1B.   UNRESOLVED STAFF COMMENTS......................................    17
ITEM 2.    PROPERTIES ....................................................    17
ITEM 3.    LEGAL PROCEEDINGS .............................................    17
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    18

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
           EQUITY SECURITIES..............................................    19
ITEM 6.    SELECTED FINANCIAL DATA .......................................    23
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................    23
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK....................................................    32
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................    34
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................    34
ITEM 9A.   CONTROLS AND PROCEDURES........................................    34
ITEM 9B.   OTHER INFORMATION..............................................    35

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE..........    36
ITEM 11.   EXECUTIVE COMPENSATION.........................................    39
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................    42
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
           AND DIRECTOR INDEPENDENCE......................................    44
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.........................    44

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................    45

SIGNATURES................................................................    64

                                     PART I

ITEM 1. BUSINESS

THE CORPORATION

OVERVIEW

We are a biotechnology research and development company devoted to fundamental and applied research in the area of human biology and medicine. We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to "ICHOR Corporation." In July 2001, we changed our name to "Mymetics Corporation."

We own all of the outstanding voting stock of: (i) Mymetics Management Sarl, a company organized in 2007 under the laws of Switzerland, (ii) 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg,
(iii) 99.9% of Mymetics S.A. (formerly Hippocampe S.A.), a company organized in 1990 under the laws of France ("Mymetics S.A."), which is a subsidiary of 6543 Luxembourg S.A. The latter is presently being liquidated under court supervision. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

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

In March 2001, we acquired 99.9% of the outstanding shares of Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., which are convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation.

MYMETICS CORPORATION

Mymetics' primary objective is to develop vaccines and therapies to prevent and treat the effects of certain retroviruses and other infectious diseases, including the human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Mymetics has also recently acquired from a close scientific partner an advanced malaria vaccine project currently in phase II clinical trial. Additional applications of Mymetics's research include potential treatments and/or vaccines for malaria, human oncoviral leukemias, multiple sclerosis, and organ transplantation.

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

Under our "best of class" business model, the overall research strategy, as well as most original ideas, are defined and contributed by our own scientific team, including Dr. Sylvain Fleury, Ph.D. (Chief Scientific Officer) and Professor Marc Girard, DVM, D.Sc. (Head of Vaccine Development). Any given project is first subdivided into "technology modules" which are then subcontracted to "best of class" teams from academia, public or private laboratories or industry, all chosen for their high standards and specific knowledge. For example, if we need rabbits to be bred, we will outsource this work on a commercial basis to the best company we can find. Most of the work that we outsource is available through other vendors and to date there have not been any providers that are the only source of expertise that we require. We believe that having such specialized expertise in-house would make us dependent on the staff required to carry out such tasks. We believe we benefit from the established relationships with our partners and that it is a cost effective approach to achieving our business plan. Mymetics pays for and coordinates the work, consolidates the results and retains all intellectual property associated with it. In certain limited cases, we will sign partnership agreements with companies offering technologies that can enhance or add value to our own products under development. Under this model, Mymetics retains all intellectual property rights in the combined research and applies for domestic and international patents whenever justified. In limited cases, the patent ownership is shared with certain partners such as the French INSERM (Institut National de la Sante Et de la Recherche Medicale). In this case, Mymetics nevertheless received an exclusive license for the eventual exploitation of the shared patents.




We also enter into scientific collaboration agreements with selected, complementary partners such as Pevion Biotech Ltd., a Swiss company that granted us exclusive licenses to use their unique Virosome(R) vaccine delivery technology in conjunction with our AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech is committed to supply the actual Virosomes and perform their integration with our antigens ("formulation"), which requires proprietary know-how, at their premises. The agreement with Pevion Biotech includes specific mechanisms to mitigate the risk of losing a key component of our vaccines should Pevion become unable to live up to its commitment.

MYMETICS MANAGEMENT Sarl

Our Swiss subsidiary was founded in 2007 to facilitate the conduct of our business in Switzerland. This includes managing our staff retirement and social security contributions, leasing our Swiss premises and other such local task which a U.S. registered company cannot conduct or could only conduct at great legal or organizational costs.

LUXEMBOURG 6543 S.A.

Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 2001 in connection with the acquisition of Mymetics S.A. by Mymetics Corporation as a vehicle to allow the former French shareholders of Hippocampe S.A. to defer French taxes due on the exchange of their Hippocampe S.A. shares for Mymetics Corporation shares. Luxembourg 6543 S.A. is dormant.

MYMETICS S.A.

On February 7, 2006, the Tribunal de Commerce in Lyon, France placed Mymetics S.A., under receivership ("Redressement Judiciaire") as a result of an ongoing dispute between Mymetics Corporation and a former officer and director, Dr. Pierre-Francois Serres, who obtained an initial judgment against Mymetics S.A. in France in the amount of E173,000 for an alleged wrongful termination by the Company's prior management during 2003, which judgment was reversed on appeal. Despite this positive outcome, the financial and legal status of Mymetics S.A. was too impaired to justify the costs and efforts to revitalize it. We therefore decided to let the matter run its course under French law and to transfer all operations to Mymetics Corporation.

Under the order of the French court, Mymetics S.A. sold its patents to Lomastar Technologies Sarl, a Swiss company incorporated in Nyon, for E80,000 in order to pay its creditors and the administration costs of the case. Upon completion of this endeavor, the company will be dissolved under the control of the French court appointed judicial administrator. As a legal consequence of this court order, Mymetics Corporation has formally lost control over its French subsidiary. We do not believe that the sale of the patents is significant to us since they expire in 2017 and 2018, the dates we first expect to be selling the vaccine. To protect the value of our intellectual property, however, we are negotiating an exclusive worldwide perpetual license with Lomastar Technologies with respect to these patents. There can be no assurance, however, that we will be successful in achieving this result, which could limit the value of our intellectual property and the potential value of our company to a prospective purchaser.

OVERVIEW OF HIV AND AIDS

The HIV (human immunodeficiency virus) is a retrovirus that gradually destroys the immune system and ultimately leads to AIDS. HIV is among the pathogens harboring the highest genetic variation, leading to millions of variants, each rapidly mutating. Indeed, HIV exists under many different versions like members of a large family, they are different from, but related to each other.

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

These nine clades have uneven geographic distribution patterns. Clade C circulates in South Africa, India and parts of China. Clade A and D are common in East Africa and clade B is common in North & South America and Western Europe. Looking at the global numbers, it emerges that four clades (A, B, C and D) plus two recombinant forms called CRFs 01 and 02 (both of which are about 70% clade A) account for over 90% of all infections worldwide. From this perspective, diversity can be mostly limited to 4 key major clades, plus small contributions from the non-A segments of these two CRFs. According to the statistics, clade C represents the world's most dominant HIV (over 50%).

HIV attaches itself to the target host cell using a harpoon-like surface protein called gp160. This protein spears the host cell's membrane, drawing them together so that the virus can fuse with the host cell. Once attached, the virus penetrates the cell and commandeers the cell's machinery. Then it rapidly replicates itself.

HIV-1 is lethal since it targets the most central cell of the immune system, the CD4+ T cells which produce the IL-2 cytokine, a key messenger for immune cells. These cells usually coordinate the cellular and humoral responses that are directed to thwart the pathogen (HIV). When the number of such CD4+ T cells decreases significantly over time, the amount of IL-2 becomes too low for an efficient immune attack orchestration. Consequently, HIV as well as other pathogens escape to the recognition by the immune system, leaving the host vulnerable to disease.

HIV proves itself an elusive target because it:

     - Reproduces itself at an extraordinary rate (several million new virus particles are created daily)

     - Mutates rapidly: as it reproduces itself, it makes mistakes that produce new virus particles that are slightly different; these differences make the virus harder to target by the immune system.

Mimicry

Normally, the immune system would respond to this attack: IL-2 would be secreted mostly by activated CD4+ T cells to signal the alarm to the other T-cells subtypes and B-cells for developing a strong immune response against the invader. With HIV, this approach backfires. Why?

Mymetics has discovered a peculiar inter-reactivity between part of the virus's "harpoon" and the host cell's "alarm" (IL-2). We call it "mimicry". Several other homologies between HIV and human proteins have been reported. It has also been reported that most of HIV infected subjects develop auto-antibodies (antibodies recognizing HIV proteins but also your own proteins), even in early phase of the infection. It has been postulated that some mimicries must exist between HIV and human proteins, which could lead to such autoimmunity problems.

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

HIV transmission generally occurs through sexual contact. Indeed, semen and cervico-vaginal secretions may potentially transmit HIV to the gastrointestinal, anorectal and genitourinary tracts because these fluids contain cell-free HIV particles and numerous HIV-infected cells. Contracting HIV infection may be subdivided into early and late events. Early events (less than 24h) are those comprising mucosal exposure to HIV and viral translocation across mucosal surfaces, leading to HIV penetration into the organism. Late events (over 24 h) take place once HIV has infected target cells (ex. CD4+ T lymphocytes)just under the mucosa tissue that it has crossed, with subsequent additional infections and migration of infected cells to proximal lymph nodes, ending to HIV spreading into the body. Therefore, the HIV vaccine should ideally elicit immune responses capable of acting on the early events and not only on late events. Mymetics' objective has always remained the same: to prevent the virus from penetrating the body from the first minutes or hours after exposure to the pathogen, rather than trying to fight it after infection and its dissemination. Therefore, Mymetics is developing an HIV vaccine that focuses on the induction of mucosal antibody protection as the first line of defense, protecting the primary entry sites, which corresponds to two important anatomically compartments: genital-reproductive tracts and intestine/rectal mucosal tissues. Vaccines or therapies for preventing these very early events at the mucosa levels (e.g., Blocking transcytosis and early infections) became another important research aspect.

Until recently, vaccine development was focusing on clade B strains, which dominate the epidemic in industrialized countries but cause only about 12% of infections globally whereas clade C is most prevalent throughout the world, especially in developing nations in Africa and Asia. Development of non-clade B candidates, having clade C as a key target became a priority for vaccine companies. Mymetics intends to invest its research efforts in developing a "universal" vaccine that will combat clade C strains.

Visit the IAVI web site (www.iavi.org) for more background information on AIDS.

Mymetics' Approach

Mymetics proposes an innovative AIDS vaccine that could prevent or reduce HIV entry at the mucosal level (primary entry: very early event) as well as preventing cell infection by HIV at the mucosa level (early event). To achieve this goal, Mymetics has combined three important concepts in the vaccine design for eliciting different sets of antibodies:

1- Preferential induction of mucosal antibodies for protecting various anatomical compartments

Mymetics postulates that the induction of protective mucosal antibodies such as IgA and secretory IgA might block the early event of HIV entry across the genito-reproductive and intestinal tracts. These mucosal antibodies could also contribute to prevent the HIV infection of target cells located just under the mucosal epithelium, thus preventing early HIV entry and spreading events in the body. Neutralizing blood antibodies (systemic) such as IgG will also be elicited by Mymetics's vaccine candidate. These blood antibodies will likely act into the genital compartment and to lower extend into the gut compartment, as well as on later events that may take place into secondary lymphoid organs like lymph nodes, preventing the infection of target cells in the periphery, outside of the mucosal system. These mucosal (mostly IgA) and blood (mostly IgG) antibodies, each having their own niche distribution, should act synergistically for optimal protection against HIV transmission and they may circulate to some extend from one compartment to another one.

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

This type of new engineered gp41 molecules should be able to elicit antibodies with a broad spectrum of action (cross-clade neutralization like A, B and C): blocking virus translocation across the mucosal barrier and/or to inhibit cell infection, thus preventing HIV-1 infection.300

Based on our recent research results, we believe that Mymetics's HIV vaccine candidate and strategies definitely place us amongst the most advanced teams devoted to AIDS prophylactic vaccine research that aims to prevent HIV transmission across the mucosal barrier.301

Mymetics's findings further apply to a range of additional diseases, including certain oncoviruses often associated with leukemia.

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

This Virosomes(R) technology is already market approved in more than 43 countries with excellent safety profile and no mucosal adjuvant is required for triggering mucosal antibodies.

Mymetics obtained an exclusive license agreement dated March 1, 2007 with Pevion Biotech for the use of Virosomes(R) in the production of our HIV vaccine. We believe that our exclusive agreement with Pevion Biotech provides a competitive advantage by allowing us to avoid using a mucosal adjuvant for our HIV vaccine. We believe that mucosal adjuvants have not sufficiently advanced to allow clinical testing for our HIV vaccines.

AIDS: Summary of Our Achievements

From 1997 to 2001, we documented the existence of an important three-dimensional molecular mimicry between the gp41 glycoprotein of HIV-1 and the human interleukin-2 (IL-2) cytokine, a mimicry also found in lentiviruses causing AIDS in other animal species. Mymetics has explored this mimicry as the starting point for developing a safe HIV-1 candidate vaccine capable of eliciting protective antibodies, while preventing potential harmful cross-reactivities toward host proteins such as the human IL-2 (Mymetics US Patent 6,455,265). We believe that this innovative concept may render vaccines from the 21st century as efficacious as those from the 20th century, in addition to being safer.

In September 2003 we, together with Protein eXpert S.A., succeeded in engineering and producing in bacteria E. Coli the first gp41 generation which forms soluble and stable gp41 trimers that closely resemble the native gp41 found in HIV-1. This first generation of gp41 immunogen is devoid of the cluster I and 2F5/4E10 epitopes, in addition of being mutated in one important IL-2 mimicry area. The design of the first gp41 generation was intended to identify new important epitopes as well as to focus the immune response on possible neutralizing epitopes different from the 2F5/4E10 previously identified by other teams.

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

From January to August 2004, we tested the first gp41 generation in rabbits for its capacity to elicit neutralizing antibodies toward HIV-1. Such antibodies were obtained in large quantities and their neutralizing potential was evaluated by our academic collaborators. Thus, Dr. Morgane Bomsel obtained 60% inhibition of HIV-1 transcytosis with primary strains. Sera were also tested in the laboratory of Dr. Christiane Moog (Institut Pasteur, Strasbourg, France), a recognized specialist in neutralizing antibodies in the HIV field. In the performed assay, primary T cells infection by primary HIV-1 strains from clade B (Bx-08 and SF-162) and clade C (TV1) were respectively neutralized at 70%, 80% and 90% by low sera dilutions. When total rabbit antibodies were purified from the serum, a neutralizing activity of 80% was obtained with an antibody concentration of 20ug/ml, using three primary HIV-1 strains. These results are similar to those obtained with the 2F5 monoclonal antibody (over 90% inhibition), one of the most potent neutralizing antibodies so far identified. Infection of primary human macrophages by primary HIV-1 strains was also strongly inhibited (over 90%) with a low antibody concentration (less than 2ug/ml). We found these preliminary results highly encouraging, considering that the first gp41 generation of immunogen did not include the 2F5/4E10 epitopes.

During Winter 2004 and Spring 2005 we engineered a third generation of recombinant gp41 proteins based on the experience we acquired over the first three years (2003-2005. In parallel to the protein approach, during Winter 2004 and Spring 2005 and in collaboration with Pevion Biotech Ltd. and Dr. Bomsel, we formulated the second vaccine prototype. This prototype consisted of using peptides derived from the conserved proximal membrane region of the gp41 ectodomain grafted in an oriented manner onto biosynthetic stable lipidic spheres called Virosomes(R). Rabbit immunizations in France were launched from May to November 2005 for targeting the mucosal immune response. Biological samples were analyzed and all rabbits have produced specific antibodies toward the gp41 peptides. More importantly, when these samples were tested into transcytosis assays, most of these vaginal and rectal secretions (diluted 10-fold for the assay) contained antibodies that were able to prevent translocation (transcytosis) of primary R5 clades B and C with an efficiency of 70-90%, which is close to what is observed with human secretions isolated from HIV-resistant women.

From March to September 2006, based on this successful rabbit study, sixteen female macaques (non-human primates) in animal facilities in Beijing, China were immunized four times (40ug/100ul injected) over six months. We were hoping to reproduce the same results with Virosomes-gp41 peptides with as we did with the rabbit immunizations. We achieved the following:

     - Our vaccine based on Virosomes(R)-gp41 peptides elicited mucosal IgA and blood IgG antibodies in over 90% of vaccinated macaques.

     - These IgA and IgG antibodies were able to be redistributed into the genital and intestinal compartments, even in animals vaccinated by intra-muscular injection in the absence of mucosal adjuvant.

     - These antibodies were also capable of preventing at least 60% of HIV entry across a human mucosal epithelium in vitro and up to 98% in two out of sixteen animals. Significant inhibitions were obtained with primary HIV from clades B and C.

     - Antibodies from secretions have been purified and their neutralizing capacity were as good as the 2F5/4E10 mAbs, when IC50% were compared.

We believe that such success in the macaque animal model, in the absence of a mucosal adjuvant, is a major breakthrough which is highly encouraging to us for future human clinical trials.

From 2005 to 2007, we designed and produced a fourth generation of rgp41. Based on epitope studies we believe that such antigen will be a very good HIV vaccine candidate, especially when incorporated into Virosomes.

In October 2007 we launched a second non-human primate study at the Institute of Laboratory Animal Science & Chinese Academy of Medical Science (ILAS) in China, using macaques for evaluating the full vaccine. Animal vaccinations are scheduled over a six month period. We were expecting to reproduce the results from the first macaque study done in 2006-2007 and to have macaques either protected against the SHIV162p3 or having a viremia between 1-2 log lower than the control group.

In early 2008, we will perform a viral challenge (vaginal route) on those animals having received our latest generation AIDS vaccine.

We are preparing a clinical trial phase I to be launched in Q4 2008 for testing our second generation vaccine formulated with Virosomes(R).

Malaria: Summary of Achievements

During 2007, we acquired from Pevion Biotech Ltd a malaria vaccine project which had successfully completed phase I and II human clinical trials with two antigens only in Switzerland and England.

This prototype is currently undergoing a new round of phase I and II trials in Tanzania on children and young adults under "native" conditions. Upon successful completion of these tests, expected by the end of 2008, another round of phase I and II human clinical trial is planned, this time with four or possibly five antigens.

This gradual methodology is necessary for both scientific and ethical reasons since African countries, which have in the past been used as testing ground without their fully informed consent, now demand that any human test be first performed in developed countries.

RESEARCH AND DEVELOPMENT EXPENSES

Research and Development Expenses of E5,981,000 include E299,000 scientific staff expenses and fees of our scientific consultants, E345,000 paid to scientific partners and suppliers of scientific services, E4,760,000 for Virosomes licenses and acquisition of the malaria preventive vaccine project and E577,000 related to our AIDS vaccine clinical trial phase I due to begin in November 2008.

Licenses or project acquisition expenses, absent in 2006, represent practically all of the increase in Research and Development expenses over that year.

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

     - Filed four United States provisional applications related to the HIV field.

     - On July 29, 2004, applied for a new PCT (PCT/IB2004/002433 or WO2005010033) which covers our mutated, trimeric, stable recombinant gp41 protein.

We have also share with key scientific partners the ownership of certain patent applications. In every such instance, we have obtained the exclusive license rights over our partners' shares at very favorable conditions. We have:

     - On May 2, 2005, applied with INSERM for a new PCT (PCT/IB05/001182), which covers the description of IgA antibodies against our recombinant gp41 protein.

     - On March 3, 2006, applied with INSERM and Pevion for a new PCT which covers our latest prototype HIV-AIDS preventive vaccine based on the usage of the virosome technology with HIV peptides and proteins.

COMPETITION

We have not yet developed an actual product or generated any revenues. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine all of which could be considered competitors. We are conducting research aimed at developing a preventive vaccine that could elicit protective mucosal and blood antibodies against HIV, with a primary interest for the clade B, which is present in most industrialized countries, and clades A and C because of their world dominance. Mymetics' vaccine may be adapted to the most important HIV-1 clades such as A, B, C and D.

In the field of HIV vaccines, the failure in 2003 of the VAXGEN product in Phase III clinical trial and more recently the Merck adeno-based vaccine triggering CTL protection underscores the need for an effective solution to the global challenge posed by HIV. As these particular HIV vaccine candidates were respectively focusing on blood IgG antibodies and cytotoxic T cells (CTL), using technology unrelated to our technology (Virosomes(R)), we do not believe that the cessation of clinical trials with respect to VAXGEN and Merck negatively impacts our prospects for developing a viable preventive vaccine. On the contrary, most of current HIV vaccine trials are oriented to the induction of CTL for killing HIV-infected cells, while there are no serious alternative projects into the pipeline of companies. Now, major companies in the HIV field are forced to look for new innovative projects. We believe that this will benefit Mymetics since it is a leader in the development of a vaccine for protecting the main points of access for HIV in humans, which are the mucosal compartments.

The worldwide vaccine market is dominated by four large multinational companies:
Sanofi Pasteur S.A. (formerly Aventis Pasteur S.A.), Merck & Co., GlaxoSmithKline Plc, and Novartis-Chiron Inc. Other companies such as Progenics Pharmaceuticals, Inc., are developing therapeutic HIV vaccines, i.e. vaccines that target HIV-infected persons in an attempt to control the development of the disease.

While many of these individuals and entities have greater financial and scientific capabilities, and greater experience in conducting pre-clinical and clinical trials, we believe that our innovative approach to vaccine development is very competitive. Our approach is based on three main aspects: 1) design of lipid membrane anchored-antigens forming dimers, trimers and tetramers that force the immune system to focus the response only on key relevant conserved regions; 2) the induction of protective antibodies not only in the blood but most importantly in the genito-reproductive and intestinal mucosal compartments (primary HIV entry site) and; 3) minimizing potential autoimmune side effects by removing most of the human protein homologies present onto the well preserved, antigenic and immunodominant domain of GP41, such as IL-2 homologies, Overall, Mymetics' HIV vaccine candidate should provide an advantage over existing and future approaches that have been pursued so far because all our competitors are using DNA, viral vectors, recombinant proteins or peptides with native viral sequences with no or limited deletion of human sequence homologies (linear or tridimensional) and poorly induce mucosal immunity. Therefore, all these vaccine prototypes are potentially harmful on a long-term basis for human health and do not target properly mucosal tissues. Vaccine candidates under development of investigation include:

- Sub-unit vaccine: a technology addressing a piece of the outer surface of HIV, such as GP160, GP140 or GP120, produced by genetic engineering.

- Live vector vaccine: a live bacterium or virus such as vaccinia (used in the smallpox vaccine) and adeno modified so it cannot cause disease, but can transport into the body one or more genes that makes one or more HIV proteins.

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

Pre-clinical studies generally are conducted on laboratory animals to evaluate the potential safety and the efficacy of a product. In light of our limited financial resources, we are conducting clinical trials of our HIV and malaria vaccines first in Europe under the European Economic Community ("EEC") guidelines, a quicker and less expensive approach than seeking FDA approval which we intend to do after EEC approval is granted and, we expect, our financial resources will be greater. There is no certainty that such EEC approval will be granted, however. The Phase I, II and III EEC trials are similar to those required for FDA approval. We will address the FDA requirements in this discussion since we intend to submit our vaccines for FDA review and approval.

In the United States, we must submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, or IND, which application must become effective before we can begin clinical trials in the United States. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process. At this time, neither we nor any of our partners have submitted any of our pre-clinical results to the FDA nor any European or other health regulation agency. The process which is described below is therefore to be considered as generic background information which is relevant to the industry as a whole.

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

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to the patient. We have not yet conducted any clinical trials and are currently focused on research. Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA, in the form of an new drug application, or NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet the predetermined study goals and other regulatory approval criteria.

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

EMPLOYEES

As of December 31, 2007, our Luxembourg affiliate had no employees.

Mymetics Corporation has three full-time employees: Mr. Christian J.-F. Rochet, our Chief Executive Officer, Mr. Ernst Luebke, our Chief Financial Officer and Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer. Mymetics Corporation further had one part-time consultant: Professor Marc Girard, DVM, D. SC., our acting Head of Vaccine Development. In addition, our Swiss subsidiary Mymetics Management Sarl has on its payroll two assistants to our CFO and CSO respectively as well as three part-time employees performing various administrative services on behalf of Mymetics Corporation as well as Dream Vaccines Foundation, to whom such services are invoiced on a cost-plus basis.

WWW.MYMETICS.COM

News and information about Mymetics Corporation is available on our web site, www.mymetics.com.

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

WE HISTORICALLY HAVE LOST MONEY, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have lost money. In the year ended December 31, 2007, we sustained net losses of approximately E9,294,000. In the years ended December 31, 2006 and December 31, 2005, we sustained net losses of approximately E1,585,000 and E1,939,000, respectively. At December 31, 2007, we had an accumulated deficit of approximately E24,956,000. Total cash disbursed since 1990 for operating activities, including research and development, is E16,894,000.

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

Although we have restructured our existing debt as discussed below, we have not alleviated our working capital needs. We need to address our working capital needs by the end of June 2008 to allow us to continue devoting our efforts to development of the business instead of raising needed capital. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business plan within the time frames that we now expect, which could increase the amount of capital we need and could threaten the success of our business if competitors are able to produce an effective vaccine to the market ahead of us. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

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

OUR PROPOSED VACCINES ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2017, IF AT ALL.

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

We do not intend to undertake any product development beyond Phase II human clinical trials (i.e., Phase III clinical studies) or be responsible for obtaining regulatory approval or marketing the products. Nevertheless, even if we are successful in selling or licensing our products to another pharmaceutical company, it is likely that any revenues we may receive in connection with those arrangements will depend upon other companies' sales, which will, in turn, depend upon the factors stated above.


THE LOSS OF OUR PRINCIPAL EXECUTIVE OFFICERS WOULD DIMINISH THE COMPANY'S ABILITY TO ACHIEVE ITS BUSINESS PLAN.

Messrs. Rochet and Luebke have played an important role in financing, achievement of strategic goals and administration of the Company. In addition, Dr. Fleury has been following, and associated with, our AIDS vaccine project since 1998 and we believe that replacing him as CSO on time for successfully prosecuting our pending patent applications would be extremely difficult. Accordingly, the loss of any of these individuals might prevent the Company from achieving its business plan.

THE LOSS OF KEY SCIENTIFIC OR INDUSTRIAL PARTNERS WOULD DIMINISH THE COMPANY'S ABILITY TO ACHIEVE ITS BUSINESS PLAN.

Certain components or know-how obtained from partners such as Protein eXpert S.A., supplier of GMP grade engineered mutated gp41 protein, or Pevion Biotech Ltd., supplier and integrator of Virosomes, are key components of our vaccines currently under development. Accordingly, the loss of any of these components or know-how might prevent the Company from achieving its business plan.


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

-    longer trial time than foreseen to demonstrate efficacy or safety;

-    adverse medical events or side effects in immunized patients; and

-    lack of effectiveness of the vaccines being tested.

Delays in our clinical trials could allow our competitors additional time to develop or market competing products and thus can be extremely costly in terms of lost sales opportunities and increased clinical trial costs.

EVEN IF OUR PROPOSED PRODUCTS RECEIVE EEC AND FDA APPROVAL, THEY MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND OPERATING RESULTS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

Our CSO and his assistant have been using offices and other facilities, such as scientific databases access, leased on short term basis from the Swiss Institute of Experimental Cancer Research (ISREC) in Lausanne (20 miles from our Nyon office).

We also conduct our research operations at the properties of various third parties, worldwide.

We believe that our current facilities are adequate for our foreseeable needs, and no additional space presently is necessary. The leases in Nyon and Lausanne can be terminated at short notice.

ITEM 3. LEGAL PROCEEDINGS

Our present policy is to defend vigorously only the suits with material amounts being sought in damages and after considering the potential legal costs involved. We do not currently maintain any insurance but are now engaged in the process of concluding one.

Neither Mymetics Corporation nor our wholly owned subsidiaries 6543 Luxembourg SA and Mymetics Management Sarl are presently involved in any litigation incident to our business.

MYMETICS S.A.

On February 7, 2006, the Tribunal de Commerce in Lyon, France placed Mymetics S.A., under receivership ("Redressement Judiciaire") as a result of an ongoing dispute between Mymetics Corporation and a former officer and director, Dr. Pierre-Francois Serres, who obtained an initial judgment against Mymetics S.A. in France in the amount of E173,000 for an alleged wrongful termination by the Company's prior management during 2003, which judgment was reversed on appeal. Despite this positive outcome, the financial and legal status of Mymetics S.A. was too impaired to justify the costs and efforts to revitalize it. We therefore decided to let the matter run its course under French law and to transfer all operations to Mymetics Corporation.

Under the order of the French court, Mymetics S.A. sold its patents to Lomastar Technologies Sarl, a Swiss company incorporated in Nyon, for E80,000 in order to pay its creditors and the administration costs of the case. Upon completion of this endeavor, the company will be dissolved under the control of the French court appointed judicial administrator. As a legal consequence of this court order, Mymetics Corporation has formally lost control over its French subsidiary. We do not believe that the sale of the patents is significant to us since they expire in 2017 and 2018, the dates we first expect to be selling the vaccine. To protect the value of our intellectual property, however, we are negotiating an exclusive worldwide perpetual license with Lomastar Technologies with respect to these patents. There can be no assurance, however, that we will be successful in achieving this result, which could limit the value of our intellectual property and the potential value of our company to a prospective purchaser.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (a) Market Information. The Corporation's common stock is quoted on the OTC Bulletin Board under the trading symbol "MYMX"

         The following table sets forth the quarterly high and low sales price per share of the Corporation's common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED    HIGH      LOW
--------------------   ------   ------
2006

March 31............   $0.180    $0.310
June 30.............    0.045     0.250
September 30........    0.045     0.080
December 31.........    0.035     0.140

2007
March 31............   $0.240    $0.180
June 30.............    0.130     0.105
September 30........    0.115     0.110
December 31.........    0.160     0.130


         (b) Stockholders. At March 25, 2008, the Corporation had approximately 650 holders of record of its common stock, some of which are securities clearing agencies and intermediaries.

         (c) Dividends. The Corporation has not paid any dividends on its common stock and does not anticipate that it will pay any dividends in the foreseeable future.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.

                                                                                                Number of Securities remaining
                                      Number of Securities to be   Weighted Average Exercise     available for issuance under
                                        issued upon exercise of       Price of Outstanding        equity compensation plans
                                         Options, Warrants and       Options, Warrants and     (excluding securities reflected
                                                Rights                       Rights                     in column(a))
Plan Category                                     (a)                         (b)                            (c)
-------------                         --------------------------   -------------------------   -------------------------------
Equity Compensation Plans
   Approved by Security Holders (1)            442,500 (2)                 U.S. $0.97                     4,557,500
Equity Compensation Plans not
   Approved by Security Holders                     -- (3)                                                      N/A
                                               -------                     ----------                     ---------
   Total                                       442,500                     U.S. $0.97                     4,557,500
                                               =======                     ==========                     =========

(1) Equity compensation plans approved by our security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2) Includes (i) 442,500 shares of common stock underlying options granted under our 2001 Stock Option Plan.

(3) We do not have any formal equity compensation plan that has not been authorized by our stockholders. These grants are made on an individual basis and are approved by our board of directors. Accordingly, there are no shares of common stock reserved for issuance under these arrangements.

ISSUANCES OF UNREGISTERED SECURITIES

          Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2007 and ending on March 25, 2008. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about Mymetics to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

- On January 25, 2007, we issued a previous investor 650,000 common shares of Mymetics Corporation for E50,000 or $.042 per share.

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

- On March 19, 2007 we issued a previous investor 8,712,000 common shares of Mymetics Corporation for E990,000, or approximately $.15 per share.

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

- On April 1, 2007, we issued a new investor 100,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On April 1, 2007, we issued a new investor 200,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On April 27, 2007, we issued a new investor 1,000,000 common shares of Mymetics Corporation for $200,000, or $.20 per share.

- On May 11, 2007, we issued a new investor 1,000,000 common shares of Mymetics Corporation at $.10 per share, as fee for services rendered.

- On May 11, 2007, we issued a new investor 750,000 common shares of Mymetics Corporation for $150,000, or $.20 per share.

- On June 8, 2007, we issued a previous investor 9,469,000 common shares of Mymetics Corporation at $.136 per share, for conversion of loans.

- On June 8, 2007, we issued a previous investor 5,393,000 common shares of Mymetics Corporation for $1,078,516 or $.20 per share.

- On June 13, 2007, we issued a previous investor 261,250 common shares of Mymetics Corporation at $.14 per share, as fee for services rendered.

- On June 13, 2007, we issued a previous investor 261,250 common shares of Mymetics Corporation at $.14 per share, as fee for services rendered.

- On June 18, 2007, we issued an officer of the Company 2,500,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On June 18, 2007, we issued an officer of the Company 2,500,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On June 18, 2007, we issued an officer of the Company 4,000,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On June 18, 2007, we issued an officer of the Company 1,000,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On June 18, 2007, we issued an officer of the Company 6,000,000 common shares of Mymetics Corporation at $.18 per share, as fee for services rendered.

- On June 28, 2007, we issued a previous investor 135,000 common shares of Mymetics Corporation at $.13 per share, as fee for services rendered.

- On June 29, 2007, we issued a previous investor 2,250,000 common shares of Mymetics Corporation as prepaid in 2005 at $.026 per share.

- On July 31, 2007, we issued a new investor 5,550,000 common shares of Mymetics Corporation for $1,650,000 or $.30 per share.

- On August 8, 2007, we issued a new investor 933,333 common shares of Mymetics Corporation for $280,000 or $.30 per share.

- On August 30, 2007, we issued to Ernest M. Stern, a member of our Board of Directors,1,000,000 common shares of Mymetics Corporation at $.10 per share, as fee for services rendered.

- On August 30, 2007, we issued a new investor 1,000,000 common shares of Mymetics Corporation at $.10 per share, as fee for services rendered.

- On August 30, 2007, we issued a new investor 100,000 common shares of Mymetics Corporation at $.10 per share, as fee for services rendered.

- On November 9, 2007, we cancelled 2,000,000 common shares of Mymetics Corporation, which had been held as loan collateral.

- On September 19, 2007, we issued a previous investor 1,666,667 common shares of Mymetics Corporation for $500,000 or $.30 per share.

- On September 20, 2007, we issued a new investor 300,000 common shares of Mymetics Corporation at $.11 per share, as fee for services rendered.

- On October 4, 2007, we issued a previous investor 2,350,000 common shares of Mymetics Corporation for $561,400 or $.24 per share.

- On November 6, 2007, we issued a previous investor 2,966,666 common shares of Mymetics Corporation for $890,000 or $.30 per share.

- On December 7, 2007, we issued a new investor 500,000 common shares of Mymetics Corporation at $.15 per share, as fee for services rendered.

- On January 8, 2008, we issued a new investor 800,000 common shares of Mymetics Corporation at $.155 per share, as fee for services rendered.

- On January 8, 2008, we issued a new investor 200,000 common shares of Mymetics Corporation at $.155 per share, as fee for services rendered.

- On February 28, 2008, we issued a previous investor 1,000,000 common shares of Mymetics Corporation for $500,000 or $.50 per share.


ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

                           FOR THE   FOR THE  FOR THE   FOR THE   FOR THE
                             YEAR      YEAR     YEAR      YEAR      YEAR
                             ENDED     ENDED    ENDED     ENDED     ENDED
                            DEC 31,   DEC 31,  DEC 31,   DEC 31,   DEC 31,
                             2007      2006     2005      2004      2003
                           -------   -------   -------   -------   -------
                            (EUROS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Operating revenues               0         0         0        0          0
Research & Development
   Expenses                  5,981       543       489       612     1,263
General & Administrative
   Expenses                  3,945       723     1,138     1,264     1,090
Loss from continuing
   Operations                9,294     1,585     1,939     2,202     2,786
COMMON SHARE DATA(1)
Loss from continuing
   operations per
   common share              (0.06)    (0.02)    (0.03)    (0.04)    (0.05)
Weighted average common
   shares outstanding
   (in thousands)          156,418    99,716    71,972    62,145    51,285
BALANCE SHEET DATA
Working capital             (4,046)   (6,538)   (6,051)   (2,035)   (4,294)
Total assets                   317       360       166        192       367
Long-term obligations          150       242       281     3,110       242
Total stockholders'
   equity                   (4,196)   (6,480)   (6,280)   (5,065)   (4,400)

(1)  Basic and diluted common share data is the same.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the years ended December 31, 2008 and 2007 and should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Except for a gain on extinguishment of debt of E774,000 in 2007, we did not achieve any operational revenue during the years ended December 31, 2007 or December 31, 2006. Our lack of revenue is directly attributable to our focus on research and development. The Company predicts that this focus will continue for the foreseeable future, but we are unable to predict future economic conditions at the time that our products are ready to be commercialized by our future partners(s), as described elsewhere in this document. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to the Company's intellectual property.

Costs and expenses increased to E10,064,000 for the year ended December 31, 2007 from E1,585,000 for the year ended December 31, 2006, an increase of 535.0%, due to our ability to attract new investors in anticipation of our planned human clinical trials. Costs and expenses decreased to E1,585,000 for the year ended December 31, 2006 from E1,939,000 for the year ended December 31, 2005, a decline of 18.3%, due to our limited financial resources at that time.

Research and development expenses increased to E5,981,000 in the current period from E543,000 in the comparative period of 2006, an increase of 1,001.4%. Research and development expenses increased to E543,000 in the period ended December 31, 2006 from E489,000 in the comparative period of 2005, an increase of 11.0%.

The decrease of R&D expenses during the year 2005 (following a similar decrease in 2004) was mostly due to our decision taken in 2003 to adapt our R&D efforts to our then current financial capabilities by i) focusing our efforts on the development of a preventive human vaccine against HIV-AIDS, an area in which we believe to have a competitive advantage and which addresses a world crisis of catastrophic proportion, ii) temporarily suspending our development efforts of therapeutic human antiviral peptides which, despite showing very encouraging results, would be facing strong existing competition, iii) suspending the development of a feline preventive vaccine which, despite being an excellent model for our mimicry based technology would have only limited commercial potential and iv) abandoning all development of our feline therapeutic peptides due to our perception of a weak or non existent commercial potential.

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

- 2006 and 2007 were the years during which our latest vaccine prototype was tested on macaques at the facilities of the Institute of Laboratory Animal Science of the Chinese Academy of medical Sciences and the Faculty of Laboratory Animal Sciences of the Peking Union Medical College in Beijing (Republic of China), our Chinese partners, which implies higher costs than our initial rabbit tests and requires more time to complete, such time depending again on biological factors and not on the amount of money invested. Encouraged by our results, we are currently preparing the phase I human clinical trial, which is to begin in late 2008 in Belgium.

- During 2007, we acquired from Pevion Biotech Ltd a malaria vaccine project which had successfully completed phase I and II human clinical trial in Switzerland and England on adult volunteers with two antigens only. This prototype is currently undergoing a new round of phase I and II in Tanzania on children and young adults under "native" conditions. Upon successful completion of these test, expected by the end of 2008, another round of phase I and II human clinical trial is planned, this time with four or possibly five antigens. This gradual methodology is necessary for scientific, but also for ethical reasons as African countries, which have in the past been used as testing ground without their full enlightened consent, now demand that any human test be first performed in developed countries.

General and administrative expenses increased to E3,945,000 in the year ended December 31, 2007 from E723,000 in the comparable period of 2006, or 445.6%. This was mostly due to the increased staff and travel expenses required to enter into human clinical trials as well as an increased focus on investor relations through numerous visits to brokers and financial analysts, mostly in the U.S., which induced increased travel expenses as well.

General and administrative expenses decreased to E723,000 in the year ended December 31, 2006 from E1,138,000 in the comparable period of 2005, or 36.5%. This was mostly due to our efforts at limiting G&A expenses to match our financial resources.

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

However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2007 and 2006 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

BUSINESS PLAN

As discussed in the section entitled "Description of Business - Mymetics Corporation," we subcontract our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products. As we have initiated human clinical trials, access to our own laboratory facilities becomes necessary. We have therefore started a scientific cooperation with the Swiss Federal Institute of Technology in Lausanne which allows us to obtain such adequate facilities on its Lausanne (Switzerland) campus, during 2008, space permitting.

As discussed in the section entitled "Description of Business - Government Regulation," we will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated.

Our business plan is predicated by the size and available resources of our company, which preclude us from pursuing our human clinical trials beyond phase II, which normally involve no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trials for a prophylactic vaccine involves up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, imply a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.

In light of the significant phase III costs, Mymetics expects to sign a partnership agreement with one or more of the major pharmaceutical companies active in the preventive vaccine market as soon as their human clinical phase II trials are completed. Such partnership agreements typically involve an initial cash payment with covers the initial costs of R&D up to that time plus a adequate margin of profit, followed by a series of payments associated with specific milestones and finally, royalties on any sales of end products, assuming these have been approved by the various regulatory authorities involved, such as the FDA.

We are trying to achieve this for our malaria vaccine by 2012, which has successfully completed a first round of phases I and II human trials, followed at a later date, probably in 2013 or 2014, by our HIV-AIDS vaccine, which will begin phase I human trials in November 2008. These dates are based on our results, which have been encouraging so far.

We have initiated exploratory discussions under Non Disclosure Agreements with two of the five major pharmaceutical companies targeted as potential development partners and will enter into negotiations with the same or other potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.

In this regard, we offer a brief summary of our achievements so far:

HIV-AIDS Vaccine

Considering that 85% of HIV transmission is due to sexual contact, we strongly believe that it is crucial to protect the genital and intestinal mucosa, which represent the main entry door for HIV during the very first minutes or hours of transmission. We therefore believe that an HIV vaccine that could successfully achieve specific mucosal antibodies production in both the genital and intestinal tracts might allow a new prophylactic vaccine approach, efficient at preventing or slowing down HIV infection.

It is worth noting that such mucosal protection is naturally present in large groups of people, for example in East African sex workers. It has further been demonstrated by other scientists that a high correlation exists between such natural protection and the presence of so-called IgA antibodies in the mucosa of naturally protected people. Our goal was therefore to imitate Mother Nature by trying to induce the production of such mucosal antibodies in vaccinated subjects. To the best of our knowledge, we are the only company attempting to do so, whereas the entire scientific and industrial community decided to take various other routes, without equivalence in nature. For this reason, we believe that the failure of other vaccine producers' apparently promising vaccines are not relevant to us.

Our principal milestones since 2004 have been:

- As disclosed in our Filing on Form 8-K dated March 10, 2007 and filed with the Securities and Exchange Commission, our Agreement with Pevion Biotech Ltd. (Bern, Switzerland) under which Pevion granted us an option (later confirmed) to acquire an exclusive world-wide license to use its unique virosome(R) technology in the field of HIV-AIDS as a form of "packaging" to protect the trimeric protein against degradation after the vaccine has been injected into animals or human patients. The virosome(R) technology has been used since 1994 without problems in 43 countries with over 40 million doses of vaccines produced by other vaccines producers such as Berna Biotech (Bern, Switzerland). Virosomes boost the effect of antigens, particularly the production of mucosal antibodies, without the use of an adjuvant. We believe that this feature gives us a significant strategic advantage over our competitors as no mucosal adjuvant has been developed so far, let alone approved, and the development and approval of such an adjuvant being expected to take several years.

- The completion of our preliminary pre-clinical study on rabbits in 2005 with the objective to elicit neutralizing antibodies following injections of the second generation of our proprietary recombinant trimeric (i.e. closely mimicking the complex natural protein to ensure efficacy), mutated (to boost efficacy and avoid unwanted side-effects), low cost (for distribution to underserved and impoverished populations) and stable (to ensure easy and safe distribution even in hard-to-access regions) rgp41 protein. This work was conducted in cooperation with four French laboratories. Despite the low induction of neutralizing antibodies at this time, these results were extremely important and crucial for a better understanding of our HIV vaccine candidate and paved the way for our second round of animal studies, conducted at the Chinese Academy of Medical Sciences in Beijing.

- In March 2006, non-human primates were immunized over six months with HIV gp41 peptides in view of reproducing and above all, improving on the earlier results obtained in rabbits.

- Our vaccine based on Virosomes(R)-gp41 peptides has elicited mucosal IgA and blood IgG antibodies in more than 90% of vaccinated non-human primates. These antibodies were found to be present in both the genital and intestinal compartments, even in animals vaccinated by intra-muscular injection in the absence of mucosal adjuvant. The mucosal IgA antibodies were harvested and tested in vitro for their capacity to neutralize native (i.e. not laboratories attenuated strains) HIV. They were found to be more neutralizing than the best monoclonal antibodies known to date, even at very low concentration. Vaccinated animals have recently been challenged with SHIV (a strain of HIV specific to the animals being tested) for evaluating the level of protection against the virus.

- In 2007, we were able to complete the production of our fourth generation rgp41 for HIV clades (strains) B and C, respectively prevalent in developed and developing countries. A second pre-clinical trial on non-human primates will be launched in 2008 in view of testing our fourth generation vaccine, which we expect to trigger a more complete and protective antibody immune response at the mucosa and blood levels.

- In parallel to these animal studies, which we expect with confidence to be positive, we initiated the lengthy and more costly phase I clinical trial process of our latest generation candidate vaccine. The actual trial is to be conducted in Belgium starting in November 2008 and as for every phase I study, its objective will be to evaluate the human tolerance and immunogenicity of our HIV-AIDS vaccine. This phase I is expected to last 18 months. Considering the safety record of the virosome technology since 1994, we are very confident that this phase I trial will show positive results. We have therefore already initiated the early regulatory procedure required for phase II, which we expect to start before the end of 2011, ending on or about mid 2013.

Along with our research on a gp41-based HIV preventive vaccine, we conduct complementary studies to further and buttress the development of an effective HIV-1 preventive vaccine.

As regards financing, we are hopeful that significant grant money could soon start flowing our way now that many of our competitors' project have been cancelled or put on indefinite hold as a result of recent, widely publicized failures.

Malaria Vaccine

We acquired this promising vaccine project, also based on the Virosome platform, in October 2007 from a business partner, Pevion Biotech Ltd.

This project is more advanced than our initial HIV-AIDS project as it has already completed a first cycle of human trials phase I and II in 2007 with two antigens only (four or more are planned for the complete product). These trials took place in Switzerland and England with non infected adult European volunteers. They were very encouraging in terms of level and duration of protection when compared to the best known competing vaccine. In addition, our vaccine possesses a unique feature which is the capacity to significantly boost the immune response of patients having previously been infected by the malaria parasite. In other words, our vaccine prototype has the potential to act as a therapeutic as well as a preventive vaccine against malaria, which considerably extends the size of its potential market.

A second human trial phase I with the same two antigens has recently begun in Tanzania on young children and teenagers under actual, native conditions, as African countries now demand that any vaccine tested on their populations be first tested in developed countries. This new trial is expected to run until December 2008. It is financed by a E3.5 million grant from the European Malaria Vaccine Initiative, a not-for-profit entity headquartered in Copenhagen and funded primarily by the Scandinavian countries.

If successful, a new round of phases I and II involving four or more antigens will be conducted in Tanzania with financing expected by a grant presently under discussion.

Although we have acquired the full rights to this vaccine project, Pevion will remain significantly involved in its future development, in accordance with the terms of our agreement with them.

Dream vaccines Foundation

We believe that our vaccines may have a significant impact on marginalized poor populations, especially in third world countries currently devastated by these diseases. Because this market segment is considered to be unprofitable, there is low economic interest to research and produce vaccines for diseases specific to these populations due to high research cost and low commercial return, creating, we believe, a substantial health and economic disparity between groups of people who have access to vaccines and those who do not. Sometimes this disparity is geographical but mostly it is economic. For definition purposes we call these groups of people underserved and impoverished populations.

We believe that access to vaccines for all populations is a human right. We are, therefore, establishing Dream Vaccines Foundation as a 501(c)(3) public charity in the United States. Dream Vaccines Foundation will have a majority of its board of directors independent of Mymetics. We will have at least one member of the board of directors of Dream Vaccines Foundation be a current officer of Mymetics, and any transaction between the two entities will be at arms' length and fair to both parties.

We expect Dream Vaccinces Foundation to play a significant role in the fight against HIV/AIDS and malaria by financing and leading unbiased vaccine research and development, which includes unconventional yet promising approaches, using the latest biotechnology knowledge and methods. We further expect its research funding to focus on neglected infectious diseases, including specific strains and clades of these diseases that are prevalent among underserved and impoverished populations. Finally, we anticipate that the Foundation will ensure that vaccines reach underserved and impoverished populations at an affordable price regardless of location, market limitations, or ability to pay.

Visit www.dreamvaccinesfoundation.com to learn more about Dream Vaccines Foundation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had E159,000 cash at December 31, 2007, compared to E29,000 at December 31, 2006.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of December 31, 2007, we had an accumulated deficit of approximately E26.0 million and we incurred losses of E9,294,000 in the twelve-month period ending December 31, 2007. These losses are principally associated with the research and development of our HIV vaccine technologies and the acquisition of our new malaria project from Pevion Biotech Ltd. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies. These losses also include E0 of stock based compensation. For further information regarding stock-based compensation and other amounts paid to officers, directors, affiliates and their immediate family members, see the section of this report entitled "Executive Compensation."

Accounts payable of E2,307,000 at December 31, 2007, include E2,000,000 due Pevion Biotech Ltd. on account of our acquisition of their malaria vaccine project, as described elsewhere in the present document. Without this item, accounts payable decreased from E1,933,000 at December 31, 2006 to E307,000 at December 31, 2007. The decrease of E1,626 includes E774,000 of various debt amounts forgiven by creditors.

Net cash used by operating activities was E6,634,000 for the year ended December 31, 2007, compared to E1,359,000 for the year ended December 31, 2006 and E561,000 for the year ended December 31, 2005. The major factor in 2007 was costs incurred in connection with our first AIDS vaccine human clinical trial phase I, due to begin in November 2008, as well as the acquisition of our malaria vaccine project from Pevion Biotech Ltd. Our improved financial position allowed us to decrease our trade creditors accounts payable, i.e. excluding the E2,000,000 due to Pevion Biotech pursuant to our malaria project acquisition agreement, to E307,000 in the year 2007, compared to increases in accounts payable of respectively E118,000 and E604,000 in the years 2006 and 2005.

Investing activities provided cash of E240,000 for the year ended December 31, 2007, due to the expensing of license prepayment upon completion of the transaction, and neither used nor provided any cash for the years ended December 31, 2006 and 2005.

Financing activities provided cash of E6,599,000 for the year ended December 31, 2007 compared to E1,614,000 in the same period last year and E781,000 in 2005.

Proceeds from issuance of common stock provided cash of E5,360,000 for the year ended December 31, 2007 compared to E996,000 in the same period in 2006 and E356,000 during the year 2005. As has been the case since 2003, all private investors having subscribed and acquired common restricted stock of the Company have done so at a premium of 100% to 300% over the prevailing market price at the time of issuance. The latest subscriptions have been at USD 0.50 per share when the market was USD 0.25 per share.

Our major shareholder and a member of our Board of Directors have also made available an aggregate E2,150,000 in the form of convertible, unsecured notes, the details of which are described in Note 4 of our financial statements.

Our budgeted cash outflow, or cash burn rate, for 2008 is approximately E14,300,000 for research and fixed and normal recurring expenses, as follows, assuming we will be able to obtain the necessary financing and without taking into account any grants we may obtain.

Monthly burn rate is only relevant as regards Administration expenses and amounts to E446,000. Other expenditures related to vaccines Research and Development have either already been spent during the first quarter of 2008 or will be very spent in the very near future as the service companies we contract to perform our clinical trials always require advance, generally non refundable payments.

                                                  12 Months
                                                  ---------
2008 budget

GMP lots production & Human Clinical Trials
    Phases I and II (AIDS and Malaria)           E 6,750,000
Vaccine R&D                                        2,200,000
Administration                                     5,350,000
                                                 -----------
      Total                                      E14,300,000
                                                 ===========

We expect that the cash outflow may increase significantly in 2008 over 2007 as the Company increases its research and development activities, and prepares for human clinical trials and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

Administration costs include E696,000 in gross salaries and related payroll costs for three of our executive officers, and payments under consulting contract with one of our officers. We did not pay our non-employee directors in 2007 but will do so as of 2008.

As of March 31, 2008, our Luxembourg affiliate had no employees.

Mymetics Corporation has three full-time employees: Mr. Christian J.-F. Rochet, our Chief Executive Officer, Mr. Ernst Luebke, our Chief Financial Officer and Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer. Mymetics Corporation further had one part-time consultant: Professor Marc Girard, DVM, D. SC., our acting Head of Vaccine Development. In addition, our Swiss subsidiary Mymetics Management Sarl has on its payroll two assistants to our CFO and CSO respectively as well as three part-time employees performing various administrative services on behalf of Mymetics Corporation as well as Dream Vaccines Foundation, to whom such services are invoiced on a cost-plus basis.

Included in Administration costs are E214,000 estimated legal fees paid to outside corporate counsel, including litigation expenses in relation to our lawsuit brought against MFC Bancorp, its affiliates and certain directors, as explained elsewhere in this filing, E36,000 audit and review fees paid to our independent accountants, and E161,000 in investor relations expenses.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and malaria vaccines. These expenditures will relate to the continued testing of our prototype vaccines and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months will arise upon the commencement of a phase I clinical trial. We expect that funding for the cost of any clinical trials would be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human clinical trials.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our operations will require approximately E14,300,000 in the year ending December 31, 2008. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2007, our only source of funds was the sale of common restricted shares to non-US investors under Regulation S of the Securities Act of 1933. All sales were made at two to three times the current share market price.

As disclosed in our filing 8-K to the Securities and Exchange Commission dated February 14, 2008, Mymetics entered into the Next Generation Immunogen Inducing Broadly Reactive Neutralizing Antibodies HIV-1 Consortium Agreement (the "NGIN Agreement"), effective February 11, 2008, among fifteen European charitable organizations, governmental entities, academic institutions and biotech companies, including Mymetics. Under the NGIN Agreement the consortium will receive a grant of E7.50 million ($11 million) from the European Commission to investigate new human immunodeficiency virus ("HIV") antigen formulations for triggering broadly neutralizing antibodies in the blood and mucosal compartments, using various adjuvants and platform technologies based on virus-like particles. Mymetics will support this European consortium through its expertise with vaccination and HIV mucosal immune response and will provide access to the HIV Virosomes technology for which Mymetics has received an exclusive license from Pevion Biotech Ltd.

We have filed several other grant applications from European as well as U.S. institutions which are presently being prosecuted.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines research costs and preparation of our HIV-AIDS vaccine phase I clinical trial, scheduled to begin in Belgium during the last quarter of 2008.

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


OFF-BALANCE SHEET ARRANGMENTS

We do not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                         PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                         -------------------------------------------
                                                     LESS                     MORE
                                                     THAN    1 - 3   3 - 5    THAN
CONTRACTUAL OBLIGATION                   TOTAL      1 YEAR   YEARS   YEARS   5 YEARS
----------------------                   -----      ------   -----   -----   -------
Long-term debt                              E0         E0       E0      E0      E0
Capital Lease Obligations                   E0         E0       E0      E0      E0
Operating Lease Obligations               E149        E21 (1)  E64     E64      E0
Purchase Obligations                    E2,700     E2,700 (2)   E0      E0      E0
Other Long-Term Liabilities Reflected
   On Mymetics Balance Sheet under GAAP     E0         E0       E0      E0      E0
                                        ------     ------      ---     ---      --
TOTAL                                   E2,849     E2,721      E64     E64      E0
                                        ======     ======      ===     ===      ==


(1) Lease of our premises in Lausanne, which can be cancelled at short notice, and Nyon, based on contractual obligations but which could in fact be cancelled at short notice.

(2) Written and implied contractual obligations incurred in relation to the procurement of services, equipment at certain of our partners and GMP grade peptides and recombinant proteins required for our 2008 clinical trials.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in exchange rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. Our convertible debt obligation at December 31, 2007 carries a fixed interest rate and is not sensitive to interest rate fluctuations. The debt obligation due to MFC Merchant bank S.A. at December 31, 2006 carried a variable interest rate and was sensitive to interest rate fluctuations.

The following tables provide information about our exposure to interest rate fluctuations for the carrying amount of our debt obligations as of December 31, 2007 and 2006 and expected and actual cash flows respectively from these debt obligations.

                            EXPECTED FUTURE CASH FLOW

                                            YEAR ENDING  DECEMBER 31, 2007
                                                    (IN THOUSANDS)
                         -------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE    2008    2009   2010   2011   2012   THEREAFTER
                         --------   ------   ------   ----   ----   ----   ----   ----------
Debt obligations......    E2,150     E2,150  E2,150    E--    E--    E--    E--    E--

                                             YEAR ENDING DECEMBER 31, 2006
                                                    (IN THOUSANDS)
                         -------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE    2007    2008   2009   2010   2011   THEREAFTER
                         --------   ------   ------   ----   ----   ----   ----   ----------
Debt obligations (1)..    E4,372    E4,372   E4,021   E351   E--    E--    E--       E--
Debt obligations.(2)..      E851      E851   E   --   E851   E--    E--    E--       E--


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. (T) CONTROLS AND PROCEDURES

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Attached as exhibits to this Form 10-K are certifications of Mymetics' Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.


Evaluation of Disclosure Controls and Procedures


We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.


The evaluation of our Disclosure Controls included a review of the control's objectives and design, our implementation of the controls, and their effect on the information generated for the use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors and control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. The overall goals of the evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.


Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls, were not effective due to the existence of several material weaknesses in our internal control over financial reporting, discussed below.


Management Report on Internal Control over Financial Reporting


Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Mymetics; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of Mymetics; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of Mymetics' assets that could have a material effect on the financial statements.


Management assessed our internal control over financial reporting as of December 31, 2007, the end of the fiscal year. Management based its assessment on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by certain of our own finance and accounting personnel.


Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.


Material Weaknesses in Internal Controls


During the conduct of our assessment of internal control over financial reporting, we identified three material weaknesses and have advised the audit committee that the following material weaknesses existed at December 31, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a "material weakness" is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.


The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, (ii) the lack of controls over cash receipts and related equity issuances and (iii) the lack of controls over the period end closing process. Since the discovery of the material weaknesses described above, management believes that it has corrected the first and third weaknesses by establishing an audit committee of nonexecutive directors, one of whom is Dr. Thomas Staehelin, an independent member of our Board of Directors and our audit committee financial expert. The second weakness was addressed by having our newly employed Executive Vice President perform a reconciliation of stock issuances to the detail accounting and stock records on a quarterly basis.


While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.


The elimination of the material weaknesses identified above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Peterson Sullivan PLLC as of the date of this annual report, and believe the planned actions should serve to correct the above listed material weaknesses to our internal controls. However, we cannot provide assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.


Inherent Limitations on Effectiveness of Controls


The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.


ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The number of directors of the Company is established at six.

Our six person board is divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at our 2010 annual meeting of stockholders, the term of the Class II directors will expire at our 2008 annual meeting of stockholders, and the term of the Class III directors will expire at our 2009 annual meeting of stockholders. A plurality of the votes of the shares of our common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors.

There is currently one vacancy on the Board caused by the resignation of Mr. Peter McCann, who was a Class III director, whose term expired at our 2002 annual meeting of stockholders.

On July 2, 2007, Dr. Thomas Staehelin was elected to fill the vacancy caused by the resignation of Dr. Zimmer who resigned on June 7, 2005.

On January 1, 2008, Mr. Ernest M. Stern, our outside U.S. counsel, was elected to fill the vacancy caused by the resignation of Mr. Michael Allio, who resigned on July 30, 2003.

The position left vacant by the resignation of Mr. Peter McCann, who resigned on February 14, 2002, will be reserved for a potential investor and/or candidate related to the securing of a strategic partner.

The following table sets forth information regarding each of our current directors and executive officers.

                                                                          EXPIRATION
                                                                           OF TERM
NAME                       CURRENT POSITION WITH THE COMPANY        AGE      AS A
                                                                           DIRECTOR
--------------             --------------------------------------   ---   ----------
Christian Rochet           Chief Executive Officer, President        59      2008
(Class II)                 And Director (appointed July 31, 2003)

Ernst Luebke               Chief Financial Officer, Treasurer,       62      2007
(Class I)                  Secretary and Director (appointed
                           July 31, 2003)

Sylvain Fleury, Ph. D.     Chief Scientific Officer (appointed       45      2006
(Class III)                November 3, 2003) and Director
                           (appointed January 11, 2006)

Thomas Staehelin           Director                                  61      2012
(Class II)

Ernest M. Stern            Director                                  57      2010
(Class I)

Marc Girard, DVM, D. Sc.   Head of Vaccine Development               72      n/a
                          (appointed January 15, 2004)


CHRISTIAN ROCHET

Mr. Rochet is the Chief Executive Officer and a Director of Mymetics. Prior to joining Mymetics in July 2003, he had been an independent business consultant on development and diversification strategies for over 21 years. He became a major shareholder of our former French subsidiary Mymetics S.A. (f.k.a. Hippocampe S.A.) in 1997, on the scientific advice of Dr. Sylvain Fleury, Ph. D., and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Rochet was elected as President and Director and appointed as Chief Executive Officer of the Company.

ERNST LUEBKE

Mr. Luebke was appointed as our Chief Financial Officer and as a Director on July 31, 2003. Prior to joining Mymetics, Mr. Luebke spent over 21 years as an independent international business consultant and was the founder of several companies active in the medical and biotech sectors. Together with Mr. Rochet, he became a major shareholder of our former French subsidiary Mymetics S.A. (f.k.a. Hippocampe S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Luebke was elected as Director and appointed as Chief Financial Officer and Treasurer of the Company. Mr. Luebke was further appointed Secretary of the Company on August 29, 2003.

SYLVAIN FLEURY, Ph.D.

Dr. Fleury was appointed as our Chief Scientific Officer in November 2003 and as a Director on January 11, 2006. In addition to serving as our Chief Scientific Officer, Dr. Fleury has maintained until June 2006 his academic research activity on in heart transplantation at the Department of Experimental Surgery from the Centre Hospitalier Universitaire Vaudois (CHUV) in Lausanne, Switzerland. Dr. Fleury moved to the CHUV in January 1997 where he initially worked as Assistant to Professor Giuseppe Pantaleo until June 2000, a leading expert in AIDS. During that time, he studied the immune regeneration of HIV infected subjects under highly active anti-retroviral therapy. He then moved to the Division of Cardiology (CHUV) as Project leader for developing new research activities in gene therapy applied to heart transplantation, in collaboration with Novartis, and genetic studies involving chemokines and chemokine receptors in heart rejection. In January 2004, Dr. Fleury moved to the Department of Experimental Surgery directed by Professor Yann Barrandon, a world leader on stem cells , for completing its research on lentiviral gene therapy . Dr. Fleury obtained his B.Sc. in Microbiology in 1985 from the University of Montreal (Canada), his M.Sc. in Virology in 1988 from the Institut Armand-Frappier (Laval, Canada) and his Ph.D. in 1992 from the Clinical Research Institute of Montreal in Canada with Rafick Sekaly. During his Ph.D., Dr. Fleury worked on the CD4 molecule, which is the primary HIV cellular receptor. From 1993-1996, Dr. Fleury completed his postgraduate studies in Bethesda (USA) at the NIAID, National Institutes of Health (NIH), with Dr. Ronald N. Germain, a world renowned Immunologist. Dr. Fleury is the recipient of several awards and prizes and has published articles in his field of study in scientific journals with a high impact such as Science, Cell, Nature, Nature Medicine, Circulation.

DR. THOMAS STAEHELIN

Dr. Staehelin is Senior Managing Partner of Fromer, Schultheiss and Staehelin, a law firm located in Basel, Switzerland. Dr. Staehelin focuses primarily on corporate and tax law. Dr. Staehelin has served as a member of this law firm since 1975. Dr. Staehelin also serves on the boards of various Swiss companies and is Chairman of the Chamber of Commerce of the Basel region. In addition, Dr. Staehelin is Managing Director of the "Swiss Association of privately held Swiss Companies" and is a member of the Board of "economiesuisse," The Swiss Business Federation. Dr. Staehelin received his Ph.D. degree in Law from the University of Basel. He formerly served as a member of the cantonal parliament of Basel.

ERNEST M. STERN

Ernest M. Stern was appointed as a Director in January 2008. Mr. Stern is a partner in the law firm of Seyfarth Shaw LLP, which serves as outside U.S. counsel of Mymetics, where he specializes in securities and corporate law, representing public companies, investment banks and venture funds, and is the engagement partner for Mymetics. Mr. Stern received his undergraduate degree from Bowdoin College (Phi Beta Kappa , summa cum laude), and his J.D and LL.M (Taxation) degrees from Georgetown University Law Center (Case and Note Editor, Law and Policy in International Business).

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has appointed Ernest M. Stern and Dr. Thomas Staehelin to serve as members of our Audit Committee. Our board of directors has determined that Dr. Staehelin qualifies as our "audit committee financial expert" and is independent as that term is defined under NASDAQ Rule 4200(a)(15).

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our executive officers, including our chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to this Form 10-K annual report.

MEETINGS OF THE BOARD OF DIRECTORS

         In 2007, the Board of Directors held five meetings, one of which was conducted by telephone conference call, and acted by unanimous written consent seven times. All directors attended at least 75% of the total number of Board meetings. The Board of Directors has determined that Mr. Staehelin is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at the annual meetings of stockholders since it did not hold an annual meeting in 2007.

Shareholders may contact the Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at, 14, rue de la Colombiere, CH-1260 Nyon, Switzerland, Attn: Secretary. All communications directed to the board of directors or individual directors in this manner will be relayed to the intended recipients.

DIRECTORS' FEES

Directors of the company received no compensation for their services as directors in 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2007, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury and Professor Girard, in both cases due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC, and Thomas Staehelin.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors (the "Committee") met with management to review and discuss the Compensation Discussion and Analysis disclosures that follow. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, and the Board has approved that recommendation.

The Compensation Committee is composed of two employee Directors, Mr. Christian J.F. Rochet, our President and CEO, and Mr. Ernst Luebke, our CFO. The Compensation Committee does not have a charter.

Compensation Discussion and Analysis

         The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses, stock grants and stock options. Following review and approval by the Committee, action pertaining to executive compensation for the three named executive officers, our President and CEO, Christian J.F. Rochet, our CFO, Ernst Luebke, and our CSO, Sylvain Fleury, for 2007 is reported to the full Board of Directors for further consideration.

Compensation Philosophy

         The Company's compensation of executive officers and its philosophy regarding executive compensation is comprised of the following characteristics:

           (i)   Competitive base salary;

           (ii) Granting stock awards as a portion of the total compensation, which vest over a certain number of years; and

           (iii) Granting performance-based bonuses.

The Company believes its executive compensation should be designed to allow the Company to attract, motivate and retain executives of a high caliber to permit the Company to remain competitive in its industry. The Company desires to maintain for now a uniformity of base salary compensation in light of the contributions each of the three principal executives has made to the Company's ability to remain in business and achieve the level of success that it has reached in meeting scientific results, primarily to date with the HIV-AIDS vaccine. The Company takes into account the compensation paid at similarly situated companies, both within and outside of its industry, when determining executive compensation. The Company believes that by granting shares of the Company's Common Stock to its executives which vest over a certain number of years it will be able to encourage executives to remain with the Company. Additionally, individual performance of the executive is considered as a factor in determining executive compensation, as well as the overall performance of the Company, which, since the Company is pre-revenue and primarily involved in research and development, includes, but is not limited to, fund raising and meeting the Company's business plan milestones on time and within budget, including successful conclusion of strategic partner agreements and achieving the regulatory approvals to commercialize the HIV-AIDS and malaria vaccines, rather than earnings, revenue growth, cash flow and earnings per share which would be more typical for a company generating revenues and earnings. The Committee also uses subjective criteria it deems relevant in its reasonable discretion.


Compensation of Chief Executive Officer

         Mr. Rochet joined us July 31, 2003 as Chief Executive Officer. Mr. Rochet was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Rochet deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Rochet's efforts, the Company was able to stay in business and achieve important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Mr. Rochet's salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in fund raising for the Company and negotiating an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine.

Compensation of Chief Financial Officer

         Mr. Luebke joined us on July 31, 2003 as Chief Financial Officer. Mr. Luebke was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Luebke deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Luebke's efforts, the Company was able to stay in business and achieve important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Mr. Luebke's salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his role in assisting with the Company's fund raising activities and negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine.

Compensation of Chief Scientific Officer

         Dr. Fleury was our Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Fleury's efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Dr. Fleury's salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in the animal studies to allow the Company to commence Phase I clinical trials for its HIV-AIDS vaccine and his role in the negotiations the successfully conclude an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine.


                           SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.




                                                                                            CHANGE IN
                                                                                             PENSION
                                                                                            VALUE AND
                                                                              NON-EQUITY   NONQUALIFIED
                                                                              INCENTIVE      DEFERRED
                                                            STOCK   OPTION      PLAN       COMPENSATION   ALL OTHER
                                                  BONUS    AWARDS   AWARDS   COMPENSATION    EARNINGS   COMPENSATION       TOTAL
NAME AND PRINCIPAL POSITION  YEAR   SALARY (E)     (E)       (E)     (E)        (E)           (E)            (E)            (E)
---------------------------- ----   ------------  -----   --------  -------  ------------  ------------ ------------  --------------
Christian J.-F. Rochet       2007   E216,000 (5)    --    E807,000    --         --           --            --        E1,023,000 (5)
(PEO) (1)                    2006   E180,000 (5)    --          --    --         --           --            --          E180,000 (5)
                             2005   E120,000 (5)    --          --    --         --           --            --          E120,000 (5)


Ernst Luebke (PFO) (2)       2007   E216,000 (5)    --    E672,000    --         --           --            --          E888,000 (5)
                             2006   E180,000 (5)    --          --    --         --           --            --          E180,000 (5)
                             2005   E120,000 (5)    --          --    --         --           --            --          E120,000 (5)


Sylvain Fleury, Ph. D. (3)   2007   E216,000 (5)    --    E672,000    --         --           --            --          E888,000 (5)
                             2006   E180,000 (5)    --          --    --         --           --            --          E180,000 (5)
                             2005   E120,000 (5)    --          --    --         --           --            --          E120,000 (5)


Marc Girard, DVM, D.Sc. (4)  2007    E48,000 (5)    --          --    --         --           --            --           E48,000 (5)
                             2006    E48,000 (5)    --          --    --         --           --            --           E48,000 (5)
                             2005    E36,000 (5)    --          --    --         --            --           --           E36,000 (5)


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 25, 2008, by: (a) each of our named executive officers;
(b) each of our directors; (c) each person known to us to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 189,463,630 shares of our common stock outstanding on March 29, 2008. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 25, 2008, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

               NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF
                 BENEFICIAL OWNER                   TITLE OF CLASS   BENEFICIAL OWNERSHIP   PERCENT OF CLASS
               -------------------                  --------------   --------------------   ----------------
Round Enterprises Ltd.                                  Common            45,164,000             24.09%
St. Peter Port, Guernsey

Ernst Luebke (1)                                        Common            10,079,418(2)           5.37%
Chief Financial Officer, Secretary and Director

Christian Rochet (1)                                    Common             7,377,138(3)           3.94%
Chief Executive Officer, President and Director

Dr. Sylvain Fleury (1)                                  Common             6,500,000(4)           3.47%
Chief Scientific Officer

Dr. Thomas Staehelin (1)                                Common             5,220,000              2.78%
Director

Prof. Marc Girard (1)                                   Common             1,000,000(5)           0.53%
Head of Vaccine Development and member of the SAB

Mr. Ernest M. Stern (1)                                 Common             1,000,000              0.53%
Director and outside Counsel

All current executive officers and                      Common            31,176,556             16.62%
directors as a group (6 persons)




----------

(1) Address is Mymetics Corporation, European Executive Office, 14, rue de la Colombiere, CH-1260 Nyon (Switzerland).

(2) Of which 4,079,418 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(3) Of which 377,138 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 6,000,000 acquired as bonus.

(4) Of which 500,000 issued for services, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(5) Of which 500,000 issued for services and 500,000 acquired through conversion of unpaid fees and expenses.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to the registrant for professional services rendered by Peterson Sullivan PLLC during fiscal years 2007 and 2006:

                       2007      2006
                     -------   -------
Audit Fees           $46,500   $42,788
Audit-Related Fees         -         -
Tax Fees               8,614         -
All Other Fees             -         -
                     -------   -------
Total                $55,114   $42,788
                     =======   =======

Audit Fees. Audit fees consist of fees for the audit of the registrant's annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported as Audit Fees. During fiscal 2007 and 2006, the services provided in this category included due diligence reviews, audits of employee benefit funds, and consulting on accounting standards and transactions.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2007 and 2006, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Prior to February 14, 2008, our Board of Directors pre-approved all services to be provided by Peterson Sullivan PLLC.

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

          10.45 Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and the Company (19)

          10.46 Employment Agreement dated July 1, 2006, between the Company and Dr. Sylvain Fleury (20)

          10.47 Employment Agreement dated July 1, 2006, between the Company and Christian Rochet (20)

          10.48 Employment Agreement dated July 1, 2006, between the Company and Ernst Luebke (20)

          10.49 License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd. (21)

          10.50 Settlement Agreement dated March 19, 2007 between Mymetics and MFC Merchant Bank S.A. (22)

          10.51 Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

          10.52 Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

          10.53 Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

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

(21) Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on March 21, 2007.

(23) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on January 14, 2008.

     (c) Financial Statements



                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders
Mymetics Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, and for the period from May 2, 1990 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, and for the period from May 2, 1990 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenues, which has resulted in significant losses. Further, the Company's current liabilities exceed its current assets by Euro 4,046,000 as of December 31, 2007, and there is no assurance that cash will become available to pay current liabilities in the near term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ PETERSON SULLIVAN PLLC


Seattle, Washington
April 5, 2008

                              MYMETICS CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS
                                   December 31, 2007 and 2006
                                    (In Thousands of Euros)

                                                                              2007       2006
                                                                            --------   --------
                                  ASSETS
Current Assets
   Cash                                                                     E    159   E     29
   Short-term investments                                                         60         --
   Receivables officer                                                            71         --
   Receivables other                                                              --         15
   Prepaid expenses                                                               27         16
                                                                            --------   --------
      Total current assets                                                       317         60
Deposit                                                                           --        300
                                                                            --------   --------
                                                                            E    317   E    360
                                                                            ========   ========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                                         E  2,307   E  1,933
   Taxes and social costs payable                                                  4          5
   Current portion of note payable                                             2,000      4,372
   Other                                                                          52        288
                                                                            --------   --------
      Total current liabilities                                                4,363      6,598
Payable to Shareholders                                                           --        242
Note Payable, less current portion                                               150         --
                                                                            --------   --------
      Total liabilities                                                        4,513      6,840
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value;
         495,000,000 shares authorized; issued and outstanding 186,963,630
         at December 31, 2007 and 110,690,464 at December 31, 2006             1,694      1,061
      Common stock issuable, 500,000 at December 31, 2007 and 330,000
         At December 31, 2006                                                      3          3
      Preferred stock, U.S. $.01 par value;
         5,000,000 shares authorized; none issued or outstanding                  --         --
      Additional paid-in capital                                              18,401      7,381
      Deficit accumulated during the development stage                       (24,966)   (15,672)
      Accumulated other comprehensive income                                     672        747
                                                                            --------   --------
                                                                              (4,196)    (6,480)
                                                                            --------   --------
                                                                            E    317   E    360
                                                                            ========   ========

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             For the Years Ended December 31, 2007, 2006 and 2005,
        and the Period from May 2, 1990 (Inception) to December 31, 2007
                 (In Thousands of Euros, Except Per Share Data)

                                                                   Accumulated
                                                                      During
                                                                   Development
                                                                      Stage
                                                                 (May 2, 1990 to
                                                                   December 31,
                                     2007      2006      2005         2007)
                                   -------   -------   -------   ---------------
Revenues
   Sales                           E    --   E    --   E    --      E    224
   Interest                             --        --        --            34
   Gain on extinguishment of debt      774        --        --           774
                                   -------   -------   -------      --------
                                       774        --        --         1,032
Expenses
   Research and development          5,981       543       489        11,610
   General and administrative        3,945       723     1,138        11,068
   Bank fee                             --        --        --           935
   Interest                            138       267       222         1,369
   Goodwill impairment                  --        --        --           209
   Amortization                         --        52        80           513
   Directors' fees                      --        --        --           274
   Other                                --        --        10            10
                                   -------   -------   -------      --------
                                    10,064     1,585     1,939        25,988
                                   -------   -------   -------      --------
Loss before income tax provision    (9,290)   (1,585)   (1,939)      (24,956)
Income tax provision                    (4)       --        --           (10)
                                   -------   -------   -------      --------
   Net loss                         (9,294)   (1,585)   (1,939)      (24,966)

Other comprehensive income
   Foreign currency translation
      adjustment                       (75)        4      (98)           672
                                   -------   -------   -------      --------
Comprehensive loss                 E(9,369)  E(1,581)  E(2,037)     E(24,294)
                                   =======   =======   =======      ========
Basic and diluted loss per share   E (0.06)  E (0.02)  E (0.03)
                                   =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the Period from May 2, 1990 (Inception) to December 31, 2007
                             (In Thousands of Euros)


                                                                                                            Accumulated
                                                                                                               Other
                                                                                               Deficit    Comprehensive
                                                                                             Accumulated  Income - Foreign
                                                                                 Additional   During the     Currency
                                                Date of      Number of     Par     Paid-in   Development     Translation
                                              Transaction     Shares      Value    Capital      Stage        Adjustment     Total
                                            --------------  ----------    -----  ----------  -----------  ----------------  -----
Balance at May 2, 1990
   Shares issued for cash                      June 1990    33,311,361     E119    E   --     E     --          E   --     E   119
   Net losses to December 31, 1999                                  --       --        --         (376)             --        (376)
Balance at December 31, 1999                                33,311,361      119        --         (376)             --        (257)
                                                            ----------     ----    ------     --------          ------     -------
   Bank fee                                                         --       --       806           --              --         806
   Net loss for the year                                            --       --        --       (1,314)             --      (1,314)
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2000                                33,311,361      119       806       (1,690)             --        (765)
   Effect on capital structure resulting
      from a business combination              March 2001    8,165,830      354      (354)          --              --          --
   Issuance of stock purchase warrants in
      connection with credit facility
      (restated)                               March 2001           --       --        210          --              --         210
   Issuance of shares for bank fee             March 2001    1,800,000       21       (21)          --              --          --
   Issuance of shares for bank fee             June 2001       225,144        3        (3)          --              --          --
   Issuance of shares for cash                 June 2001     1,333,333       15     2,109           --              --       2,124
   Exercise of stock purchase warrants in
   repayment of debt                           June 2001     1,176,294       13       259           --              --         272
   Exercise of stock purchase warrants for
      cash                                   December 2001   3,250,000       37       563           --              --         600
   Net loss for the year (restated)                                 --       --        --       (1,848)             --      (1,848)
   Translation adjustment                                           --       --        --           --             100         100
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2001                                49,261,962      562     3,569       (3,538)            100         693
   Exercise of stock options                  March 2002        10,000       --         8           --              --           8
   Issuance of stock purchase warrants for
   bank fee                                    June 2002            --       --        63           --              --          63
   Exercise of stock purchase warrants in
      repayment of debt                        July 2002     1,625,567       16       396           --              --         412
   Issuance of remaining shares from 2001
      business combination                    August 2002       46,976        1        (1)          --              --          --
   Net loss for the year                                            --       --        --       (3,622)             --      (3,622)
   Translation adjustment                                           --       --        --           --              97          97
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2002                                50,944,505      579     4,035       (7,160)            197      (2,349)
                                                            ==========     ====    ======     ========          ======     =======



                                                                                                            Accumulated
                                                                                                               Other
                                                                                               Deficit    Comprehensive
                                                                                             Accumulated  Income - Foreign
                                                                                 Additional   During the     Currency
                                                Date of      Number of     Par     Paid-in   Development     Translation
                                              Transaction     Shares      Value    Capital      Stage        Adjustment     Total
                                            --------------  ----------    -----  ----------  -----------  ----------------  -----

   Issuance of shares for services          September 2003     400,000        4        29           --              --          33
   Shares retired                            October 2003          (51)       -         -           --              --          --
   Issuance of shares for services           November 2003   1,500,000       12       100           --              --         112
   Issuance of shares for cash               December 2003   1,500,000       12       113           --              --         125
   Issuance of stock purchase warrants for
      financing fee                          December 2003          --       --        12           --              --          12
   Net loss for the year                                            --       --        --       (2,786)             --      (2,786)
   Translation adjustment                                           --       --        --           --             453         453
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2003                                54,344,454      607     4,289       (9,946)            650      (4,400)
                                                            ==========     ====    ======     ========          ======     =======
   Issuance of shares for services           January 2004      550,000        5        27           --              --          32
   Issuance of shares for cash               January 2004    2,000,000       17       150           --              --         167
   Issuance of stock purchase warrants for
      financing fee                          January 2004           --       --        40           --              --          40
   Issuance of shares for cash               February 2004   2,500,000       21       187           --              --         208
   Issuance of stock purchase warrants for
      financing fee                          February 2004          --       --        62           --              --          62
   Issuance of shares for services            April 2004       120,000        1        11           --              --          12
   Issuance of shares for bank fee             May 2004        500,000        4        62           --              --          66
   Issuance of shares for cash                 May 2004      2,000,000       16       148           --              --         164
   Issuance of shares for services            August 2004      250,000        2        26           --              --          28
   Issuance of shares for cash                August 2004    1,466,667       12       128           --              --         140
   Issuance of stock purchase warrants for
      financing fee                           August 2004           --       --        46           --              --          46
   Issuance of shares for services          September 2004     520,000        4        29           --              --          33
   Issuance of shares for cash              September 2004      50,000       --         4           --              --           4
   Issuance of shares for services           October 2004    2,106,743       16       132           --              --         148
   Issuance of shares for services           November 2004   2,000,000       15       177           --              --         192
   Issuance of shares for cash               November 2004      40,000       --         4           --              --           4
   Net loss for the year                                            --       --        --       (2,202)             --      (2,202)
   Translation adjustment                                           --       --        --           --             191         191
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2004                                68,447,864     E720    E5,522     E(12,148)           E841     E(5,065)
                                                            ==========     ====    ======     ========          ======     =======
   Issuance of shares for services           January 2005      500,000        4        83          --               --          87
   Issuance of shares for services            March 2005       200,000        2        33          --               --          35
   Issuance of shares for services            March 2005     1,500,000       11       247          --               --         258
   Issuance of shares for services            April 2005        60,000        1        10          --               --          11
   Issuance of shares for cash                 May 2005         52,000       --         5          --               --           5
   Issuance of shares for cash                 June 2005        50,000       --         3          --               --           3
   Issuance of shares for cash                 June 2005        50,000       --         3          --               --           3
   Issuance of shares for cash                 June 2005       343,500        3        14          --               --          17
   Issuance of shares for cash                 June 2005        83,300        1         3          --               --           4
   Issuance of shares for cash                 June 2005       100,000        1         4          --               --           5
   Issuance of shares for cash                 July 2005       144,516        1         6          --               --           7
   Issuance of shares for cash                 July 2005       144,516        1         6          --               --           7
   Issuance of shares for cash                 July 2005       144,516        1         6          --               --           7
   Issuance of shares for cash                August 2005      206,452        2         8          --               --          10
   Issuance of shares for cash                August 2005       50,000       --         2          --               --           2
   Issuance of shares for services          September 2005     500,000        4         8          --               --          12
   Issuance of shares for services          September 2005     500,000        4         8          --               --          12
   Issuance of shares for services          September 2005     500,000        4         8          --               --          12
   Issuance of shares for services          September 2005     300,000        3         5          --               --           8
   Issuance of shares for services          September 2005      68,000        1         1          --               --           2
   Issuance of shares for services          September 2005     173,200        1         3          --               --           4
   Issuance of shares for cash               October 2005       87,459        1         2          --               --           3
   Issuance of shares for services           October 2005      185,000        2         6          --               --           8
   Issuance of shares for cash               October 2005      174,918        1         5          --               --           6
   Issuance of shares for cash               October 2005      116,612        1         3          --               --           4
   Issuance of shares for cash               November 2005     116,611        1         3          --               --           4
   Issuance of shares for cash               November 2005     390,667        3         3          --               --           6
   Issuance of shares for services           November 2005      20,000       --        --          --               --          --
   Issuance of shares for services           November 2005      20,000       --        --          --               --          --
   Issuance of shares for services           November 2005      20,000       --        --          --               --          --
   Issuance of shares for services           November 2005     500,000        5         9          --               --          14
   Issuance of shares for services           December 2005     140,000        2         2          --               --           4
   Issuance of shares for cash               December 2005     390,667        3         3          --               --           6
   Issuance of shares for cash               December 2005     390,666        3         3          --               --           6
   Issuance of shares for cash               December 2005   6,000,000       50       200          --               --         250
   Net loss for the year                                            --       --        --       (1,939)             --      (1,939)
   Translation adjustment                                           --       --        --           --             (98)        (98)
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2005                                82,670,464      837     6,227      (14,087)            743      (6,280)
                                                            ==========     ====    ======     ========          ======     =======


                                                                                                            Accumulated
                                                                                                               Other
                                                                                               Deficit    Comprehensive
                                                                                             Accumulated  Income - Foreign
                                                                                 Additional   During the     Currency
                                                Date of      Number of     Par     Paid-in   Development     Translation
                                              Transaction     Shares      Value    Capital      Stage        Adjustment     Total
                                            --------------  ----------    -----  ----------  -----------  ----------------  -----
   Issuance of shares for services           January 2006    2,500,000       21        31          --               --          52
   Issuance of shares for cash               January 2006    4,000,000       33       132          --               --         165
   Issuance of shares for services           January 2006      100,000        1         2          --               --           3
   Issuance of shares for cash                March 2006     1,500,000       12        38          --               --          50
   Issuance of shares for cash                March 2006     2,500,000       21        62          --               --          83
   Issuance of shares for cash                March 2006       250,000        2         6          --               --           8
   Issuance of shares for cash                March 2006     1,500,000       12        38          --               --          50
   Issuance of shares for services            April 2006       100,000        1         4          --               --           5
   Issuance of shares for cash                 May 2006        300,000        2         3          --               --           5
   Issuance of shares for cash                 May 2006        300,000        3         7          --               --          10
   Issuance of shares for cash                 May 2006      2,350,000       18        82          --               --         100
   Debt Conversion -- non cash                  May 2006     1,000,000        8        31          --               --          39
   Issuance of shares for cash                 June 2006     2,600,000       20        80          --               --         100
   Debt Conversion -- non cash                 July 2006     1,000,000        8        72          --               --          80
   Debt Conversion -- non cash                 July 2006     1,000,000        8        72          --               --          80
   Debt Conversion -- non cash                 July 2006     1,000,000        8        72          --               --          80
   Debt Conversion -- non cash                 July 2006       500,000        4        36          --               --          40
   Issuance of shares for services           November 2006     300,000        2         4          --               --           6
   Issuance of shares for cash               November 2006   1,300,000       10        90          --               --         100
   Issuance of shares for cash               November 2006   1,280,000       10        90          --               --         100
   Issuance of shares for cash               December 2006   1,320,000       10        90          --               --         100
   Issuance of shares for cash               December 2006   1,320,000       10        90          --               --         100
   Issuance of shares for cash               December 2006     330,000        3        22          --               --          25
   Net loss for the year                                            --       --        --       (1,585)             --      (1,585)
   Translation adjustment                                           --       --        --          --                4           4
                                                            ----------     ----    ------     --------          ------     -------
Balance at December 31, 2006                               111,020,464    1,064     7,381      (15,672)            747      (6,480)
                                                           ===========    =====    ======     ========          ======     =======

   Issuance of shares for cash               January 2007      650,000        5        45          --               --          50
   Issuance of shares for services           January 2007      300,000        2         6          --               --           8
   Issuance of shares for services           January 2007      200,000        2         4          --               --           6
   Issuance of shares for services           January 2007      250,000        2         5          --               --           7
   Issuance of shares for services           February 2007     250,000        2         5          --               --           7
   Issuance of shares for cash               February 2007   1,420,000       11        99          --               --         110
   Issuance of shares for cash               February 2007     325,000        2        22          --               --          24
   Issuance of shares for cash                 March 2007      650,000        5        45          --               --          50
   Issuance of shares for cash                 March 2007    8,712,000      115       875          --               --         990
   Debt Conversion -- non cash                 March 2007   12,500,000       94     2,505          --               --       2,599
   Issuance of shares for services             April 2007      100,000        1        13          --               --          14
   Issuance of shares for services             April 2007      200,000        1        25          --               --          26
   Issuance of shares for services             April 2007    1,000,000        7        67          --               --          74
   Issuance of shares for cash                 May 2007      1,000,000        7       140          --               --         147
   Issuance of shares for cash                 May 2007        750,000        6       105          --               --         111
   Debt Cancellation -- non cash               May 2007            --        --       242          --               --         242
   Debt Conversion -- non cash                 June 2007     9,469,000       70       891          --               --         961
   Issuance of shares for cash                 June 2007     5,393,000       40       760          --               --         800
   Issuance of shares for services             June 2007       261,250        2        25          --               --          27
   Issuance of shares for services             June 2007       261,250        2        25          --               --          27
   Issuance of shares for officer compensation June 2007     2,500,000       19       318          --               --         337
   Issuance of shares for officer compensation June 2007     2,500,000       19       318          --               --         337
   Issuance of shares for officer compensation June 2007     4,000,000       30       508          --               --         538
   Issuance of shares for officer compensation June 2007     1,000,000        7       127          --               --         134
   Issuance of shares for officer compensation June 2007     6,000,000       45       762          --               --         807
   Issuance of shares for services             June 2007       135,000        1        12          --               --          13
   Issuance of shares for cash                 June 2007     2,250,000       17        12          --               --          29
   Issuance of shares for cash                 July 2007     5,550,000       42     1,208          --               --       1,250
   Issuance of shares for cash                August 2007      933,333        7       193          --               --         200
   Issuance of shares for services            August 2007    1,000,000        7        66          --               --          73
   Issuance of shares for services            August 2007    1,000,000        7        66          --               --          73
   Issuance of shares for services            August 2007      100,000        1         7          --               --           8
   Issuance of shares for services          September 2007     300,000        2        21          --               --          23
   Issuance of shares for cash              September 2007   1,666,667       12       344          --               --         356
   Cancelation of shares for collateral     September 2007  -2,000,000       --        --          --               --          --
   Issuance of shares for cash               October 2007    2,350,000       17       483          --               --         500
   Issuance of shares for cash               November 2007   2,966,666       21       623          --               --         644
   Issuance of shares for services           December 2007     500,000        3        48          --               --          51
   Net loss for the year                                            --       --        --      (9,294)              --      (9,294)
   Translation adjustment                                           --       --        --          --              (75)        (75)
                                                           -----------    -----    ------     -------           ------     -------
Balance at December 31, 2007                               187,463,630    1,697    18,401     (24,966)             672      (4,196)
                                                           ===========    =====    ======     =======           ======     =======


The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 2007, 2006 and 2005 and the
            Period from May 2, 1990 (Inception) to December 31, 2007
                             (In Thousands of Euros)

                                                                                           Total
                                                                                        Accumulated
                                                                                           During
                                                                                        Development
                                                                                           Stage
                                                                                      (May 2, 1990 to
                                                                                        December 31,
                                                          2007      2006      2005         2007)
                                                        -------   -------   -------   ---------------
Cash Flows from Operating Activities
   Net loss                                             E(9,294)  E(1,585)  E(1,939)     E(24,966)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Amortization                                           --        52        80           513
      Goodwill impairment                                    --        --        --           209
      Fees paid in warrants                                  --        --        --           223
      Gain on extinguishment of debt                       (774)       --        --          (774)
      Services and fees paid in common stock              2,590        66       466         4,584
      Amortization of debt discount                          --        --        --           210
      Changes in operating assets and liabilities,
         net of effects from reverse purchase
         Receivables                                        (56)       27        68           (33)
         Accounts payable                                 1,148       118       604         3,063
         Taxes and social costs payable                      (1)      (10)      (25)            4
         Other                                             (247)      (27)      185            73
                                                        -------   -------   -------      --------
            Net cash used in operating activities        (6,634)   (1,359)     (561)      (16,894)
Cash Flows from Investing Activities
   Patents and other                                        300      (300)      (52)         (393)
   Short-term investments                                   (60)       --        --           (60)
   Cash acquired in reverse purchase                         --        --        --            13
                                                        -------   -------   -------      --------
            Net cash provided by (used in)
                investing activities                        240      (300)      (52)         (440)
Cash Flows from Financing Activities
   Proceeds from the issuance of
      common stock and warrants                           5,360       996       356        10,375
   Borrowings from shareholders                             730        --        --           972
   Increase in note payable and other
      short-term advances                                 1,999       618       425         7,094
   Decrease in notes payable and other
   short-term advances                                   (1,490)       --        --        (1,490)
   Loan fees                                                 --        --        --          (130)
                                                        -------   -------   -------      --------
            Net cash provided by financing activities     6,599     1,614       781        16,821
Effect of exchange rate changes on cash                     (75)        4       (98)          672
                                                        -------   -------   -------      --------
            Net increase (decrease) in cash                 130       (41)       70           159
Cash, beginning of period                                    29        70        --            --
                                                        -------   -------   -------      --------
Cash, end of period                                     E   159   E    29   E    70      E    159
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

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2007, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. Revenues reported by the Company for 2007 consist of an incidental gain on extinguishment of debt. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E24,966 at December 31, 2007. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E4,046 as of December 31, 2007, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

The company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Switzerland. To date, these individuals have purchased restricted common shares at prices at a premium to the market price of Mymetics shares and have introduced management to other high net worth individuals who have a similar interest in the Company's science and mission. The Company expects to continue to rely on its existing high net worth shareholders and new individuals who they know to meet its expenses during the next 12 months.

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

Cash

Cash deposits are occasionally in excess of insured amounts. Interest paid was E138 in 2007, E267 in 2006 and E222 in 2005. The Company has paid no income tax since its inception.

Short Term Investments

Short term investments consist of time deposits with initial three-month maturities. Short term investments are reported at market value which approximates cost and there were no gains or losses in 2007

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2007 and 2006 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Current liabilities

Current liabilities include E2,000,000 due to Pevion Biotech Ltd. as partial payment related to the Company's acquisition of Pevion's malaria vaccine project, E83,000 due to Company officers and the balance to various suppliers.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 48 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial position.

As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company's United States tax returns are open to audit for the years ended December 31, 2004 to 2007.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares (including shares issuable) was 156,418,377 for the year ended December 31, 2007, 99,716,382 for the year ended December 31, 2006, and 71,972,491 for the year ended December 31, 2005. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2007. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

There were no options issued in 2007, 2006 and 2005, and there were no stock options that vested in any of these years.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities".

EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. On a prospective basis, the Company will capitalize prepaid research and development costs in accordance with this guidance.

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, short-term investments, accounts receivable, accounts payable, and convertible notes payable. The carrying value of cash, accounts receivable and accounts payable approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its short-term investments to fair value with any unrecognized gains or losses recorded as a component of "Accumulated Other Comprehensive Income" and thus the carrying value equals fair value. Due to the short term nature of the convertible notes payable, management estimates that the fair value approximates carrying value.

Concentrations

The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd., a Swiss company that granted Mymetics exclusive licenses to use their Virosome(R) vaccine delivery technology in conjunction with the Company's AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech is committed to supply the actual Virosomes and perform their integration with the Company's antigens, which requires proprietary know-how, at Pevion's premises. The agreement includes specific mechanisms to mitigate the risk of losing a key component of Mymetics' vaccines should Pevion become unable to live up to its commitment.

Note 2. Receivables

                                    2007 2006
                                  ----   ----
Trade receivables                  E--    E--
Value added tax refund              --     15
Officer overdraft                   71     --
                                   ---    ---
                                    71     15
Allowance for doubtful accounts     --     --
                                   ---    ---
                                   E71    E15
                                   ===    ===

Note 3. Deposits

Other assets consisted of refundable purchase deposits on licenses for Virosome technology to be used in the AIDS vaccine. The amount was expensed when the agreement was completed.

Note 4. Transactions With Affiliates

The Company had a non-revolving term credit facility with MFC Merchant Bank S.A. which allowed the Company to borrow up to E3,700 at LIBOR plus 4% collateralized by all of the Company's assets plus any future patents. The Company owed E4,372 under this facility as of December 31, 2006.

The agreement allowed MFC Bank to convert the loan balance into common stock at U.S.$0.30 per share.

The Company incurred fees of E52 (paid with shares of the Company) to MFC Bank in 2006, related to management and financing services.

In January 2006, the Company issued 2,500,000 shares of common stock to MFC Bank as consideration for the bank's extension of the due date of the note payable to the bank. The Company recorded a bank fee for E52 as a result of this issuance.

On March 19, 2007 the Company entered into a Settlement Agreement with MFC Merchant Bank S.A. to dismiss with prejudice the lawsuits in Delaware and New York that Mymetics brought against MFC, KHD Humboldt Wedag International, Ltd. (f/k/a MFCBancorp., Ltd.), the parent company of MFC, and certain of MFC's prior and present officers and directors in which Mymetics challenged the validity of the credit facility agreement. Under the terms of the Settlement Agreement, Mymetics agreed to pay E1.49 million in cash and to issue 12.5 million restricted shares of its common stock to convert the remaining debt to equity. MFC agreed to terminate the E4.02 million credit facility agreement, ending any further payments or obligations of Mymetics under the credit facility agreement and releasing from its blanket security interest all assets of Mymetics, including Mymetics' intellectual property.

Two of our major shareholders have made available an aggregate E2,150,000 in the form of convertible, unsecured notes, the details of which are:





                                      Principal         Issue          Duration     Interest    Conversion
Lender                                 Amount            Date           (Note)        Rate        Price
------                               -----------      ----------       --------     --------    ----------

Eardley Holding A.G. (1)             E   150,000      06/23/2006         (3)         10% pa      US$ 0.50

Anglo Irish Bank (Suisse) S.A. (2)   E   500,000      10/21/2007         (4)         10% pa      US$ 0.50

Round Enterprises Ltd.               E 1,500,000      12/10/2007         (5)         10% pa      US$ 0.50



(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of Mymetics Corporation. Face value is stated in U.S. dollars at $ 190,000


(2) Acting on behalf of Round Enterprises Ltd. which is controlled by a major shareholder.


(3) The earlier of (i) 90 days after the Company receives its first cash payment from a major pharmaceutical strategic partner or (ii) upon an event of default


(4) The earlier of (i) three days after the Company receives its first draw down payment from a group of Investors investing a minimum of five million Dollars, which management expects to occur in 2008, or (ii) upon an event of default


(5)  The earlier of (i) June 30, 2008 or (ii) upon an event of default

Note 5. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                   2007    2006    2005
                                                   ----    ----    ----
U.S. Federal statutory rates on loss from
   operations                                    E(3,160)  E(539)  E(659)
Effect of exchange rate changes on
   U.S. net operating loss carryforward              639     257    (235)
Increase in valuation allowance                    3,546     282     894
Prior year losses not previously recognized
   and other                                      (1,021)     --      --
                                                 -------   -----   -----
Income tax provision                             E     4   E  --   E  --
                                                 =======   =====   =====

Deferred tax asset is composed of the following:

                                                                       2007      2006
                                                                     -------   -------
Difference in book and tax basis of amounts payable to shareholder   E    --   E    82
Licenses capitalized for United States tax purposes                    1,598        --
Net operating loss carryforwards
   United States                                                       5,586     2,489
   France                                                                 --     1,238
   Luxembourg                                                            171        --
                                                                     -------   -------
                                                                       7,355     3,809
Less valuation allowance for deferred tax asset                       (7,355)   (3,809)
                                                                     -------   -------
Net deferred tax asset                                               E    --   E    --
                                                                     =======   =======

The Company's provision for income taxes was derived from U.S., Luxembourg and French operations. At December 31, 2007, the Company had estimated net operating loss carryforwards which expire as follows (the Luxembourg losses do not expire):

            United
            States   Luxembourg
            ------   ----------
2006       E    --
2007            --
2008            --
2009            --
2010            --
2011-2027   16,429
           -------      ----
           E16,429      E779
           =======      ====

The prior French losses are assumed to be lost due to the expected liquidation of Mymetics S.A..

Note 6. Stock Option Plan

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. No options were issued in 2005, 2006 OR 2007. The following table summarizes information with respect to this plan:

                                                Weighted
                                     Number     Average
                                       of       Exercise
                                     Shares      Price
                                   ---------   ---------
Outstanding and exercisable
   at December 31, 2005, 2006
      and 2007                       442,500   U.S. $ .97
                                   =========   ==========
Reserved for future grants
   at December 31, 2007            4,557,500
                                   =========

The weighted average contractual life is 5.1 years.

At December 31, 2007, exercise prices range from $0.12 to $3.50. There was no material intrinsic value on outstanding options at December 31, 2007.

The Company will issue new shares upon any options exercise.

Note 7. Commitments and Contingencies

Total rent expense per year was E20 for 2007, E15 for 2006, and E15 for 2005. All leases can be cancelled at short notice with no penalties.

Note 8.

Subsequent Events

- On January 8, 2008, the company issued a new investor 800,000 common shares of Mymetics Corporation at $.155 per share, as fee for services rendered.

- On January 8, 2008, the company issued a new investor 200,000 common shares of Mymetics Corporation at $.155 per share, as fee for services rendered.

- On January 23, 2008, the company issued to a major shareholder a convertible note for E1,500,000, carrying an interest rate of 10% p.a., with a maturity date of April 30, 2008, convertible at $0.50 p.s.

- On February 28, 2008, the company issued a previous investor 1,000,000 common shares of Mymetics Corporation for $500,000 or $.50 per share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Mymetics Corporation


                                          By: /s/ Christian J.F. Rochet
                                              --------------------------------
                                          Name: Christian J.F. Rochet
                                          Title: Chief Executive Officer

                                          ------------------------------------
                                                       (Date)

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

Signature                         Title
---------                            -----


/s/ Christian J.F. Rochet          Chief Executive Officer and Director
-------------------------------   (Principal Executive Officer)
Christian J.F. Rochet

-------------------------------
            (date)


/s/ Ernst Luebke                   Chief Financial Officer and Director
-------------------------------    (Principal Financial and Accounting Officer)
Ernst Luebke

-------------------------------
            (date)


/s/ Sylvain Fleury                 Chief Scientific Officer and
-------------------------------    Director
Sylvain Fleury, Ph. D.

-------------------------------
            (date)