Form 10-Q
period 2008-03-31
MYMETICS CORP
filed 2008-05-15
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

            Large Accelerated Filer [ ]            Accelerated Filer         [ ]
            Non-Accelerated Filer   [ ]            Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class               Outstanding at May 9, 2008
            -----               --------------------------
Common Stock, $0.01 par value           190,463,630

                         ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                               March 31,   December 31,
                                                                  2008         2007
                                                               ---------   ------------
                           ASSETS
Current Assets
   Cash                                                        E    851      E    159
   Short-term investments                                                          60
   Employee receivables                                               5            71
   Prepaid expenses                                                  28            27
                                                               --------      --------
                     Total current assets                           884           317
                                                               --------      --------
                                                               E    884      E    317
                                                               ========      ========
                LIABILITIES AND SHAREHOLDERS'
                      EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                            E  1,871      E  2,307
   Taxes and social costs payable                                     8             4
   Current portion of notes payable                               2,000         2,000
   Other                                                            750            52
                                                               --------      --------
      Total current liabilities                                   3,929         4,363
Notes Payable to shareholders                                     1,703           150
                                                               --------      --------
      Total liabilities                                           5,632         4,513

Shareholders' Equity (Deficit)
   Common stock, U.S. $.01 par value; 495,000,000 shares
      authorized; issued and outstanding
      189,463,630 at March 31, 2008 and
      186,963,630 at December 31, 2007                            1,711         1,694
   Common stock issuable; 1,000,000 shares at March 31, 2008
      and 500,000 at December 31, 2007                                6             3
   Preferred stock, U.S. $.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                       --              --

   Additional paid-in capital                                    18,972        18,401
   Deficit accumulated during the development stage             (26,111)      (24,966)
   Accumulated other comprehensive income                           674           672
                                                               --------      --------
                                                                 (4,748)       (4,196)
                                                               --------      --------
                                                               E    884      E    317
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

                                    FOR THE THREE     FOR THE THREE   TOTAL ACCUMULATED
                                     MONTHS ENDED     MONTHS ENDED        DURING THE
                                    MARCH 31, 2008   March 31, 2007   DEVELOPMENT STAGE
                                    --------------   --------------   -----------------
Revenue
   Sales                               E    --           E   --           E    224
   Interest                                 --               --                 34
   Gain on extinguishment of debt                            --                774
                                       -------           ------           --------
                                            --               --              1,032
                                       -------           ------           -------
Expenses
   Research and development                357              148             11,967
   General and administrative              733              171             11,801
   Bank fee                                 --               --                935
   Interest                                 53               77              1,422
   Goodwill impairment                      --               --                209
   Amortization                             --                4                513
   Directors' fees                          --               --                274
   Other                                    --               --                 10
                                       -------           ------           --------
                                         1,143              400             26,099
                                       -------           ------           --------
Loss before income tax provision        (1,143)            (400)           (26,111)
Income tax provision                        (2)              --                (12)
                                       -------           ------           --------
Net loss                                (1,145)            (400)           (25,437)
Other comprehensive income
   Foreign currency translation
      adjustment                             2                4                674
                                       -------           ------           --------
Comprehensive loss                     E(1,143)          E (396)          E(26,211)
                                       =======           ======           ========

Basic and diluted loss per share       E (0.01)          E(0.00)
                                       =======           ======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
          For the Period from May 2, 1990 (Inception) to March 31, 2008
                             (In Thousands of Euros)

                                                                                                            Accumulated
                                                                                                               Other
                                                                                               Deficit     Comprehensive
                                                                                             Accumulated Income - Foreign
                                                                                  Additional  During the     Currency
                                                     Date of      Number of  Par    Paid-in  Development    Translation
                                                   Transaction     Shares   Value   Capital     Stage       Adjustment     Total
                                                 --------------  ---------- ----- ---------- ----------- ---------------- -------
Balance at May 2, 1990
   Shares issued for cash                           June 1990    33,311,361  E119   E   --    E     --         E --       E   119
   Net losses to December 31, 1999                                       --    --       --        (376)          --          (376)
Balance at December 31, 1999                                     33,311,361   119       --        (376)          --          (257)
                                                                ----------- -----   ------    --------         ----       -------
   Bank fee                                                              --    --      806          --           --           806
   Net loss for the year                                                 --    --       --      (1,314)          --        (1,314)
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2000                                     33,311,361   119      806      (1,690)          --          (765)
   Effect on capital structure resulting
      from a business combination                   March 2001    8,165,830   354     (354)         --           --            --
   Issuance of stock purchase warrants in
      connection with credit facility
      (restated)                                    March 2001           --    --      210          --           --           210
   Issuance of shares for bank fee                  March 2001    1,800,000    21      (21)         --           --            --
   Issuance of shares for bank fee                  June 2001       225,144     3       (3)         --           --            --
   Issuance of shares for cash                      June 2001     1,333,333    15    2,109          --           --         2,124
   Exercise of stock purchase warrants in
      repayment of debt                             June 2001     1,176,294    13      259          --           --           272
   Exercise of stock purchase warrants for
      cash                                        December 2001   3,250,000    37      563          --           --           600
   Net loss for the year (restated)                                      --    --       --      (1,848)          --        (1,848)
   Translation adjustment                                                --    --       --          --          100           100
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2001                                     49,261,962   562    3,569      (3,538)         100           693
   Exercise of stock options                       March 2002        10,000    --        8          --           --             8
   Issuance of stock purchase warrants for
      bank fee                                      June 2002            --    --       63          --           --            63
   Exercise of stock purchase warrants in
      repayment of debt                             July 2002     1,625,567    16      396          --           --           412
   Issuance of remaining shares from 2001
      business combination                         August 2002       46,976     1       (1)         --           --            --
   Net loss for the year                                                 --    --       --      (3,622)          --        (3,622)
   Translation adjustment                                                --    --       --          --           97            97
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2002                                     50,944,505   579    4,035      (7,160)         197        (2,349)
                                                                =========== =====   ======    ========         ====       =======
   Issuance of shares for services               September 2003     400,000     4       29          --           --            33
   Shares retired                                 October 2003          (51)   --       --          --           --            --
   Issuance of shares for services                November 2003   1,500,000    12      100          --           --           112
   Issuance of shares for cash                    December 2003   1,500,000    12      113          --           --           125
   Issuance of stock purchase warrants for
      financing fee                               December 2003          --    --       12          --           --            12
   Net loss for the year                                                 --    --       --      (2,786)          --        (2,786)
   Translation adjustment                                                --    --       --          --          453           453
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2003                                     54,344,454   607    4,289      (9,946)         650        (4,400)
                                                                =========== =====   ======    ========         ====       =======
   Issuance of shares for services                January 2004      550,000     5       27          --           --            32
   Issuance of shares for cash                    January 2004    2,000,000    17      150          --           --           167
   Issuance of stock purchase warrants for
      financing fee                               January 2004           --    --       40          --           --            40
   Issuance of shares for cash                    February 2004   2,500,000    21      187          --           --           208
   Issuance of stock purchase warrants for
      financing fee                               February 2004          --    --       62          --           --            62
   Issuance of shares for services                 April 2004       120,000     1       11          --           --            12
   Issuance of shares for bank fee                  May 2004        500,000     4       62          --           --            66
   Issuance of shares for cash                      May 2004      2,000,000    16      148          --           --           164
   Issuance of shares for services                 August 2004      250,000     2       26          --           --            28
   Issuance of shares for cash                     August 2004    1,466,667    12      128          --           --           140
   Issuance of stock purchase warrants for
      financing fee                                August 2004           --    --       46          --           --            46
   Issuance of shares for services               September 2004     520,000     4       29          --           --            33
   Issuance of shares for cash                   September 2004      50,000    --        4          --           --             4
   Issuance of shares for services                October 2004    2,106,743    16      132          --           --           148
   Issuance of shares for services                November 2004   2,000,000    15      177          --           --           192
   Issuance of shares for cash                    November 2004      40,000    --        4          --           --             4
   Net loss for the year                                                 --    --       --      (2,202)          --        (2,202)
   Translation adjustment                                                --    --       --          --          191           191
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2004                                     68,447,864  E720   E5,522    E(12,148)        E841       E(5,065)
                                                                =========== =====   ======    ========         ====       =======


   Issuance of shares for services                January 2005      500,000     4       83          --           --            87
   Issuance of shares for services                 March 2005       200,000     2       33          --           --            35
   Issuance of shares for services                 March 2005     1,500,000    11      247          --           --           258
   Issuance of shares for services                 April 2005        60,000     1       10          --           --            11
   Issuance of shares for cash                      May 2005         52,000    --        5          --           --             5
   Issuance of shares for cash                      June 2005        50,000    --        3          --           --             3
   Issuance of shares for cash                      June 2005        50,000    --        3          --           --             3
   Issuance of shares for cash                      June 2005       343,500     3       14          --           --            17
   Issuance of shares for cash                      June 2005        83,300     1        3          --           --             4
   Issuance of shares for cash                      June 2005       100,000     1        4          --           --             5
   Issuance of shares for cash                      July 2005       144,516     1        6          --           --             7
   Issuance of shares for cash                      July 2005       144,516     1        6          --           --             7
   Issuance of shares for cash                      July 2005       144,516     1        6          --           --             7
   Issuance of shares for cash                     August 2005      206,452     2        8          --           --            10
   Issuance of shares for cash                     August 2005       50,000    --        2          --           --             2
   Issuance of shares for services               September 2005     500,000     4        8          --           --            12
   Issuance of shares for services               September 2005     500,000     4        8          --           --            12
   Issuance of shares for services               September 2005     500,000     4        8          --           --            12
   Issuance of shares for services               September 2005     300,000     3        5          --           --             8
   Issuance of shares for services               September 2005      68,000     1        1          --           --             2
   Issuance of shares for services               September 2005     173,200     1        3          --           --             4
   Issuance of shares for cash                    October 2005       87,459     1        2          --           --             3
   Issuance of shares for services                October 2005      185,000     2        6          --           --             8
   Issuance of shares for cash                    October 2005      174,918     1        5          --           --             6
   Issuance of shares for cash                    October 2005      116,612     1        3          --           --             4
   Issuance of shares for cash                    November 2005     116,611     1        3          --           --             4
   Issuance of shares for cash                    November 2005     390,667     3        3          --           --             6
   Issuance of shares for services                November 2005      20,000    --       --          --           --            --
   Issuance of shares for services                November 2005      20,000    --       --          --           --            --
   Issuance of shares for services                November 2005      20,000    --       --          --           --            --
   Issuance of shares for services                November 2005     500,000     5        9          --           --            14
   Issuance of shares for services                December 2005     140,000     2        2          --           --             4
   Issuance of shares for cash                    December 2005     390,667     3        3          --           --             6
   Issuance of shares for cash                    December 2005     390,666     3        3          --           --             6
   Issuance of shares for cash                    December 2005   6,000,000    50      200          --           --           250
   Net loss for the year                                                 --    --       --      (1,939)          --        (1,939)
   Translation adjustment                                                --    --       --          --          (98)          (98)
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2005                                     82,670,464   837    6,227     (14,087)         743        (6,280)
                                                                =========== =====   ======    ========         ====       =======

   Issuance of shares for services                January 2006    2,500,000    21       31          --           --            52
   Issuance of shares for cash                    January 2006    4,000,000    33      132          --           --           165
   Issuance of shares for services                January 2006      100,000     1        2          --           --             3
   Issuance of shares for cash                     March 2006     1,500,000    12       38          --           --            50
   Issuance of shares for cash                     March 2006     2,500,000    21       62          --           --            83
   Issuance of shares for cash                     March 2006       250,000     2        6          --           --             8
   Issuance of shares for cash                     March 2006     1,500,000    12       38          --           --            50
   Issuance of shares for services                 April 2006       100,000     1        4          --           --             5
   Issuance of shares for cash                      May 2006        300,000     2        3          --           --             5
   Issuance of shares for cash                      May 2006        300,000     3        7          --           --            10
   Issuance of shares for cash                      May 2006      2,350,000    18       82          --           --           100
   Debt Conversion - non cash                       May 2006      1,000,000     8       31          --           --            39
   Issuance of shares for cash                      June 2006     2,600,000    20       80          --           --           100
   Debt Conversion - non cash                       July 2006     1,000,000     8       72          --           --            80
   Debt Conversion - non cash                       July 2006     1,000,000     8       72          --           --            80
   Debt Conversion - non cash                       July 2006     1,000,000     8       72          --           --            80
   Debt Conversion - non cash                       July 2006       500,000     4       36          --           --            40
   Issuance of shares for services                November 2006     300,000     2        4          --           --             6
   Issuance of shares for cash                    November 2006   1,300,000    10       90          --           --           100
   Issuance of shares for cash                    November 2006   1,280,000    10       90          --           --           100
   Issuance of shares for cash                    December 2006   1,320,000    10       90          --           --           100
   Issuance of shares for cash                    December 2006   1,320,000    10       90          --           --           100
   Issuance of shares for cash                    December 2006     330,000     3       22          --           --            25
   Net loss for the year                                                 --    --       --      (1,585)          --        (1,585)
   Translation adjustment                                                --    --       --          --            4             4
                                                                ----------- -----   ------    --------         ----       -------
Balance at December 31, 2006                                    111,020,464 1,064    7,381    (15,672)          747        (6,480)
                                                                =========== =====   ======    =======          ====       =======


   Issuance of shares for cash                    January 2007      650,000     5       45         --            --            50
   Issuance of shares for services                January 2007      300,000     2        6         --            --             8
   Issuance of shares for services                January 2007      200,000     2        4         --            --             6
   Issuance of shares for services                January 2007      250,000     2        5         --            --             7
   Issuance of shares for services                February 2007     250,000     2        5         --            --             7
   Issuance of shares for cash                    February 2007   1,420,000    11       99         --            --           110
   Issuance of shares for cash                    February 2007     325,000     2       22         --            --            24
   Issuance of shares for cash                     March 2007       650,000     5       45         --            --            50
   Issuance of shares for cash                     March 2007     8,712,000   115      875         --            --           990
   Debt Conversion - non cash                      March 2007    12,500,000    94    2,505         --            --         2,599
   Issuance of shares for services                 April 2007       100,000     1       13         --            --            14
   Issuance of shares for services                 April 2007       200,000     1       25         --            --            26
   Issuance of shares for services                 April 2007     1,000,000     7       67         --            --            74
   Issuance of shares for cash                      May 2007      1,000,000     7      140         --            --           147
   Issuance of shares for cash                      May 2007        750,000     6      105         --            --           111
   Debt Cancellation - non cash                     May 2007             --    --      242         --            --           242
   Debt Conversion - non cash                       June 2007     9,469,000    70      891         --            --           961
   Issuance of shares for cash                      June 2007     5,393,000    40      760         --            --           800
   Issuance of shares for services                  June 2007       261,250     2       25         --            --            27
   Issuance of shares for services                  June 2007       261,250     2       25         --            --            27
   Issuance of shares for officer compensation      June 2007     2,500,000    19      318         --            --           337
   Issuance of shares for officer compensation      June 2007     2,500,000    19      318         --            --           337
   Issuance of shares for officer compensation      June 2007     4,000,000    30      508         --            --           538
   Issuance of shares for officer compensation      June 2007     1,000,000     7      127         --            --           134
   Issuance of shares for officer compensation      June 2007     6,000,000    45      762         --            --           807
   Issuance of shares for services                  June 2007       135,000     1       12         --            --            13
   Issuance of shares for cash                      June 2007     2,250,000    17       12         --            --            29
   Issuance of shares for cash                      July 2007     5,550,000    42    1,208         --            --         1,250
   Issuance of shares for cash                     August 2007      933,333     7      193         --            --           200
   Issuance of shares for services                 August 2007    1,000,000     7       66         --            --            73
   Issuance of shares for services                 August 2007    1,000,000     7       66         --            --            73
   Issuance of shares for services                 August 2007      100,000     1        7         --            --             8
   Issuance of shares for services               September 2007     300,000     2       21         --            --            23
   Issuance of shares for cash                   September 2007   1,666,667    12      344         --            --           356
   Cancellation of shares for collateral         September 2007  -2,000,000    --       --         --            --            --
   Issuance of shares for cash                    October 2007    2,350,000    17      483         --            --           500
   Issuance of shares for cash                    November 2007   2,966,666    21      623         --            --           644
   Issuance of shares for services                December 2007     500,000     3       48         --            --            51
   Net loss for the year                                                 --    --       --     (9,294)           --        (9,294)
   Translation adjustment                                                --    --       --         --           (75)          (75)
                                                                ----------- -----   ------    -------          ----       -------
Balance at December 31, 2007                                    187,463,630 1,697   18,401    (24,966)          672        (4,196)
                                                                =========== =====   ======    =======          ====       =======

  Issuance of shares for services                 January 2008      800,000     6       79         --            --            85
  Issuance of shares for services                 January 2008      200,000     1       20         --            --            21
  Issuance of shares for cash                     February 2008   1,000,000     7      326         --            --           333
  Issuance of shares for services                  March 2008       500,000     3       73         --            --            76
  Issuance of shares for services                  March 2008       500,000     3       73         --            --            76
  Net loss for the period                                                --    --       --     (1,145)           --        (1,145)
  Translation adjustment                                                 --    --       --         --             2             2
                                                                ----------- -----   ------    -------          ----       -------
Balance at March 31, 2008                                       190,463,630 1,717   18,972    (26,111)          674        (4,748)
                                                                =========== =====   ======    =======          ====       =======

The accompanying notes are an integral part of these financial statements.

                          PART I. FINANCIAL INFORMATION

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (IN THOUSANDS OF EUROS)

                                                         FOR THE THREE    FOR THE THREE   TOTAL ACCUMULATED
                                                         MONTHS ENDED     MONTHS ENDED        DURING THE
                                                        MARCH 31, 2008   MARCH 31, 2007   DEVELOPMENT STAGE
                                                        --------------   --------------   -----------------
Cash flow from operating activities
Net Loss                                                   E(1,145)          E  (400)         E(26,111)
Adjustments to reconcile net loss to net cash used in
   operating activities
      Amortization                                              --                 4               513
      Goodwill impairment                                       --                --               209
      Fees paid in warrants                                     --                --               223
      Gain on extinguishment of debt                                              --              (774)
      Services and fee paid in common stock                    258                27             4,842
      Amortization of debt discount                             --                --               210
Changes in current assets and liabilities, net of
   effects from reverse purchase
      Decrease(increase) in employee receivables                66                --                33
      Increase(decrease) in accounts payable                  (436)              168             2,627
      Increase(decrease) in taxes and social costs
         payable                                                 4                --                 8
      Increase(decrease)in Other                                (3)             (101)               70
                                                           -------           -------          --------
Net cash used in operating activities                       (1,256)             (302)          (18,150)
                                                           -------           -------          --------
Cash flows from investing activities
   Patents and other                                            --                --              (393)
   Short-term investments                                       60                --                --
   Cash acquired in reverse purchase                                              --                13
                                                           -------           -------          --------
Net cash used in investing activities                           60                --              (380)
                                                           -------           -------          --------
Cash flows from financing activities
   Proceeds from issuance of common stock                      333             1,264            10,708
   Borrowing from shareholders                                  --               500               972

   Increase in note payable and other short-term
      advances                                               1,553                --             8,647
   Decrease in note payable and other short-term
      advances                                                  --            (1,490)           (1,490)
   Loan fees                                                    --                --              (130)
                                                           -------           -------          --------
Net cash provided by financing activities                    1,886               274            18,707
                                                           -------           -------          --------
Effect on foreign exchange rate on cash                          2                 4               674
                                                           -------           -------          --------
Net change in cash                                             692               (24)              851
Cash, beginning of period                                      159                29                --
                                                           -------           -------          --------
Cash, end of period                                        E   851           E     5          E    851
                                                           =======           =======          ========

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ended March 31, 2008 were of a normal and recurring nature.

The amounts in the notes are rounded to the nearest thousand except for per share amounts.

Mymetics Corporation (the "Company") was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2008, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E26,111 at March 31, 2008. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E3,045 as of March 31, 2008, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Cash

Cash deposits are occasionally in excess of insured amounts. Interest paid was E53 and E77 for the three months ended March 31, 2008 and 2007, respectively. The Company has paid no income tax since its inception.

Short Term Investments

Short term investments consist of time deposits with initial three-month maturities. Short term investments are reported at market value which approximates cost and there were no gains or losses in 2008.

Revenue Recognition

Revenue related to the sale of products will be recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

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

Current liabilities

Current liabilities include E2,000,000 due to Pevion Biotech Ltd. as partial payment related to the Company's acquisition of Pevion's malaria vaccine project, E72,000 due to Company officers and the balance to various suppliers.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 188,914,179 and 116,283,308 for the three months ended March 31, 2008 and 2007, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at March 31, 2008. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

There were no options issued in 2008 or 2007 and there were no stock options that vested in either of those years.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, short-term investments, accounts receivable, accounts payable, and convertible notes payable. The carrying value of cash, employee receivables and accounts payable approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its short-term investments to fair value with any unrecognized gains or losses recorded as a component of "Accumulated Other Comprehensive Income" and thus the carrying value equals fair value. Due to the short term nature of the convertible notes payable, management estimates that the fair value approximates carrying value.

Concentrations

The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd., a Swiss company that granted Mymetics exclusive licenses to use their virosome vaccine delivery technology in conjunction with the Company's AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech is committed to supply the actual Virosomes and perform their integration with the Company's antigens, which requires proprietary know-how, at Pevion's premises. The agreement includes specific mechanisms to mitigate the risk of losing a key component of Mymetics' vaccines should Pevion become unable to live up to its commitment.

Related party transactions

The Company's general counsel became a member of the Board of Directors on January 1, 2008. The Company incurred professional fees to the counsel's law firm during the period ended March 31, 2008, totaling $23,705 of which $13,144 is payable at March 31, 2008.

New Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect FAS 161 to have a significant impact on its consolidated financial statements.

Subsequent Events

On April 25, 2008, the Company issued an unsecured convertible promissory note in the amount of E2,000,000 to its major shareholder. This note, which matures on July 31, 2008, carries an interest rate of 10% p.a. and a conversion price of US$0.50 per common share. The proceeds of this note were earmarked to finance the third installment to be paid to Pevion Biotech Ltd. in accordance with the terms of the malaria vaccine project acquisition & license agreement signed on October 6, 2007, as amended on April 28, 2008.

On April 28, 2008, the Registrant ("Mymetics") and Pevion Biotech Ltd. ("Pevion") entered into an Acquisition & License Agreement (the "Amended Agreement") that amended the Acquisition & License Agreement dated October 6, 2007 (the "Original Agreement") between Mymetics and Pevion to clarify certain rights of the parties. Pursuant to the Amended Agreement and the Original Agreement with Pevion, Mymetics acquired a worldwide, exclusive license to develop, use and sell Pevion's virosome technology for any malaria vaccine application, acquired all the research and development and advances that Pevion has made under its malaria project, including all intellectual property related to the antigens it has developed and obtained Pevion's commitment to supply Mymetics with virosomes that are formulated with Mymetics' antigens and to assist Mymetics with further development of the malaria vaccine.

The preceding description of the Amended Agreement is only a summary and is qualified in its entirety by reference to the Amended Agreement, which is attached hereto as Exhibit 10.1 and incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2008 and 2007 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2007 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2007.

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue was nil for the three months ended March 31, 2008 and March 31, 2007.

Costs and expenses increased to E1,143,000 for the three months ended March 31, 2008 from E400,000 (186%) for the three months ended March 31, 2007. Research and development expenses increased to E357,000 in the current period from E148,000 (141.0%) in the comparative period of 2007 as we are now preparing the viral challenge tests of our immunized non-human primates. General and administrative expenses increased to E733,000 in the three months ended March 31, 2008 from E171,000 in the comparative period of 2007 (329%) mostly due to increased legal and travel costs related to the acquisition of new partnerships or technologies (such as the malaria vaccine project acquired from Pevion AG), but also to prepare our first human clinical trials. We have also initiated a concerted effort to increase the visibility of the Company to the financial community, in particular in the United States.

The Company reported a net loss of E1,145,000, or E0.01 per share, for the three months ended March 31, 2008, compared to a net loss of E400,000, or E0.00 per share, for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E851,000 at March 31, 2008 compared to E159,000 at December 31, 2007.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increases in borrowing from our shareholders was nil in the current period compared to E500,000 during the three months ended March 31, 2007.

As of March 31, 2008, we had an accumulated deficit of approximately E26 million, and we incurred losses of E1,145,000 in the three-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and the acquisition of our new malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E1,871,000 at March 31, 2008, include E72,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses.

Net cash used in operating activities was E(1,256,000) for the period ended March 31, 2008, compared to (E302,000) for the period ended March 31, 2007.

Investing activities provided E60,000 during the three months ended March 31, 2008, as compared to no cash used during the three months ended March 31, 2007, entirely in the application of new patents.

Financing activities provided cash of E1,886,000 for the period ended March 31, 2008 compared to E274,000 in the same period last year.

Proceeds from issuance of common stock provided E333,000 during the period ended March 31, 2008 compared to E1,264,000 in the same period in 2007.

Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. Under Executive Employment Agreements with our CEO, CFO and CSO approved by our Board of Directors on July 1, 2006, we credit our salaried executive officers a combined amount of E54,000 per month, a portion of which is undrawn and left interest-free at the disposal of the Company.

Since January 15, 2004, payments of E12,000 per quarter for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended March 31, 2004 to the Securities and Exchange Commission. We owed Professor Girard E12,000 at March 31, 2008.

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

Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Interest expense of E53,000 refers to interest paid on convertible notes payable to shareholders which carry an interest rate of 10%, accrued on a quarterly basis, and a conversion price of $US 0.50 per share.

As of March 31, 2008, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of Vaccines Development, and one part-time temporary assistant to our CFO.

We have been able to hire three qualified assistants to our CEO, CFO and CSO, respectively, in addition to our part time office manager-secretary. We expect to hire a part-time laboratory technician in 2008. We may need to hire additional personnel to meet the needs and demands of any future workload.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and malaria vaccines. Additional funding requirements during the next 12 months will arise as we commence a phase I clinical trial, which we expect to occur in November 2008. We expect that funding for the cost of any clinical trials would be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate our operations will require approximately E5.8 million until December 31, 2008. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

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

We are presently completing a round of E8 million from Swiss investors under Regulation S under the Securities Act of 1933 in the form of Convertible Notes at staggered conversion prices between $0.10 and $0.80 (depending on the date committed). This method was preferred to sales of shares of our common stock at the current market price as we and our new investors believe that the market price presently does not accurately reflect the value of our common stock but only reflects our past and the difficulty we face in communicating our results to the public due to the complex scientific issues involved and the requirements of secrecy under patent laws, which preclude us from communicating our latest results until the relevant patent applications become public eighteen months after filing.

In parallel with the effort to raise additional capital from Swiss investors as described above, we have also initiated a fund raising program of $6 million in the United States under Regulation D under the Securities Act of 1933.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to begin phase I clinical trials in 2008. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health
(NIH) or the French CEA decide to conduct it at their own expense, which they presently do.

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

Our early attempts at attracting grants from humanitarian donors have not been successful because such donors are usually barred from making donations to for-profit and/or publicly traded companies such as Mymetics. In addition, most humanitarian donors demand that grant recipients abandon their intellectual property rights or alternatively, severely limit their commercial margins on the sale of preventive vaccines in the developing world. Based on the discussions we have had so far with major pharmaceutical companies in view of entering into a partnership agreement, it is obvious that these potential partners are concerned with the prospect of having to limit their margins in the developing world. Therefore and in order to become both eligible for grants and attractive to potential partners, the Company has created Dream Vaccines Foundation (DVF), a non-profit entity registered in the State of Delaware for which a "501c (3)" public charity status request is in the process of being submitted to the U.S. Internal Revenues Service. Under this status, the Company intends to grant DVF a royalty-free access to its intellectual property related to HIV and malaria vaccines through a cross-licensing agreement. The purpose of this agreement is to allow DVF to attract donor funds to initially finance the specific R&D and clinical trials of vaccine versions specifically targeting underserved and impoverished populations. Mymetics will retain all intellectual property related to Clade B, the form of HIV virus prevalent in Europe and North America.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                          PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                          -------------------------------------------
                                                    LESS                        MORE
                                                    THAN      1 - 3   3 - 5     THAN
CONTRACTUAL OBLIGATION                     TOTAL   1 YEAR     YEARS   YEARS   5 YEARS
----------------------                    ------   ------     -----   -----   -------
Long-term debt                            E    0   E    0      E 0     E 0       E0
Capital Lease Obligations                 E    0   E    0      E 0     E 0       E0
Operating Lease Obligations               E  149   E   21(1)   E64     E64       E0
Purchase Obligations                      E2,700   E2,700(2)   E 0     E 0       E0
Other Long-Term Liabilities Reflected
   On Mymetics Balance Sheet under GAAP   E    0   E    0      E 0     E 0       E0
                                          ------   ------      ---     ---      ---
TOTAL                                     E2,849   E2,721      E64     E64       E0
                                          ======   ======      ===     ===      ===

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2007, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of March 31, 2008, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

The Company's management, including the CEO and CFO have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has been materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting as required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2008, one million shares of our common stock were issued to a new investor at $0.50 per share for a total of $500,000. The foregoing sale was made in reliance upon the exemption from registration provided by Section 4(2) and Regulation S under the Securities Act in reliance, among other things, upon the fact that the investor is not a resident of the United States.

During that same first quarter, an aggregate of two million shares of our common stock were issued to four individuals for services rendered, including our two non-executive directors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -------------------------------------------------------------------
10.1      Acquisition & License Agreement, dated as of April 28, 2008, by and among Mymetics, Inc. and Pevion Biotech Ltd.*

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32        Section 1350 Certification of Chief Executive Officer and Chief
          Financial Officer

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008                     MYMETICS CORPORATION


                                        By: /s/ Christian Rochet
                                            ------------------------------------
                                            President and Chief Executive
                                            Officer


                                        By: /s/ Ernst Luebke
                                            ------------------------------------
                                            Chief Financial Officer