Form 10-Q
period 2008-06-30
MYMETICS CORP
filed 2008-08-19
CIK 927761

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class                           Outstanding at August 11, 2008
-----                           ------------------------------
Common Stock, $0.01 par value            194,313,630

                           ITEM 1. FINANCIAL STATEMENTS

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                              June 30,   December 31,
                                                                2008         2007
                                                              --------   ------------
                        ASSETS
Current Assets
   Cash                                                       E  1,619     E    159
   Short-term investment                                                         60
   Dream Vaccines Foundation receivable                             57           --
   Employee receivables                                             12           71
   Prepaid expenses                                                 37           27
                                                              --------     --------
      Total current assets                                       1,725          317
                                                              --------     --------
                                                              E  1,725     E    317
                                                              ========     ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                           E    456     E  2,307
   Taxes and social costs payable                                   11            4
   Current portion of notes payable                                 --        2,000
   Deferred grant revenue                                           61           --
   Other                                                           208           52
                                                              --------     --------
      Total current liabilities                                    736        4,363
Unsecured Convertible Notes Payable to shareholders              7,359          150
                                                              --------     --------
      Total liabilities                                          8,095        4,513
Shareholders' Equity (Deficit)
   Common stock, U.S. $.01 par value; 495,000,000 shares
      authorized; issued and outstanding
      190,463,630 at June 30, 2008 and
      186,963,630 at December 31, 2007                           1,719        1,694
   Common stock issuable; 1,600,000 shares at June 30, 2008
      and 500,000 at December 31, 2007                               8            3
   Preferred stock, U.S. $.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                        --           --
   Stock subscription receivable                                  (596)          --
   Additional paid-in capital                                   19,558       18,401
   Deficit accumulated during the development stage            (27,738)     (24,966)
   Accumulated other comprehensive income                          679          672
                                                              --------     --------
                                                                (6,370)      (4,196)
                                                              --------     --------
                                                              E  1,725     E    317
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

                                     FOR THE SIX     FOR THE SIX    TOTAL ACCUMULATED
                                     MONTHS ENDED    MONTHS ENDED       DURING THE
                                    JUNE 30, 2008   JUNE 30, 2007   DEVELOPMENT STAGE
                                    -------------   -------------   -----------------
Revenue
   Sales                               E    --         E    --          E    224
   Interest                                 --              --                34
   Gain on extinguishment of debt           --              --               774
                                       -------         -------          --------
                                            --              --             1,032
                                       -------         -------          --------
Expenses
   Research and development              1,077             218            12,687
   General and administrative            1,481           2,651            12,549
   Bank fee                                 --              --               935
   Interest                                209             106             1,578
   Goodwill impairment                      --              --               209
   Amortization                             --               9               513
   Directors' fees                          --              --               274
   Other                                    --              --                10
                                       -------         -------          --------
                                         2,767           2,984            28,755
                                       -------         -------          --------
Loss before income tax provision        (2,767)         (2,984)          (27,723)

Income tax provision                        (5)             --               (15)
                                       -------         -------          --------
Net loss                                (2,772)         (2,984)          (27,738)
Other comprehensive income
   Foreign currency translation
      adjustment                             7              (1)              679
                                       -------         -------          --------
Comprehensive loss                     E(2,765)        E(2,985)         E(27,059)
                                       =======         =======          ========
Basic and diluted loss per share       E (0.01)        E (0.02)
                                       =======         =======

The accompanying notes are an integral part of these financial statements.

                               MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                   FOR THE THREE   FOR THE THREE
                                    MONTHS ENDED    MONTHS ENDED
                                   JUNE 30, 2008   JUNE 30, 2007
                                   -------------   -------------
Revenue
   Sales                              E    --         E    --
   Interest                                --              --
                                      -------         -------
                                           --              --
                                      -------         -------
Expenses
   Research and development               720              70
   General and administrative             748           2,480
   Bank fee                                --              --
   Interest                               156              29
   Goodwill impairment                     --              --
   Amortization                            --               5
   Directors' fees                         --              --
   Other                                   --              --
                                      -------         -------
                                        1,624           2,584
                                      -------         -------
Loss before income tax provision       (1,624)         (2,584)
Income tax provision                       (3)             --
                                      -------         -------
Net loss                               (1,627)         (2,584)
Other comprehensive income
   Foreign currency translation
      adjustment                            5              (5)
                                      -------         -------
Comprehensive loss                    E(1,622)        E(2,589)
                                      =======         =======
Basic and diluted loss per share      E (0.01)        E (0.02)
                                      =======         =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
          For the Period from May 2, 1990 (Inception) to June 30, 2008
                             (In Thousands of Euros)

                                                                                                             Accumulated
                                                                                                                 Other
                                                                                    Deficit                  Comprehensive
                                                                                  Accumulated              Income - Foreign
                                                                       Additional  During the                  Currency
                                        Date of     Number of     Par    Paid-in  Development     Stock       Translation
                                      Transaction     Shares     Value   Capital     Stage    Subscription    Adjustment     Total
                                    -------------- -----------  ------ ---------- ----------- ------------ ---------------- -------
Balance at May 2, 1990
   Shares issued for cash              June 1990    33,311,361  E  119  E    --    E     --       E  --          E --       E   119
   Net losses to December 31, 1999                          --      --       --        (376)         --            --          (376)
Balance at December 31, 1999                        33,311,361     119       --        (376)         --            --          (257)
                                                   -----------  ------  -------    --------       -----          ----       -------
   Bank fee                                                 --      --      806          --          --            --           806
   Net loss for the year                                    --      --       --      (1,314)         --            --        (1,314)
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2000                        33,311,361     119      806      (1,690)         --            --          (765)
   Effect on capital structure
      resulting from a business
      combination                     March 2001     8,165,830     354     (354)         --          --            --            --
   Issuance of stock purchase
      warrants in connection with
      credit facility (restated)      March 2001            --      --      210          --          --            --           210
   Issuance of shares for bank fee    March 2001     1,800,000      21      (21)         --          --            --            --
   Issuance of shares for bank fee     June 2001       225,144       3       (3)         --          --            --            --
   Issuance of shares for cash         June 2001     1,333,333      15    2,109          --          --            --         2,124
   Exercise of stock purchase
      warrants in repayment of debt    June 2001     1,176,294      13      259          --          --            --           272
   Exercise of stock purchase
      warrants for cash              December 2001   3,250,000      37      563          --          --            --           600
   Net loss for the year (restated)                         --      --       --      (1,848)         --            --        (1,848)
   Translation adjustment                                   --      --       --          --          --           100           100
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2001                        49,261,962     562    3,569      (3,538)         --           100           693
   Exercise of stock options          March 2002        10,000      --        8          --          --            --             8
   Issuance of stock purchase
      warrants for bank fee            June 2002            --      --       63          --          --            --            63
   Exercise of stock purchase
      warrants in repayment of debt    July 2002     1,625,567      16      396          --          --            --           412
   Issuance of remaining shares
      from 2001 business
      combination                     August 2002       46,976       1       (1)         --          --            --            --
   Net loss for the year                                    --      --       --      (3,622)         --            --        (3,622)
   Translation adjustment                                   --      --       --          --          --            97            97
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2002                        50,944,505     579    4,035      (7,160)         --           197        (2,349)
                                                   ===========  ======  =======    ========       =====          ====       =======
   Issuance of shares for services  September 2003     400,000       4       29          --          --            --            33
   Shares retired                    October 2003          (51)     --       --          --          --            --            --
   Issuance of shares for services   November 2003   1,500,000      12      100          --          --            --           112
   Issuance of shares for cash       December 2003   1,500,000      12      113          --          --            --           125
   Issuance of stock purchase
      warrants for financing fee     December 2003          --      --       12          --          --            --            12
   Net loss for the year                                    --      --       --      (2,786)         --            --        (2,786)
   Translation adjustment                                   --      --       --          --          --           453           453
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2003                        54,344,454     607    4,289      (9,946)         --           650        (4,400)
                                                   ===========  ======  =======    ========       =====          ====       =======
   Issuance of shares for services   January 2004      550,000       5       27          --          --            --            32
   Issuance of shares for cash       January 2004    2,000,000      17      150          --          --            --           167
   Issuance of stock purchase
      warrants for financing fee     January 2004           --      --       40          --          --            --            40
   Issuance of shares for cash       February 2004   2,500,000      21      187          --          --            --           208
   Issuance of stock purchase
      warrants for financing fee     February 2004          --      --       62          --          --            --            62
   Issuance of shares for services    April 2004       120,000       1       11          --          --            --            12
   Issuance of shares for bank fee     May 2004        500,000       4       62          --          --            --            66
   Issuance of shares for cash         May 2004      2,000,000      16      148          --          --            --           164
   Issuance of shares for services    August 2004      250,000       2       26          --          --            --            28
   Issuance of shares for cash        August 2004    1,466,667      12      128          --          --            --           140
   Issuance of stock purchase
      warrants for financing fee      August 2004           --      --       46          --          --            --            46
   Issuance of shares for services  September 2004     520,000       4       29          --          --            --            33
   Issuance of shares for cash      September 2004      50,000      --        4          --          --            --             4
   Issuance of shares for services   October 2004    2,106,743      16      132          --          --            --           148
   Issuance of shares for services   November 2004   2,000,000      15      177          --          --            --           192
   Issuance of shares for cash       November 2004      40,000      --        4          --          --            --             4
   Net loss for the year                                    --      --       --      (2,202)         --            --        (2,202)
   Translation adjustment                                   --      --       --          --          --           191           191
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2004                        68,447,864  E  720  E 5,522    E(12,148)         --          E841       E(5,065)
                                                   ===========  ======  =======    ========       =====          ====       =======


   Issuance of shares for services   January 2005      500,000       4       83          --          --            --            87
   Issuance of shares for services    March 2005       200,000       2       33          --          --            --            35
   Issuance of shares for services    March 2005     1,500,000      11      247          --          --            --           258
   Issuance of shares for services    April 2005        60,000       1       10          --          --            --            11
   Issuance of shares for cash         May 2005         52,000      --        5          --          --            --             5
   Issuance of shares for cash         June 2005        50,000      --        3          --          --            --             3
   Issuance of shares for cash         June 2005        50,000      --        3          --          --            --             3
   Issuance of shares for cash         June 2005       343,500       3       14          --          --            --            17
   Issuance of shares for cash         June 2005        83,300       1        3          --          --            --             4
   Issuance of shares for cash         June 2005       100,000       1        4          --          --            --             5
   Issuance of shares for cash         July 2005       144,516       1        6          --          --            --             7
   Issuance of shares for cash         July 2005       144,516       1        6          --          --            --             7
   Issuance of shares for cash         July 2005       144,516       1        6          --          --            --             7
   Issuance of shares for cash        August 2005      206,452       2        8          --          --            --            10
   Issuance of shares for cash        August 2005       50,000      --        2          --          --            --             2
   Issuance of shares for services  September 2005     500,000       4        8          --          --            --            12
   Issuance of shares for services  September 2005     500,000       4        8          --          --            --            12
   Issuance of shares for services  September 2005     500,000       4        8          --          --            --            12
   Issuance of shares for services  September 2005     300,000       3        5          --          --            --             8
   Issuance of shares for services  September 2005      68,000       1        1          --          --            --             2
   Issuance of shares for services  September 2005     173,200       1        3          --          --            --             4
   Issuance of shares for cash       October 2005       87,459       1        2          --          --            --             3
   Issuance of shares for services   October 2005      185,000       2        6          --          --            --             8
   Issuance of shares for cash       October 2005      174,918       1        5          --          --            --             6
   Issuance of shares for cash       October 2005      116,612       1        3          --          --            --             4
   Issuance of shares for cash       November 2005     116,611       1        3          --          --            --             4
   Issuance of shares for cash       November 2005     390,667       3        3          --          --            --             6
   Issuance of shares for services   November 2005      20,000      --       --          --          --            --            --
   Issuance of shares for services   November 2005      20,000      --       --          --          --            --            --
   Issuance of shares for services   November 2005      20,000      --       --          --          --            --            --
   Issuance of shares for services   November 2005     500,000       5        9          --          --            --            14
   Issuance of shares for services   December 2005     140,000       2        2          --          --            --             4
   Issuance of shares for cash       December 2005     390,667       3        3          --          --            --             6
   Issuance of shares for cash       December 2005     390,666       3        3          --          --            --             6
   Issuance of shares for cash       December 2005   6,000,000      50      200          --          --            --           250
   Net loss for the year                                    --      --       --      (1,939)         --            --        (1,939)
   Translation adjustment                                   --      --       --          --          --           (98)          (98)
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2005                        82,670,464     837    6,227     (14,087)         --           743        (6,280)
                                                   ===========  ======  =======    ========       =====          ====       =======
   Issuance of shares for services   January 2006    2,500,000      21       31          --          --            --            52
   Issuance of shares for cash       January 2006    4,000,000      33      132          --          --            --           165
   Issuance of shares for services   January 2006      100,000       1        2          --          --            --             3
   Issuance of shares for cash        March 2006     1,500,000      12       38          --          --            --            50
   Issuance of shares for cash        March 2006     2,500,000      21       62          --          --            --            83
   Issuance of shares for cash        March 2006       250,000       2        6          --          --            --             8
   Issuance of shares for cash        March 2006     1,500,000      12       38          --          --            --            50
   Issuance of shares for services    April 2006       100,000       1        4          --          --            --             5
   Issuance of shares for cash         May 2006        300,000       2        3          --          --            --             5
   Issuance of shares for cash         May 2006        300,000       3        7          --          --            --            10
   Issuance of shares for cash         May 2006      2,350,000      18       82          --          --            --           100
   Debt Conversion - non cash          May 2006      1,000,000       8       31          --          --            --            39
   Issuance of shares for cash         June 2006     2,600,000      20       80          --          --            --           100
   Debt Conversion - non cash          July 2006     1,000,000       8       72          --          --            --            80
   Debt Conversion - non cash          July 2006     1,000,000       8       72          --          --            --            80
   Debt Conversion - non cash          July 2006     1,000,000       8       72          --          --            --            80
   Debt Conversion - non cash          July 2006       500,000       4       36          --          --            --            40
   Issuance of shares for services   November 2006     300,000       2        4          --          --            --             6
   Issuance of shares for cash       November 2006   1,300,000      10       90          --          --            --           100
   Issuance of shares for cash       November 2006   1,280,000      10       90          --          --            --           100
   Issuance of shares for cash       December 2006   1,320,000      10       90          --          --            --           100
   Issuance of shares for cash       December 2006   1,320,000      10       90          --          --            --           100
   Issuance of shares for cash       December 2006     330,000       3       22          --          --            --            25
   Net loss for the year                                    --      --       --      (1,585)         --            --        (1,585)
   Translation adjustment                                   --      --       --          --          --             4             4
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2006                       111,020,464   1,064    7,381     (15,672)         --           747        (6,480)
                                                   ===========  ======  =======    ========       =====          ====       =======


   Issuance of shares for cash       January 2007      650,000       5       45          --          --            --            50
   Issuance of shares for services   January 2007      300,000       2        6          --          --            --             8
   Issuance of shares for services   January 2007      200,000       2        4          --          --            --             6
   Issuance of shares for services   January 2007      250,000       2        5          --          --            --             7
   Issuance of shares for services   February 2007     250,000       2        5          --          --            --             7
   Issuance of shares for cash       February 2007   1,420,000      11       99          --          --            --           110
   Issuance of shares for cash       February 2007     325,000       2       22          --          --            --            24
   Issuance of shares for cash        March 2007       650,000       5       45          --          --            --            50
   Issuance of shares for cash        March 2007     8,712,000     115      875          --          --            --           990
   Debt Conversion - non cash         March 2007    12,500,000      94    2,505          --          --            --         2,599
   Issuance of shares for services    April 2007       100,000       1       13          --          --            --            14
   Issuance of shares for services    April 2007       200,000       1       25          --          --            --            26
   Issuance of shares for services    April 2007     1,000,000       7       67          --          --            --            74
   Issuance of shares for cash         May 2007      1,000,000       7      140          --          --            --           147
   Issuance of shares for cash         May 2007        750,000       6      105          --          --            --           111
   Debt Cancellation - non cash        May 2007             --      --      242          --          --            --           242
   Debt Conversion - non cash          June 2007     9,469,000      70      891          --          --            --           961
   Issuance of shares for cash         June 2007     5,393,000      40      760          --          --            --           800
   Issuance of shares for services     June 2007       261,250       2       25          --          --            --            27
   Issuance of shares for services     June 2007       261,250       2       25          --          --            --            27
   Issuance of shares for officer
      compensation                     June 2007     2,500,000      19      318          --          --            --           337
   Issuance of shares for officer
      compensation                     June 2007     2,500,000      19      318          --          --            --           337
   Issuance of shares for officer
      compensation                     June 2007     4,000,000      30      508          --          --            --           538
   Issuance of shares for officer
      compensation                     June 2007     1,000,000       7      127          --          --            --           134
   Issuance of shares for officer
      compensation                     June 2007     6,000,000      45      762          --          --            --           807
   Issuance of shares for services     June 2007       135,000       1       12          --          --            --            13
   Issuance of shares for cash         June 2007     2,250,000      17       12          --          --            --            29
   Issuance of shares for cash         July 2007     5,550,000      42    1,208          --          --            --         1,250
   Issuance of shares for cash        August 2007      933,333       7      193          --          --            --           200
   Issuance of shares for services    August 2007    1,000,000       7       66          --          --            --            73
   Issuance of shares for services    August 2007    1,000,000       7       66          --          --            --            73
   Issuance of shares for services    August 2007      100,000       1        7          --          --            --             8
   Issuance of shares for services  September 2007     300,000       2       21          --          --            --            23
   Issuance of shares for cash      September 2007   1,666,667      12      344          --          --            --           356
   Cancellation of shares for
      collateral                    September 2007  -2,000,000      --       --          --          --            --            --
   Issuance of shares for cash       October 2007    2,350,000      17      483          --          --            --           500
   Issuance of shares for cash       November 2007   2,966,666      21      623          --          --            --           644
   Issuance of shares for services   December 2007     500,000       3       48          --          --            --            51
   Net loss for the year                                    --      --       --      (9,294)         --            --        (9,294)
   Translation adjustment                                   --      --       --          --          --           (75)          (75)
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at December 31, 2007                       187,463,630   1,697   18,401     (24,966)         --           672        (4,196)
                                                   ===========  ======  =======    ========       =====          ====       =======
   Issuance of shares for services   January 2008      800,000       6       79          --          --            --            85
   Issuance of shares for services   January 2008      200,000       1       20          --          --            --            21
   Issuance of shares for cash      February 2008    1,000,000       7      326          --          --            --           333
   Issuance of shares for services    March 2008       500,000       3       73          --          --            --            76
   Issuance of shares for services    March 2008       500,000       3       73          --          --            --            76
   Net loss for the period                                  --      --       --      (1,145)         --            --        (1,145)
   Translation adjustment                                   --      --       --          --          --             2             2
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at March 31, 2008                          190,463,630   1,717   18,972     (26,111)         --           674        (4,748)
                                                   ===========  ======  =======    ========       =====          ====       =======
   Issuance of shares for
   subscription receivable             June 2008       300,000       2       94          --         (96)           --            --
   Issuance of shares for
   subscription receivable             June 2008     1,300,000       8      492          --        (500)           --            --
   Net loss for the period                                  --      --       --      (1,627)         --            --        (1,627)
   Translation adjustment                                   --      --       --          --          --             5             5
                                                   -----------  ------  -------    --------       -----          ----       -------
Balance at June 30, 2008                           192,063,630   1,727   19,558     (27,738)       (596)          679        (6,370)
                                                   ===========  ======  =======    ========       =====          ====       =======

The accompanying notes are an integral part of these financial statements.

                          PART I. FINANCIAL INFORMATION

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (IN THOUSANDS OF EUROS)

                                                FOR THE SIX     FOR THE SIX    TOTAL ACCUMULATED
                                                MONTHS ENDED    MONTHS ENDED       DURING THE
                                               JUNE 30, 2008   JUNE 30, 2007    DEVELOPMENT STAGE
                                               -------------   -------------   ------------------
Cash flow from operating activities
Net Loss                                         E(2,772)         E(2,984)          E(27,738)
Adjustments to reconcile net loss to
   net cash used in operating activities
      Amortization                                    --                9                513
      Goodwill impairment                             --               --                209
      Fees paid in warrants                           --               --                223
      Gain on extinguishment of debt                                   --               (774)
      Services and fee paid in common stock          258            2,421              4,842
      Amortization of debt discount                   --               --                210
Changes in current assets and
   liabilities, net of effects
   from reverse purchase
      Decrease(increase) in receivables                2               15                (31)
      Increase(decrease) in accounts payable      (1,851)            (328)             1,212
      Increase(decrease) in taxes and
         social costs payable                          7               (5)                11
      Increase(decrease)in Other                     207             (494)               280
                                                 -------          -------           --------
Net cash used in operating activities             (4,149)          (1,366)           (21,043)
                                                 -------          -------           --------
Cash flows from investing activities
   Patents and other                                  --             (175)              (393)
   Short-term investments                             60               --                 --
   Cash acquired in reverse purchase                                   --                 13
                                                 -------          -------           --------
Net cash used in investing activities                 60             (175)              (380)
                                                 -------          -------           --------
Cash flows from financing activities
   Proceeds from issuance of common stock            333            2,350             10,708
   Borrowing from shareholders                     5,209              730              6,181
   Increase in note payable and other
   short-term advances                                --               --              7,094
   Decrease in note payable and other
   short-term advances                                --           (1,490)            (1,490)
   Loan fees                                          --               --               (130)
                                                 -------          -------           --------
Net cash provided by financing activities          5,542            1,590             22,363
                                                 -------          -------           --------
Effect on foreign exchange rate on cash                7               (1)               679
                                                 -------          -------           --------
Net change in cash                                 1,460               48              1,619
Cash, beginning of period                            159               29                 --
                                                 -------          -------           --------
Cash, end of period                              E 1,619          E    77           E  1,619
                                                 =======          =======           ========

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ended June 30, 2008 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2008, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E27,738,000 at June 30, 2008. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Cash

Cash deposits are occasionally in excess of insured amounts for purposes of the statement of cash flow. Interest paid was E209,000 and E106,000 for the six months ended June 30, 2008 and 2007, respectively. The Company has paid no income tax since its inception.

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

Current liabilities

Current liabilities include E61,000 deferred grant revenue, E65,000 due to Company officers and the balance to various suppliers.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 190,551,542 and 144,471,816 for the three months ended June 30, 2008 and 2007, respectively. The weighted average number of shares was 189,732,861 and 130,516,481 for the six months ended June 30, 2008 and 2007, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at June 30 2008. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 and thereafter includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost ratably over the requisite service period.

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

Related party transactions

The Company's general counsel became a member of the Board of Directors on January 1, 2008. The Company incurred professional fees to the counsel's law firm during the period ended June 30, 2008, totaling E72,752 of which E11,150 is payable at June 30, 2008.

New Accounting Pronouncements

In May 2008, the FASB issued FASB FSP Accounting Principles Board ("APB") ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Though the Company does not believe FSP APB 14-1 will have an effect on its current financial position, the Company is currently evaluating the requirements of FSP APB 14-1 with respect to its convertible debt and has not yet determined the impact on the Company's financial statements.

Subsequent Events

On July 17, 2008, the Company issued 2,000,000 restricted common shares as compensation to its new Senior VP in charge of Investor Relations. These shares will vest as agreed milestones will be attained.

On August 2, 2008, the Company issued 250,000 restricted common shares as payment in lieu of cash to a supplier at a premium over current market price. These shares will vest as relevant invoices will be received and approved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2008 and 2007 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007 and related notes and the description of the Company's business and properties included elsewhere herein.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue was nil for the six months ended June 30, 2008 and 2007.

Costs and expenses decreased to E2,767,000 for the six months ended June 30, 2008 from E2,984,000 (7.3%) for the six months ended June 30, 2007. Research and development expenses increased to E1,077,000 in the current period from E218,000 (394.0%) in the comparative period of 2007 as we were preparing the viral challenge tests of our immunized non-human primates. General and administrative expenses decreased to E1,481,000 in the six months ended June 30, 2008 from E2,651,000 in the comparative period of 2007 (44.1%) mostly due to significant legal costs incurred during the six months ended June 30, 2007.

The Company reported a net loss of E2,772,000, or E0.01 per share, for the six months ended June 30, 2008, compared to a net loss of E2,984,000, or E0.02 per share, for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E1,619,000 at June 30, 2008 compared to E159,000 at December 31, 2007.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increase in borrowing from our shareholders was E5,209,000 in the current period compared to E730,000 during the six months ended June 30, 2007.

As of June 30, 2008, we had an accumulated deficit of approximately E28 million, and we incurred losses of E2,772,000 in the six-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and the acquisition of our new malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E456,000 at June 30, 2008, include E65,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses.

Net cash used in operating activities was (E4,149,000) for the six-month period ended June 30, 2008, compared to (E1,366,000) for the period ended June 30, 2007.

Investing activities provided E60,000 during the six months ended June 30, 2008, as compared to E175,000 used during the months ended June 30, 2007, entirely in the application of new patents.

Financing activities provided cash of E5,542,000 for the six-month period ended June 30, 2008 compared to E1,590,000 in the same period last year.

Proceeds from issuance of common stock provided E333,000 during the six-month period ended June 30, 2008 compared to E2,350,000 in the same period in 2007.

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

Since January 15, 2004, payments of E12,000 per quarter for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended March 31, 2004 to the Securities and Exchange Commission. We owed Professor Girard E12,000 at June 30, 2008.

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

Interest expense of E209,000 refers to interest paid on convertible notes payable to shareholders which carry an interest rate of 10% and a conversion price of $US 0.50 per share.

As of June 30, 2008, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of Vaccines Development.

We have been able to hire three qualified assistants to our CEO, CFO and CSO, respectively, in addition to our part time office manager-secretary. We have also hired a VP in charge of Investor Relations and we expect to hire a part-time laboratory technician in 2008. We may need to hire additional personnel to meet the needs and demands of any future workload.

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

We anticipate our operations will require approximately E4.6 million until December 31, 2008. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS


                                          PAYMENTS DUE BY PERIOD (THOUSANDS OF EUROS)
                                          -------------------------------------------
                                                   LESS                      MORE
                                                   THAN    1 - 3   3 - 5     THAN
CONTRACTUAL OBLIGATION                    TOTAL   1 YEAR   YEARS   YEARS    5 YEARS
----------------------                    -----   ------   -----   -----   --------
Long-term debt                               E0     E0       E0      E0        E0
Capital Lease Obligations                    E0     E0       E0      E0        E0
Operating Lease Obligations                E149    E21(1)   E64     E64        E0
Purchase Obligations                       E750   E750(2)    E0      E0        E0
Other Long-Term Liabilities Reflected
   On Mymetics Balance Sheet under GAAP      E0     E0       E0      E0        E0
                                           ----   ----      ---     ---       ---
TOTAL                                      E899   E771      E64     E64        E0
                                           ====   ====      ===     ===       ===

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2007, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of June 30, 2008, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

The Company's management, including the CEO and CFO have indicated that the material weaknesses highlighted at the end of 2007 as: (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, (ii) the lack of controls over cash receipts and related equity issuances and (iii) the lack of controls over the period end closing process, have been addressed by: (i)Establishing an audit committee of nonexecutive directors, one of whom is Dr. Thomas Staehelin, an independent member of our Board of Directors and our audit committee financial expert, (ii) Ensuring that all issues of stock for services are approved by the Board of Directors (iii) The period end closing process includes a review by the audit committee of nonexecutive directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2008, three hundred thousand and one million three hundred thousand shares of our common stock were issued to existing investors at respectively $0.50 per share (previously committed) and $0.60 for a total of $930,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

     EXHIBIT

 NUMBER   DESCRIPTION
 ------   -----------
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

Dated:  August 14, 2008                 MYMETICS CORPORATION


                                        By: /s/ Christian Rochet
                                            -----------------------------------
                                            President and Chief Executive
                                            Officer


                                        By: /s/ Ernst Luebke
                                            -----------------------------------
                                            Chief Financial Officer