Form 10-Q
period 2008-09-30
MYMETICS CORP
filed 2008-11-14
CIK 927761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                     Accelerated filer [ ]
Non-accelerated filer   [ ]                     Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class                           Outstanding at November 3, 2008
-----                           -------------------------------
Common Stock, $0.01 par value             194,313,630

                          ITEM 1. FINANCIAL STATEMENTS

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                              September 30,   December 31,
                                                                   2008           2007
                                                              -------------   ------------
                                     ASSETS
Current Assets
   Cash                                                         E    588        E    159
   Short-term investment                                              --              60
   Dream Vaccines Foundation receivable                              110              --
   Employee receivables                                               --              71
   Prepaid expenses                                                   34              27
                                                                --------        --------
      Total current assets                                           732             317
                                                                --------        --------
                                                                E    732        E    317
                                                                ========        ========
                       LIABILITIES AND SHAREHOLDERS'
                       EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                             E    506        E  2,307
   Taxes and social costs payable                                     10               4
   Current portion of notes payable                                   --           2,000
   Deferred grant revenue                                             63              --
   Accrued trade creditors                                           386              11
   Other                                                              38              41
                                                                --------        --------
      Total current liabilities                                    1,003           4,363
Unsecured Convertible Notes Payable to shareholders                7,539             150
                                                                --------        --------
      Total liabilities                                            8,542           4,513
Shareholders' Equity (Deficit)
   Common stock, U.S. $.01 par value; 495,000,000 shares
      authorized; issued and outstanding 194,313,630 at
      September 30, 2008 and 186,963,630 at December 31, 2007      1,742           1,694
   Common stock issuable; nil shares at September 30, 2008
      and 500,000 at December 31, 2007                                --               3
   Preferred stock, U.S. $.01 par value; 5,000,000 shares
      authorized; none issued or outstanding                          --              --
   Additional paid-in capital                                     19,836          18,401
   Deficit accumulated during the development stage              (30,075)        (24,966)
   Accumulated other comprehensive income                            687             672
                                                                --------        --------
                                                                  (7,810)         (4,196)
                                                                --------        --------
                                                                E    732        E    317
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

                                       FOR THE NINE         FOR THE NINE       TOTAL ACCUMULATED
                                       MONTHS ENDED         MONTHS ENDED          DURING THE
                                    SEPTEMBER 30, 2008   SEPTEMBER 30, 2007    DEVELOPMENT STAGE
                                    ------------------   ------------------   ------------------
Revenue
   Sales                                 E    --              E    --              E    224
   Interest                                   --                   --                    34
   Gain on extinguishment of debt             --                   --                   774
                                         -------              -------              --------
                                              --                   --                 1,032
                                         -------              -------              --------
Expenses
   Research and development                1,789                  722                13,399
   General and administrative              2,927                3,215                13,995
   Bank fee                                   --                   --                   935
   Interest                                  389                  115                 1,758
   Goodwill impairment                        --                   --                   209
   Amortization                               --                   14                   513
   Directors' fees                            --                   --                   274
   Other                                      --                   --                    10
                                         -------              -------              --------
                                           5,105                4,066                31,093
                                         -------              -------              --------
Loss before income tax provision          (5,105)              (4,066)              (30,061)
Income tax provision                          (4)                  --                   (14)
                                         -------              -------              --------
Net loss                                  (5,109)              (4,066)              (30,075)
Other comprehensive income
   Foreign currency translation
     adjustment                               15                  (38)                  687
                                         -------              -------              --------
Comprehensive loss                       E(5,094)             E(4,104)             E(29,388)
                                         =======              =======              ========
Basic and diluted loss per share         E (0.03)             E (0.03)
                                         =======              =======

The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
              (IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

                                       FOR THE THREE        FOR THE THREE
                                       MONTHS ENDED         MONTHS ENDED
                                    SEPTEMBER 30, 2008   SEPTEMBER 30, 2007
                                    ------------------   ------------------
Revenue
   Sales                                 E    --              E    --
   Interest                                   --                   --
                                         -------              -------
                                              --                   --
                                         -------              -------
Expenses
   Research and development                  712                  504
   General and administrative              1,446                  564
   Bank fee                                   --                   --
   Interest                                  180                    9
   Goodwill impairment                        --                   --
   Amortization                               --                    5
   Directors' fees                            --                   --
   Other                                      --                   --
                                         -------              -------
                                           2,338                1,082
                                         -------              -------
Loss before income tax provision          (2,338)              (1,082)
Income tax provision                           1                   --
                                         -------              -------
Net loss                                  (2,337)              (1,082)
Other comprehensive income
   Foreign currency translation
     adjustment                                8                  (37)
                                         -------              -------
Comprehensive loss                       E(2,329)             E(1,119)
                                         =======              =======
Basic and diluted loss per share         E (0.01)             E (0.01)
                                         =======              =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
        For the Period from May 2, 1990 (Inception) to September 30, 2008
                             (In Thousands of Euros)

                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                                                                  Deficit                   Income -
                                                                                Accumulated                 Foreign
                                                                     Additional  During the                 Currency
                                        Date of     Number of   Par    Paid-in  Development     Stock     Translation
                                      Transaction     Shares   Value   Capital     Stage    Subscription   Adjustment   Total
                                    -------------- ----------- ----- ---------- ----------- ------------ ------------- -------
Balance at May 2, 1990
   Shares issued for cash              June 1990    33,311,361  E119   E   --    E     --      E   --         E --     E   119
   Net losses to December 31,
      1999                                                  --    --       --        (376)         --           --        (376)
Balance at December 31, 1999                        33,311,361   119       --        (376)         --           --        (257)
                                                   ----------- -----   ------    --------      ------         ----     -------
   Bank fee                                                 --    --      806          --          --           --         806
   Net loss for the year                                    --    --       --      (1,314)         --           --      (1,314)
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2000                        33,311,361   119      806      (1,690)         --           --        (765)
   Effect on capital structure
      resulting from a business
      combination                      March 2001    8,165,830   354     (354)         --          --           --          --
   Issuance of stock purchase
      warrants in connection with
      credit facility (restated)       March 2001           --    --      210          --          --           --         210
   Issuance of shares for bank fee     March 2001    1,800,000    21      (21)         --          --           --          --
   Issuance of shares for bank fee     June 2001       225,144     3       (3)         --          --           --          --
   Issuance of shares for cash         June 2001     1,333,333    15    2,109          --          --           --       2,124
   Exercise of stock purchase
      warrants in repayment of
      debt                             June 2001     1,176,294    13      259          --          --           --         272
   Exercise of stock purchase
      warrants for cash              December 2001   3,250,000    37      563          --          --           --         600
   Net loss for the year
      (restated)                                            --    --       --      (1,848)         --           --      (1,848)
   Translation adjustment                                   --    --       --          --          --          100         100
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2001                        49,261,962   562    3,569      (3,538)         --          100         693
   Exercise of stock options          March 2002        10,000    --        8          --          --           --           8
   Issuance of stock purchase
      warrants for bank fee            June 2002            --    --       63          --          --           --          63
   Exercise of stock purchase
      warrants in repayment of
      debt                             July 2002     1,625,567    16      396          --          --           --         412

   Issuance of remaining shares
      from 2001 business
      combination                     August 2002       46,976     1       (1)         --          --           --          --
   Net loss for the year                                    --    --       --      (3,622)         --           --      (3,622)
   Translation adjustment                                   --    --       --          --          --           97          97
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2002                        50,944,505   579    4,035      (7,160)         --          197      (2,349)
                                                   =========== =====   ======    ========      ======         ====     =======
   Issuance of shares for
      services                      September 2003     400,000     4       29          --          --           --          33
   Shares retired                    October 2003          (51)   --       --          --          --           --          --
   Issuance of shares for
      services                       November 2003   1,500,000    12      100          --          --           --         112
   Issuance of shares for cash       December 2003   1,500,000    12      113          --          --           --         125
   Issuance of stock purchase
      warrants for financing fee     December 2003          --    --       12          --          --           --          12
   Net loss for the year                                    --    --       --      (2,786)         --           --      (2,786)
   Translation adjustment                                   --    --       --          --          --          453         453
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2003                        54,344,454   607    4,289      (9,946)         --          650      (4,400)
                                                   =========== =====   ======    ========      ======         ====     =======
   Issuance of shares for
      services                       January 2004      550,000     5       27          --          --           --          32
   Issuance of shares for cash       January 2004    2,000,000    17      150          --          --           --         167
   Issuance of stock purchase
      warrants for financing fee     January 2004           --    --       40          --          --           --          40
   Issuance of shares for cash       February 2004   2,500,000    21      187          --          --           --         208
   Issuance of stock purchase
      warrants for financing fee     February 2004          --    --       62          --          --           --          62
   Issuance of shares for
      services                        April 2004       120,000     1       11          --          --           --          12
   Issuance of shares for bank fee     May 2004        500,000     4       62          --          --           --          66
   Issuance of shares for cash         May 2004      2,000,000    16      148          --          --           --         164
   Issuance of shares for
      services                        August 2004      250,000     2       26          --          --           --          28
   Issuance of shares for cash        August 2004    1,466,667    12      128          --          --           --         140
   Issuance of stock purchase
      warrants for financing fee      August 2004           --    --       46          --          --           --          46
   Issuance of shares for services  September 2004     520,000     4       29          --          --           --          33
   Issuance of shares for cash      September 2004      50,000    --        4          --          --           --           4
   Issuance of shares for services   October 2004    2,106,743    16      132          --          --           --         148
   Issuance of shares for services   November 2004   2,000,000    15      177          --          --           --         192
   Issuance of shares for cash       November 2004      40,000    --        4          --          --           --           4
   Net loss for the year                                    --    --       --      (2,202)         --           --      (2,202)
   Translation adjustment                                   --    --       --          --          --          191         191
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2004                        68,447,864  E720   E5,522    E(12,148)         --         E841     E(5,065)
                                                   =========== =====   ======    ========      ======         ====     =======
   Issuance of shares for services   January 2005      500,000     4       83         --           --           --          87
   Issuance of shares for services    March 2005       200,000     2       33         --           --           --          35
   Issuance of shares for services    March 2005     1,500,000    11      247         --           --           --         258
   Issuance of shares for services    April 2005        60,000     1       10         --           --           --          11
   Issuance of shares for cash         May 2005         52,000    --        5         --           --           --           5
   Issuance of shares for cash         June 2005        50,000    --        3         --           --           --           3

   Issuance of shares for cash         June 2005        50,000    --        3          --          --           --           3
   Issuance of shares for cash         June 2005       343,500     3       14          --          --           --          17
   Issuance of shares for cash         June 2005        83,300     1        3          --          --           --           4
   Issuance of shares for cash         June 2005       100,000     1        4          --          --           --           5
   Issuance of shares for cash         July 2005       144,516     1        6          --          --           --           7
   Issuance of shares for cash         July 2005       144,516     1        6          --          --           --           7
   Issuance of shares for cash         July 2005       144,516     1        6          --          --           --           7
   Issuance of shares for cash        August 2005      206,452     2        8          --          --           --          10
   Issuance of shares for cash        August 2005       50,000    --        2          --          --           --           2
   Issuance of shares for services  September 2005     500,000     4        8          --          --           --          12
   Issuance of shares for services  September 2005     500,000     4        8          --          --           --          12
   Issuance of shares for services  September 2005     500,000     4        8          --          --           --          12
   Issuance of shares for services  September 2005     300,000     3        5          --          --           --           8
   Issuance of shares for services  September 2005      68,000     1        1          --          --           --           2
   Issuance of shares for services  September 2005     173,200     1        3          --          --           --           4
   Issuance of shares for cash       October 2005       87,459     1        2          --          --           --           3
   Issuance of shares for services   October 2005      185,000     2        6          --          --           --           8
   Issuance of shares for cash       October 2005      174,918     1        5          --          --           --           6
   Issuance of shares for cash       October 2005      116,612     1        3          --          --           --           4
   Issuance of shares for cash       November 2005     116,611     1        3          --          --           --           4
   Issuance of shares for cash       November 2005     390,667     3        3          --          --           --           6
   Issuance of shares for services   November 2005      20,000    --       --          --          --           --          --
   Issuance of shares for services   November 2005      20,000    --       --          --          --           --          --
   Issuance of shares for services   November 2005      20,000    --       --          --          --           --          --
   Issuance of shares for services   November 2005     500,000     5        9          --          --           --          14
   Issuance of shares for services   December 2005     140,000     2        2          --          --           --           4
   Issuance of shares for cash       December 2005     390,667     3        3          --          --           --           6
   Issuance of shares for cash       December 2005     390,666     3        3          --          --           --           6
   Issuance of shares for cash       December 2005   6,000,000    50      200          --          --           --         250
   Net loss for the year                                    --    --       --      (1,939)         --           --      (1,939)
   Translation adjustment                                   --    --       --          --          --          (98)        (98)
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2005                        82,670,464   837    6,227     (14,087)         --          743      (6,280)
                                                   =========== =====   ======    ========      ======         ====     =======

   Issuance of shares for services   January 2006    2,500,000    21       31          --          --           --          52
   Issuance of shares for cash       January 2006    4,000,000    33      132          --          --           --         165
   Issuance of shares for services   January 2006      100,000     1        2          --          --           --           3
   Issuance of shares for cash        March 2006     1,500,000    12       38          --          --           --          50
   Issuance of shares for cash        March 2006     2,500,000    21       62          --          --           --          83
   Issuance of shares for cash        March 2006       250,000     2        6          --          --           --           8
   Issuance of shares for cash        March 2006     1,500,000    12       38          --          --           --          50
   Issuance of shares for services    April 2006       100,000     1        4          --          --           --           5
   Issuance of shares for cash         May 2006        300,000     2        3          --          --           --           5
   Issuance of shares for cash         May 2006        300,000     3        7          --          --           --          10
   Issuance of shares for cash         May 2006      2,350,000    18       82          --          --           --         100
   Debt Conversion - non cash          May 2006      1,000,000     8       31          --          --           --          39
   Issuance of shares for cash         June 2006     2,600,000    20       80          --          --           --         100

   Debt Conversion - non cash          July 2006     1,000,000     8       72          --          --           --          80
   Debt Conversion - non cash          July 2006     1,000,000     8       72          --          --           --          80
   Debt Conversion - non cash          July 2006     1,000,000     8       72          --          --           --          80
   Debt Conversion - non cash          July 2006       500,000     4       36          --          --           --          40
   Issuance of shares for services   November 2006     300,000     2        4          --          --           --           6
   Issuance of shares for cash       November 2006   1,300,000    10       90          --          --           --         100
   Issuance of shares for cash       November 2006   1,280,000    10       90          --          --           --         100
   Issuance of shares for cash       December 2006   1,320,000    10       90          --          --           --         100
   Issuance of shares for cash       December 2006   1,320,000    10       90          --          --           --         100
   Issuance of shares for cash       December 2006     330,000     3       22          --          --           --          25
   Net loss for the year                                    --    --       --      (1,585)         --           --      (1,585)
   Translation adjustment                                   --    --       --          --          --            4           4
                                                   ----------- -----   ------    --------      ------         ----     -------
Balance at December 31, 2006                       111,020,464 1,064    7,381     (15,672)         --          747      (6,480)
                                                   =========== =====   ======    ========      ======         ====     =======

   Issuance of shares for cash       January 2007      650,000     5       45          --          --           --          50
   Issuance of shares for services   January 2007      300,000     2        6          --          --           --           8
   Issuance of shares for services   January 2007      200,000     2        4          --          --           --           6
   Issuance of shares for services   January 2007      250,000     2        5          --          --           --           7
   Issuance of shares for services   February 2007     250,000     2        5          --          --           --           7
   Issuance of shares for cash       February 2007   1,420,000    11       99          --          --           --         110
   Issuance of shares for cash       February 2007     325,000     2       22          --          --           --          24
   Issuance of shares for cash         March 2007      650,000     5       45          --          --           --          50
   Issuance of shares for cash         March 2007    8,712,000   115      875          --          --           --         990
   Debt Conversion - non cash          March 2007   12,500,000    94    2,505          --          --           --       2,599
   Issuance of shares for services     April 2007      100,000     1       13          --          --           --          14
   Issuance of shares for services     April 2007      200,000     1       25          --          --           --          26
   Issuance of shares for services     April 2007    1,000,000     7       67          --          --           --          74
   Issuance of shares for cash         May 2007      1,000,000     7      140          --          --           --         147
   Issuance of shares for cash         May 2007        750,000     6      105          --          --           --         111
   Debt Cancellation - non cash        May 2007            --     --      242          --          --           --         242
   Debt Conversion - non cash          June 2007     9,469,000    70      891          --          --           --         961
   Issuance of shares for cash         June 2007     5,393,000    40      760          --          --           --         800
   Issuance of shares for services     June 2007       261,250     2       25          --          --           --          27
   Issuance of shares for services     June 2007       261,250     2       25          --          --           --          27
   Issuance of shares for officer
      compensation                     June 2007     2,500,000    19      318          --          --           --         337
   Issuance of shares for officer
      compensation                     June 2007     2,500,000    19      318          --          --           --         337
   Issuance of shares for officer
      compensation                     June 2007     4,000,000    30      508          --          --           --         538
   Issuance of shares for officer
      compensation                     June 2007     1,000,000     7      127          --          --           --         134
   Issuance of shares for officer
      compensation                     June 2007     6,000,000    45      762          --          --           --         807
   Issuance of shares for services     June 2007       135,000     1       12          --          --           --          13
   Issuance of shares for cash         June 2007     2,250,000    17       12          --          --           --          29
   Issuance of shares for cash         July 2007     5,550,000    42    1,208          --          --           --       1,250
   Issuance of shares for cash        August 2007      933,333     7      193          --          --           --         200
   Issuance of shares for services    August 2007    1,000,000     7       66          --          --           --          73
   Issuance of shares for services    August 2007    1,000,000     7       66          --          --           --          73
   Issuance of shares for services    August 2007      100,000     1        7          --          --           --           8

   Issuance of shares for services  September 2007     300,000     2       21         --           --           --          23
   Issuance of shares for cash      September 2007   1,666,667    12      344         --           --           --         356
   Cancellation of shares for
      collateral                    September 2007  -2,000,000    --       --         --           --           --          --
   Issuance of shares for cash       October 2007    2,350,000    17      483         --           --           --         500
   Issuance of shares for cash       November 2007   2,966,666    21      623         --           --           --         644
   Issuance of shares for services   December 2007     500,000     3       48         --           --           --          51
   Net loss for the year                                    --    --       --     (9,294)          --           --      (9,294)
   Translation adjustment                                   --    --       --         --           --          (75)        (75)
                                                   ----------- -----   ------    -------       ------         ----     -------
Balance at December 31, 2007                       187,463,630 1,697   18,401    (24,966)          --          672      (4,196)
                                                   =========== =====   ======    =======       ======         ====     =======
   Issuance of shares for services   January 2008      800,000     6       79         --           --           --          85
   Issuance of shares for services   January 2008      200,000     1       20         --           --           --          21
   Issuance of shares for cash       February 2008   1,000,000     7      326         --           --           --         333
   Issuance of shares for services    March 2008       500,000     3       73         --           --           --          76
   Issuance of shares for services    March 2008       500,000     3       73         --           --           --          76
   Net loss for the period                                  --    --       --     (1,145)          --           --      (1,145)
   Translation adjustment                                   --    --       --         --           --            2           2
                                                   ----------- -----   ------    -------       ------         ----     -------
Balance at March 31, 2008                          190,463,630 1,717   18,972    (26,111)          --          674      (4,748)
                                                   =========== =====   ======    =======       ======         ====     =======
   Issuance of shares for
      subscription receivable          June 2008       300,000     2       94         --          (96)          --          --
   Issuance of shares for
      subscription receivable          June 2008     1,300,000     8      492         --         (500)          --          --
   Net loss for the period                                  --    --       --     (1,627)          --           --      (1,627)
   Translation adjustment                                   --    --       --         --           --            5           5
                                                   ----------- -----   ------    -------       ------         ----     -------
Balance at June 30, 2008                           192,063,630 1,727   19,558    (27,738)        (596)         679      (6,370)
                                                   =========== =====   ======    =======       ======         ====     =======
   Issuance of shares for services     July 2008     2,000,000    13      239         --           --           --         252
   Issuance of shares for services    August 2008      250,000     2       39         --           --           --          41
   Receipt of funds for
      subscription receivable                               --    --       --         --          596           --         596
   Net loss for the period                                  --    --       --     (2,337)          --           --      (2,337)
   Translation adjustment                                   --    --       --         --           --            8           8
                                                   ----------- -----   ------    -------       ------         ----     -------
Balance at September 30, 2008                      194,313,630 1,742   19,836    (30,075)          --          687      (7,810)
                                                   =========== =====   ======    =======       ======         ====     =======

The accompanying notes are an integral part of these financial statements.

                          PART I. FINANCIAL INFORMATION

                              MYMETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (IN THOUSANDS OF EUROS)

                                                  FOR THE NINE         FOR THE NINE      TOTAL ACCUMULATED
                                                  MONTHS ENDED         MONTHS ENDED          DURING THE
                                               SEPTEMBER 30, 2008   SEPTEMBER 30, 2007   DEVELOPMENT STAGE
                                               ------------------   ------------------   -----------------
Cash flow from operating activities
Net Loss                                             E(5,109)             E(4,066)           E(30,075)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Amortization                                           --                   14                 513
   Goodwill impairment                                    --                   --                 209
   Fees paid in warrants                                  --                   --                 223
   Gain on extinguishment of debt                         --                   --                (774)
   Services and fee paid in common stock                 551                2,539               5,135
   Amortization of debt discount                          --                   --                 210
Changes in current assets and liabilities,
   net of effects from reverse purchase
   Decrease(increase) in receivables                     (39)                  15                 (72)
   Increase(decrease) in accounts payable             (1,801)                (765)              1,262
   Increase(decrease) in taxes and
   social costs payable                                    6                   (5)                 10
   Increase(decrease) in accrued trade
   creditors                                             375                   --                 375
   Increase(decrease)in Other                             53                 (377)                126
                                                    --------             --------            --------
Net cash used in operating activities                 (5,964)              (2,645)            (22,858)
                                                    --------             --------            --------
Cash flows from investing activities
   Patents and other                                      --                 (175)               (393)
   Short-term investments                                 60                   --                  --
   Cash acquired in reverse purchase                      --                   --                  13
                                                    --------             --------            --------
Net cash provided by (used in)
   investing activities                                   60                 (175)               (380)
                                                    --------             --------            --------
Cash flows from financing activities
   Proceeds from issuance of common stock                929                4,216              11,304
   Borrowing from shareholders                         5,389                  730               6,361
   Increase in note payable and other
   short-term advances                                    --                   --               7,094
   Decrease in note payable and other
   short-term advances                                    --               (1,490)             (1,490)
   Loan fees                                              --                   --                (130)
                                                    --------             --------            --------
Net cash provided by financing activities              6,318                3,456              23,139
                                                    --------             --------            --------
Effect on foreign exchange rate on cash                   15                  (38)                687
                                                    --------             --------            --------
Net change in cash                                       429                  598                 588
Cash, beginning of period                                159                   29                  --
                                                    --------             --------            --------
Cash, end of period                                 E    588             E    627            E    588
                                                    ========             ========            ========


The accompanying notes are an integral part of these financial statements.

                              MYMETICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month and nine month periods ended September 30, 2008 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2008, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E30,075,000 at September 30, 2008. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

The Company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Switzerland. To date, these individuals have purchased restricted common shares at prices at a premium to the market price of Mymetics shares and have introduced management to other high net worth individuals who have a similar interest in the Company's science and mission. In addition to purchasing shares, two of the Company's principal shareholders have granted the Company E7,539,000 in unsecured convertible loans maturing in July 2010, with an interest rate of 10% and a conversion price of $0.50 per share. Management believes that these loans will be either converted or rolled over until the Company's cash flow allows them to be paid in full. The Company expects to continue to rely on its existing high net worth shareholders and new individuals who they know to meet its expenses during the next 12 months.

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

Cash

Cash deposits are occasionally in excess of insured amounts for purposes of the statement of cash flow. Interest paid was E389,000 and E115,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company has paid no income tax since its inception.

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

Current liabilities

Current liabilities include E63,000 deferred grant revenue, E81,000 due to Company officers and the balance to various suppliers.

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 193,878,847 and 177,933,920 for the three months ended September 30, 2008 and 2007, respectively. The weighted average number of shares was 191,123,484 and 146,495,984 for the nine months ended September 30, 2008 and 2007, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at September 30 2008. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, short-term investments, employee receivable, accounts receivable, employee payable, accounts payable, and convertible notes payable. The carrying value of cash, employee receivables, and accounts payable approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its short-term investments to fair value with any unrecognized gains or losses recorded as a component of "Accumulated Other Comprehensive Income" and thus the carrying value equals fair value. Due to the short term nature of the convertible notes payable, management estimates that the fair value approximates carrying value.

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

Related party transactions

The Company's general counsel became a member of the Board of Directors on January 1, 2008. The Company incurred professional fees to the counsel's law firm during the period ended September 30, 2008, totaling E68,419 of which E9,088 is payable at September 30, 2008.

Commitments

The Company entered into an agreement dated August 29, 2008 with P.S. StarGames, LLC to act as a sponsor of a scheduled tennis event at Madison Square Garden in New York City on March 2, 2009 featuring professional tennis players who have qualified by winning certain Grand Slam singles championships. The event is intended to be a charitable event and involves Dream Vaccines Foundation ("DVF")discussed further below, a non-profit entity that The Company is registering in the State of Delaware for which a "501c (3)" public charity status request is in the process of being submitted to the U.S. Internal Revenues Service. The Company has an obligation to contribute $300,000 towards the event and has paid $60,000 already but intend, in accordance with the terms of the agreement with StarGames, to assign its sponsor rights and obligations to another company that The Company believes will be interested in the publicity to be gained from such a sponsorship role.

New Accounting Pronouncements

None

Subsequent Events

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2008 and 2007 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2007 and related notes and the description of the Company's business and properties included elsewhere herein.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue was nil for the nine months ended September 30, 2008 and 2007.

Costs and expenses increased to E5,105,000 for the nine months ended September 30, 2008 from E4,066,000 (25.6%) for the nine months ended September 30, 2007. Research and development expenses increased to E1,789,000 in the current period from E722,000 (147.8%) in the comparative period of 2007 as we were preparing the viral challenge tests of our immunized non-human primates. General and administrative expenses decreased to E2,927,000 in the nine months ended September 30, 2008 from E3,215,000 in the comparative period of 2007 (8.9%) mostly due to significant legal costs incurred during the nine months ended September 30, 2007.

The Company reported a net loss of E5,109,000, or E0.03 per share, for the nine months ended September 30, 2008, compared to a net loss of E4,066,000, or E0.03 per share, for the nine months ended September 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue was nil for the three months ended September 30, 2008 and 2007.

Costs and expenses increased to E2,338,000 for the three months ended September 30, 2008 from E1,082,000 (116.1%) for the three months ended September 30, 2007. Research and development expenses increased to E712,000 in the current period from E504,000 (41.3%) in the comparative period of 2007. General and administrative expenses increased to E1,446,000 in the three months ended September 30, 2008 from E564,000 in the comparative period of 2007 (156.4%) mostly due to significant due diligence costs in relation to potential acquisitions incurred during the three months ended September 30, 2008.

The Company reported a net loss of E2,337,000, or E0.03 per share, for the three months ended September 30, 2008, compared to a net loss of E1,082,000, or E0.03 per share, for the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of E588,000 at September 30, 2008 compared to E159,000 at December 31, 2007.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

Increase in borrowing from our shareholders was E5,389,000 in the current period compared to E730,000 during the nine months ended September 30, 2007.

As of September 30, 2008, we had an accumulated deficit of approximately E30 million, and we incurred losses of E5,109,000 in the nine-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and the acquisition of our new malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E506,000 at September 30, 2008, include E81,000 due to our officers as unpaid salaries, fees and out-of-pocket expenses.

Net cash used in operating activities was (E5,964,000) for the nine-month period ended September 30, 2008, compared to (E2,645,000) for the period ended September 30, 2007.

Investing activities provided E60,000 during the nine months ended September 30, 2008, as compared to E175,000 used during the nine months ended September 30, 2007, entirely in the application of new patents.

Financing activities provided cash of E6,318,000 for the nine-month period ended September 30, 2008 compared to E3,456,000 in the same period last year.

Proceeds from issuance of common stock provided E929,000 during the nine-month period ended September 30, 2008 compared to E4,216,000 in the same period in 2007.

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

Since January 15, 2004, payments of E12,000 per quarter for Professor Marc Girard's services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004, as disclosed in our filing on Form 10-Q for the period ended March 31, 2004 to the Securities and Exchange Commission. We owed Professor Girard E12,000 at September 30, 2008.

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

Interest expense of E389,000 refers to interest paid on convertible notes payable to shareholders which carry an interest rate of 10% and a conversion price of $US 0.50 per share.

As of September 30, 2008, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard, our Head of Vaccines Development.

We have been able to hire three qualified assistants to our CEO, CFO and CSO, respectively, in addition to our part time office manager-secretary. We have also hired two vice presidents in charge of investor relations and we expect to hire a part-time laboratory technician in 2009. We may need to hire additional personnel to meet the needs and demands of any future workload.

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

We anticipate our operations will require approximately E3.1 million until December 31, 2008. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

We entered into an agreement dated August 29, 2008 with P.S. StarGames, LLC to act as a sponsor of a scheduled tennis event at Madison Square Garden in New York City on March 2, 2009 featuring professional tennis players who have qualified by winning certain Grand Slam singles championships. The event is intended to be a charitable event and involves Dream Vaccines Foundation ("DVF")discussed further below, a non-profit entity that we are registering in the State of Delaware for which a "501c (3)" public charity status request is in the process of being submitted to the U.S. Internal Revenues Service. We have an obligation to contribute $300,000 towards the event and have paid $60,000 already but intend, in accordance with the terms of the agreement with StarGames, to assign our sponsor rights and obligations to another company that we believe will be interested in the publicity to be gained from such a sponsorship role.

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

Our early attempts at attracting grants from humanitarian donors have not been successful because such donors are usually barred from making donations to for-profit and/or publicly traded companies such as Mymetics. In addition, most humanitarian donors demand that grant recipients abandon their intellectual property rights or alternatively, severely limit their commercial margins on the sale of preventive vaccines in the developing world. Based on the discussions we have had so far with major pharmaceutical companies in view of entering into a partnership agreement, it is obvious that these potential partners are concerned with the prospect of having to limit their margins in the developing world. Therefore and in order to become both eligible for grants and attractive to potential partners, the Company created DVF. Under DVF's 501(c)(3)status, the Company intends to grant DVF royalty-free access to its intellectual property related to HIV and malaria vaccines through a cross-licensing agreement. The purpose of this agreement is to allow DVF to attract donor funds to initially finance R&D and clinical trials of vaccines specifically targeting underserved and impoverished populations. Mymetics will retain all intellectual property related to Clade B, the form of HIV virus prevalent in Europe and North America.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have no debt obligations which are sensitive to interest rate fluctuations as all our notes payable have fixed interest rates in the range of 5% to 10% per annum.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended December 31, 2007, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer have concluded that as of the end of September 30, 2008, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

The Company's management, including the CEO and CFO have indicated that the material weaknesses highlighted at the end of 2007 as: (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, (ii) the lack of controls over cash receipts and related equity issuances and (iii) the lack of controls over the period end closing process, have been addressed by: (i)Establishing an audit committee of nonexecutive directors, one of whom is Dr. Thomas Staehelin, an independent member of our Board of Directors and our audit committee financial expert, (ii) Ensuring that all issues of stock for services are approved by the Board of Directors (iii) The period end closing process includes a review by the audit committee.

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting as required by paragraph (d) of Exchange Act Rules 13a-15(e) or 15d-15(e).

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.1      Agreement dated August 29, 2008 between Mymetics Corporation and P.S.
          StarGames, LLC
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32        Section 1350 Certification of Chief Executive Officer and
          Chief Financial Officer

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

Dated: November 11, 2008               MYMETICS CORPORATION


                                       By: /s/ Christian Rochet
                                           -------------------------------------
                                           President and Chief Executive Officer


                                       By: /s/ Ernst Luebke
                                           -------------------------------------
                                           Chief Financial Officer