Form 10-K
period 2008-12-31
MYMETICS CORP
filed 2009-03-27
CIK 927761

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers and directors are affiliates) was approximately U.S. $ 32,453,000 as of June 30, 2008, computed on the basis of the average of the bid and ask prices on such date.

     As of March 26, 2009, there were 195,313,630 shares of the Registrant's Common Stock outstanding.

================================================================================

USE OF EUROS

          The financial information contained in this Form 10-K is provided in Euros (E) (except in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of March 26, 2009, 1 Euro was convertible into 1.35 United States Dollars.

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    BUSINESS ......................................................     4
ITEM 1A.   RISK FACTORS ..................................................    14
ITEM 2.    PROPERTIES ....................................................    19
ITEM 3.    LEGAL PROCEEDINGS .............................................    19
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    19

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES .............    20
ITEM 6.    SELECTED FINANCIAL DATA .......................................    22
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS .........................................    22
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....    30
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................    30
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE ..........................................    30
ITEM 9A.   CONTROLS AND PROCEDURES .......................................    30
ITEM 9B.   OTHER INFORMATION .............................................    32

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE .........    33
ITEM 11.   EXECUTIVE COMPENSATION ........................................    36
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS ...............................    39
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE ..................................................    41
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES ........................    41

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ....................    43

SIGNATURES ...............................................................    65

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

We own all of the outstanding voting stock of: (i) Mymetics Management Sarl, a company organized in 2007 under the laws of Switzerland and (ii) 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

We currently do not make, market or sell any products or services, and thus, we have no revenues. We believe, however, that our research and development activities will result in valuable intellectual property that can generate revenues for us in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. Vaccines have evolved from being an exclusively low price sector to one where substantial prices may be paid for some products. Our business model is to make sufficient progress in our research and development so that one or more major pharmaceutical companies active in either or both the fields of HIV-AIDS preventive vaccines and therapies will enter into a partnership agreement with us.

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

MYMETICS CORPORATION

Mymetics' primary objective is to develop vaccines and therapies to prevent and treat the effects of certain retroviruses and other infectious diseases, including the human immunodeficiency virus, or HIV, the virus that leads to acquired immunodeficiency syndrome, or AIDS. Mymetics has also recently acquired from a close scientific partner an advanced malaria vaccine project currently in phase II clinical trial. Additional applications of Mymetics' research include potential treatments and/or vaccines for malaria, human oncoviral leukemias, multiple sclerosis, and organ transplantation.

Prior to 2002, our activities such as design of the prototype molecules, synthesis, and in vitro testing, had been conducted exclusively in Europe. During the second quarter of 2002, we launched programs in the United States in an attempt to reinforce our intellectual property portfolio and to accelerate the commercialization of our technology. Our previous management believed that expanding our operating activities in the United States offered numerous advantages, including greater access to expertise, grants, subsidies, intellectual property and public and private research teams. Due to financial constraints, the Company decided to limit these activities in January 2003. Following the management changes of July 2003, our activities have again been conducted exclusively in Europe, with certain pre-clinical tests being performed in the United States by the National Institutes of Health (NIH).

Under our "best of class" business model, the overall research strategy, as well as most original ideas, are defined and contributed by our own scientific team, including Dr. Sylvain Fleury, Ph.D. (Chief Scientific Officer) , following discussion with Key collaborators/partners. Any given project is first subdivided into "technology modules" which are then subcontracted to "best of class" teams from academia, public or private laboratories or industry, all chosen for their high standards and specific knowledge. Most of the work that we outsource is available through other vendors and to date there have not been any providers that are the only source of expertise that we require.

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

We also enter into scientific collaboration agreements with selected, complementary partners such as Pevion Biotech Ltd., a Swiss company that granted us exclusive licenses to use their unique virosome vaccine delivery technology in conjunction with our AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech is committed to supply the actual virosomes and perform their integration with our antigens ("formulation"), which requires proprietary know-how, at their premises. The agreement with Pevion Biotech includes specific mechanisms to mitigate the risk of losing a key component of our vaccines should Pevion become unable to live up to its commitment.

MYMETICS MANAGEMENT Sarl.

Our Swiss subsidiary MYMETICS MANAGEMENT Sarl was founded in 2007 to facilitate the conduct of our business in Switzerland. This includes managing our staff retirement and social security contributions, leasing our Swiss premises and other such local tasks which a U.S. registered company cannot easily conduct without significant legal and organizational costs.

LUXEMBOURG 6543 S.A.

Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 2001 in connection with the acquisition of Mymetics S.A. of France (formerly Hippocampe S.A.) by Mymetics Corporation. Luxembourg 6543 S.A. is dormant.

MYMETICS S.A.(defunct)

On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership ("Redressement Judiciaire") as a result of an ongoing dispute between Mymetics Corporation and a former officer and director. The company was subsequently dissolved under the control of the French court appointed judicial administrator.

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

OVERVIEW OF HIV AND AIDS

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

HIV-1 is lethal since it targets the most central cell of the immune system, the CD4+ T cells which produce the IL-2 cytokine, a key messenger for immune cells. These cells usually coordinate the cellular and humoral responses that are directed to thwart the pathogen (HIV). When the number of such CD4+ T cells decreases significantly over time, the amount of IL-2 becomes too low for an efficient immune attack orchestration. Consequently, HIV as well as other pathogens escape recognition by the immune system, leaving the host vulnerable to disease.

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

Mymetics has discovered a peculiar inter-reactivity between part of the virus' "harpoon" and the host cell's "alarm" (IL-2). We call it "mimicry". Several other homologies between HIV and human proteins have been reported. It has also been reported that most of HIV infected subjects develop auto-antibodies (antibodies recognizing HIV proteins but also your own proteins), even in early phase of the infection. It has been postulated that some mimicries must exist between HIV and human proteins, which could lead to such autoimmunity problems.

The shaft of the virus' harpoon, called gp41, actually appears to "mimic" the host cell's IL-2. This dynamic enables the virus to attach itself to the host cell membrane at a precise portal. An unusual consequence: when the "soldiers" (antibodies against the viral gp41 protein) arrive to battle the virus, they can potentially "confuse" the virus' gp41 with the host cell IL-2 and attack and destroy them both.

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

1- Preferential induction of mucosal antibodies for protecting various anatomical compartments

Mymetics postulates that the induction of protective mucosal antibodies such as IgA and secretory IgA might block the early event of HIV entry across the genito-reproductive and intestinal tracts. These mucosal antibodies could also contribute to prevent the HIV infection of target cells located just under the mucosal epithelium, thus preventing early HIV entry and spreading events in the body. Neutralizing blood antibodies (systemic) such as IgG will also be elicited by Mymetics' vaccine candidate. These blood antibodies will likely act into the genital compartment and to lower extend into the gut compartment, as well as on later events that may take place into secondary lymphoid organs like lymph nodes, preventing the infection of target cells in the periphery, outside of the mucosal system. These mucosal (mostly IgA) and blood (mostly IgG) antibodies, each having their own niche distribution, should act synergistically for optimal protection against HIV transmission and they may circulate to some extend from one compartment to another one.

2- Focused antibody response against relevant conserved gp41 regions

To achieve this objective, Mymetics' HIV vaccine candidate is constituted of gp41 peptides and recombinant proteins that are devoid of immunodistractive and useless areas. Generally, the immune system develops immune responses toward all possible regions of the foreign antigens (peptides, proteins, etc.). However, antigens are often harboring several immunodominant regions, each eliciting an immune response of different magnitude (low, intermediate or strong recognition/affinity by the immune system) and frequency (region rarely, sometimes or often recognized by the immune system). Therefore, it is common to observe an immune response that preferentially recognizes some protein areas (immunodominant), while others are neglected. Furthermore, viruses have developed antigens that contain often immunodominant regions for distracting the immune system. These immunodistractive regions may have little or no function for the pathogen protein but may blind the immune system. Consequently, immune responses against the pathogen might sometimes be useless. Mymetics is developing vaccines that contain different antigens expressing limited and useful immunodominant regions, while useless immunodistractive regions have been removed or altered with minimal effect on the immunogenicity of the viral antigen. Using this approach, it forces the antibody response to focus on relevant viral protein regions.

This type of new engineered gp41 molecules should be able to elicit antibodies with a broad spectrum of action (cross-clade neutralization like A, B and C): blocking virus translocation across the mucosal barrier and/or to inhibit cell infection, thus preventing HIV-1 infection.(300)

Based on our recent research results, we believe that Mymetics's HIV vaccine candidate and strategies places us amongst the most advanced teams devoted to AIDS prophylactic vaccine research that aims to prevent HIV transmission across the mucosal barrier.(301)

Mymetics' findings further apply to a range of additional diseases, including certain oncoviruses often associated with leukemia.

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

Mymetics' vaccine uses the technology of virosomes, a lipid-like structure highly efficient for delivering the vaccine's active ingredients.

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

This virosomes technology is already market approved in more than 43 countries with excellent safety profile and no mucosal adjuvant is required for triggering mucosal antibodies.

Mymetics obtained an exclusive license agreement dated March 1, 2007 with Pevion Biotech for the use of virosomes in the production of our HIV vaccine. We believe that our exclusive agreement with Pevion Biotech provides a competitive advantage by allowing us to avoid using a mucosal adjuvant for our HIV vaccine. We believe that mucosal adjuvants have not sufficiently advanced to allow clinical testing for our HIV vaccines.

AIDS: Summary of Our Achievements

The vast majority of pathogens enter their target hosts through mucosal surfaces such as the respiratory, genito-urinary or gastrointestinal tracts. Many mucosal pathogens remain a major human health problem, as there are no vaccines capable of preventing the colonization and/or penetration of these pathogens at the mucosal epithelium. Therefore, most infections occur at or start with exposure of an unprotected mucosal surface to e.g. Mycoplasma pneumoniae, influenza virus, Chlamydia, herpes simplex virus, and HIV.

Over the last twenty years of research in HIV-1 vaccine field, more than one hundred vaccine candidates have been investigated. During that period, scientists have pursued vaccines that induce an immune protection against infection events that take place only after HIV-1 transmission, meaning once the virus has crossed the mucosal tissues and has already infected cells. These vaccines were developed for triggering blood IgG antibodies or CTL, two important defence mechanisms. Today, it is believed that blood IgG and CTL protections are thought to act too late on infection events, explaining in part why past vaccines could not protect. However, the failures of the past twenty years provide also a greater understanding of this complex disease, which has improved our knowledge in various research fields.

The scientific community is now searching for vaccines that might target earlier transmission and infection events that take place during the first minutes or hours following exposure to HIV 1, therefore improving the chance of blocking or slowing down HIV-1 transmission. Mymetics is the first and most advanced company in the field of mucosal antibody protection against HIV. Mymetics' approach mimics what is already found in Mother Nature: mucosal antibody protection as observed in some naturally resistant subjects. Mymetics' pre-clinical results achieved in 2005-2008 on mucosal antibodies in rabbits and monkeys were a major breakthrough. Previous HIV antibody vaccines failed because they were designed for inducing mostly blood antibodies and not MUCOSAL antibodies. This represents a major flaw in the original vaccine strategy against HIV because this pathogen enters mainly through the mucosal barriers. Now, it is becoming more evident that acting on earlier transmission events could improve the chance of blocking or slowing down HIV transmission.

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

During Winter 2004 and Spring 2005 we engineered a third generation of recombinant gp41 proteins based on the experience we acquired over the first three years (2003-2005. In parallel to the protein approach, during Winter 2004 and Spring 2005 and in collaboration with Pevion Biotech Ltd. and Dr. Bomsel, we formulated the second vaccine prototype. This prototype consisted of using peptides derived from the conserved proximal membrane region of the gp41 ectodomain grafted in an oriented manner onto biosynthetic stable lipidic spheres called virosomes. Rabbit immunizations in France were launched from May to November 2005 for targeting the mucosal immune response. Biological samples were analyzed and all rabbits have produced specific antibodies toward the gp41 peptides. More importantly, when these samples were tested into transcytosis assays, most of these vaginal and rectal secretions (diluted 10-fold for the assay) contained antibodies that were able to prevent translocation (transcytosis) of primary R5 clades B and C with an efficiency of 70-90%, which is close to what is observed with human secretions isolated from HIV-resistant women.

From March to September 2006, based on this successful rabbit study, sixteen female macaques (non-human primates) in animal facilities in Beijing, China were immunized four times (40ug/100ul injected) over six months. We were hoping to reproduce the same results with virosomes-gp41 peptides with as we did with the rabbit immunizations. We achieved the following:

     - Our vaccine based on virosomes-gp41 peptides elicited mucosal IgA and blood IgG antibodies in over 90% of vaccinated macaques.

     - These IgA and IgG antibodies were able to be redistributed into the genital and intestinal compartments, even in animals vaccinated by intra-muscular injection in the absence of a mucosal adjuvant.

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

In October 2007 we launched a second non-human primate study at the Institute of Laboratory Animal Science & Chinese Academy of Medical Science (ILAS) in China, using macaques for evaluating the full vaccine. Animal vaccinations were scheduled over a six month period. We reproduced the results from the first macaque study done in 2006-2007 with macaques either protected against the SHIV162p3 or having a viremia between 1-2 log lower than the control group.

During 2008, we performed a viral challenge (vaginal route) on those animals having received our second generation (two components) AIDS vaccine. The results were better than expected and have been announced in detail at the 16th Conference on Retroviruses and Opportunistic Infections held in Montreal (Canada) in February 2009. We expect to make other presentations at appropriate scientific conferences later in 2009.

We received approval in sixteen days from the Competent national regulatory agency, and launched, a clinical trial phase I in Q4 2008 in Belgium for testing our second generation vaccine formulated with virosomes.

We have identified a third potential vaccine component, which will undergo pre-clinical study during 2009.

Malaria: Summary of Achievements

The most advanced product from the current Mymetics' pipeline is the malaria (Plasmodium falciparum) vaccine candidate which we acquired in 2007 from Pevion Biotech Ltd. This vaccine has successfully completed phase I (in Switzerland) and II trials (in the UK) with two antigens. A new phase Ib is currently undergoing in Tanzania under endemic conditions on children and teenagers. At the end of January 2009, 10 adults have completed the trial and by the end of March 2009, 40 children should also successfully complete the trial. The final monitoring and close out visit is scheduled for April/May 2009. The final study report should be completed by September 2009. A more elaborated vaccine formulation with five antigens targeting the two parasite forms will be tested in phase I in Q1 2010 at the Swiss Tropical institute in Basel (Switzerland).

This gradual methodology is necessary for both scientific and ethical reasons since African countries, which have in the past been used as testing ground without their fully informed consent, now demand that any human test be first performed in developed countries.

Among various malaria candidate vaccines currently under development, Mymetics' vaccine is among the rare approaches designed for targeting the two forms of the parasite: sporozoites (infecting liver cells) and merozoites (infecting red blood cells). Other approaches target only one form of the parasite.

RESEARCH AND DEVELOPMENT EXPENSES

Research and Development Expenses of E2,692,000 in 2008 include E480,000 scientific staff expenses and fees of our scientific consultants, E205,000 paid to scientific partners and suppliers of scientific services, E50,000 for support of virosomes licenses and the malaria preventive vaccine project and E1,870,000 related to our AIDS vaccine clinical trial phase I.

INTELLECTUAL PROPERTY

We are the exclusive owner of intellectual property relating to our core business which is focused on the development of novel HIV-AIDS and malaria preventive and therapeutic vaccines. We have:

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

     - A US Provisional was filed on February 6th 2009 by the USPTO. This application describes the "splitting gp41" to explain Mymetics' HIV-1 vaccine strategies. Dr. Sylvain Fleury, CSO of Mymetics is the only Inventor.

We have also shared with key scientific partners the ownership of certain patent applications. In every such instance, we have obtained the exclusive license rights over our partners' shares at very favorable conditions. We have:

     - On May 2, 2005, applied with INSERM for a new PCT (PCT/IB05/001182), which covers the description of IgA antibodies against our recombinant gp41 protein.

     - On March 3, 2006, applied with INSERM and Pevion for a new PCT which covers our latest prototype HIV-AIDS preventive vaccine based on the usage of the virosome technology with HIV peptides and proteins.

     - A US Provisional was filed on February 6th 2009 by the USPTO. This application describes the recombinant "gp41 4th generation" that is expected be used in the HIV-1 preventive vaccine. The inventors are from Protein'eXpert and from Mymetics Corporation.

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

Mymetics' strategies consist of focusing the immune response on relevant regions of the pathogen proteins by designing specific peptides or recombinant proteins having irrelevant and immunodistractive parts removed. Most of current malaria vaccines under development or investigation are still designed to induce antibodies against only one malaria antigen (merozoite or sporozoite), which will likely offer only a limited protection against this complex parasite. Present malaria vaccines tested have induced a limited protection period of about 3 months. The best observed protection after vaccination (from GlaxoSmithKline Biologicals, RTS,S/AS02A vaccine) was maintained for about 6-12 months after which has proven difficult to maintain a high level of immune response, as the amount of antibodies goes down and remains at a low level. Therefore, protection with the vaccine might be for a short period. The ideal vaccine should elicit an immune response toward various proteins of the two parasite forms (sporozoites and merozoites) for optimizing the chance to reduce significantly the infection rate of target cells and parasite development. The combination of several target antigens in one vaccine is believed to induce synergistic protective effects and to reduce the risk of the selection of resistant strains.

The malaria vaccine proposed by Mymetics/Pevion Biotech induces antibodies toward various proteins from the two parasite forms; increasing the chance of double protection

We are conducting research aimed at developing a preventive vaccine that could elicit protective mucosal and blood antibodies against HIV, with a primary interest for the clade B, which is present in most industrialized countries, and clades A and C because of their world dominance. Mymetics' vaccine may be adapted to the most important HIV-1 clades such as A, B, C and D.

In the field of HIV vaccines, the failure in 2003 of the VAXGEN product in Phase III clinical trial and more recently the Merck adeno-based vaccine triggering cytotoxic T cells (CTL) protection underscores the need for an effective solution to the global challenge posed by HIV. As these particular HIV vaccine candidates were respectively focusing on blood IgG antibodies and CTL, using technology unrelated to our technology (virosomes), we do not believe that the cessation of clinical trials with respect to VAXGEN and Merck negatively impacts our prospects for developing a viable preventive vaccine. On the contrary, most of current HIV vaccine trials are oriented to the induction of CTL for killing HIV-infected cells. Therefore we see no serious alternative projects in the pipeline of competitors and major companies in the HIV field are now forced to look for new innovative projects. We believe that this will benefit Mymetics since it is a leader in the development of a vaccine for protecting the main points of access for HIV in humans, which are the mucosal compartments.

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

GOVERNMENTAL REGULATION

Our strategy was crafted in part to minimize the risks usually associated with phase III clinical trials, regulatory approvals and marketing, which we would expect to be borne by one or more future partners.

We contract with third parties to perform research projects related to our business. These third parties are located in various countries and are subject to the applicable laws and regulations of their respective countries. Accordingly, regulation by government authorities in the United States, the European Union and other foreign countries is a significant factor in the development, manufacture and marketing of our proposed products by our future partners and therefore has a direct impact on our ongoing research and product development activities.

Any products that will be developed by our future partners based on our technology will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. In addition, various federal and state statutes and regulations will also govern, or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Obtaining royalties in the future will depend on our future partners' ability to obtain and maintain the necessary regulatory approvals.

Pre-clinical studies generally are conducted on laboratory animals to evaluate the potential safety and the efficacy of a product. In light of our limited financial resources, we are conducting clinical trials of our HIV and malaria vaccines first in Europe under the European Union ("EU") guidelines, a quicker and less expensive approach than seeking FDA approval which we intend to do after EU approval is granted and, we expect, our financial resources will be greater. There is no certainty that such EU approval will be granted, however. The Phase I, II and III EU trials are similar to those required for FDA approval. We will address the FDA requirements in this discussion since we intend to submit our vaccines for FDA review and approval.

In the United States, we must submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, or IND, which application must become effective before we can begin clinical trials in the United States. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process. At this time, neither we nor any of our partners have submitted any of our pre-clinical results to the FDA and we have only recently received European Approval to begin Phase I human clinical trials for our HIV vaccine. The process which is described below is therefore to be considered as generic background information which is relevant to the industry as a whole. As such process applies to drugs as well as vaccines, the term "drugs" as used hereafter refers also to vaccines.

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

Phase III. Refers to expanded controlled clinical trials, which many times are designated as "pivotal trials" designed to reach end points that the FDA has agreed in advance, if met, would allow approval for marketing. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials can include from several hundred to tenth of thousands subjects depending on the specific indication being tested.

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

EMPLOYEES

Mymetics Corporation has three full-time employees: Mr. Christian J.-F. Rochet, our Chief Executive Officer, Mr. Ernst Luebke, our Chief Financial Officer and Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer. In addition, our Swiss subsidiary Mymetics Management Sarl has on its payroll two assistants to our CEO and CSO respectively as well as one part-time and two full time employees performing various administrative services on behalf of Mymetics Corporation as well as Dream Vaccines Foundation, to whom such services are invoiced on a cost basis.

As of December 31, 2008, our Luxembourg affiliate had no employees.

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

WE HISTORICALLY HAVE LOST MONEY, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have lost money. In the year ended December 31, 2008, we sustained net losses of approximately E6,938,000. In the years ended December 31, 2007 and December 31, 2006, we sustained net losses of approximately E9,294,000 and E1,585,000, respectively. At December 31, 2008, we had an accumulated deficit of approximately E31,904,000. Total cash disbursed since 1990 for operating activities, including research and development, is E24,612,000.

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

To become profitable, we will need to generate revenues to offset our operating costs, including our general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

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

Although we have restructured our bank debt as disclosed in Note 3 of our Form 10-K for the year ended December 31, 2008, we have not alleviated our working capital needs. We need to address our working capital needs by the end of June 2009 to allow us to continue devoting our efforts to development of the business instead of raising needed capital. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business plan within the time frames that we now expect, which could increase the amount of capital we need and could threaten the success of our business if competitors are able to produce an effective vaccine to the market ahead of us. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

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

- obtain coverage and favorable reimbursement rates from insurers and other third-party payers; or

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

EVEN IF OUR PROPOSED PRODUCTS RECEIVE EU AND FDA APPROVAL, THEY MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND OPERATING RESULTS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

ITEM 2. PROPERTIES

We currently occupy approximately 100 square meters of office space that houses our administrative operations in Nyon, Switzerland (20 miles from Geneva), at 14, rue de la Colombiere.

We also lease approximately 50 square meters of office space in Geneva for Administrative staff engaged in matters involving Dream Vaccines Foundation a 501(c)(3) charitable organization described below. This lease has been terminated effective March 31, 2009.

Until February 2009, our CSO and his assistants were using offices which provided access to scientific databases, leased on short term basis from the Swiss Institute of Experimental Cancer Research (ISREC) in Lausanne (20 miles from our Nyon office). On March 1, 2009, our CSO and his staff took possession of 300 square meters of new office space in a campus recently established near Lausanne by the local state government to attract promising biotech companies. These facilities will be enhanced in 2010 with new laboratory facilities

We also conduct our research operations at the properties of various third parties, worldwide.

ITEM 3. LEGAL PROCEEDINGS

Neither Mymetics Corporation, our wholly owned subsidiaries 6543 Luxembourg SA nor Mymetics Management Sarl are presently involved in any litigation incident to our business.

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

FISCAL QUARTER ENDED    HIGH      LOW
--------------------   ------   ------
2007

March 31............   $0.240   $0.180
June 30.............    0.130    0.105
September 30........    0.115    0.110
December 31.........    0.160    0.130

2008
March 31............   $0.250   $0.250
June 30.............    0.210    0.200
September 30........    0.340    0.320
December 31.........    0.120    0.100

          (b) Stockholders. At March 26, 2009, we had approximately 600 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

          (c) Dividends. We have not paid any dividends on common stock and do not intend to pay any dividends in the foreseeable future.

          (d) Securities Authorized for Issuance under Equity Compensation
Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

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

ISSUANCES OF UNREGISTERED SECURITIES

          Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2008 and ending on March 26, 2009. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about Mymetics to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

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

- On March 17, 2008, we issued a previous investor and non-executive director 500,000 common shares of Mymetics Corporation at $.24 per share, as fee for services rendered.

- On March 17, 2008, we issued a previous investor and non-executive director 500,000 common shares of Mymetics Corporation at $.24 per share, as fee for services rendered.

- On June 23, 2008, we issued a previous investor 300,000 common shares of Mymetics Corporation for $150,000 or $.50 per share.

- On June 23, 2008, we issued a previous investor 1,300,000 common shares of Mymetics Corporation for $780,000 or $.60 per share.

- On July 17, 2008, we issued a new investor 2,000,000 common shares of Mymetics Corporation at $.20 per share, as fee for services rendered.

- On August 2, 2008, we issued a new investor 250,000 common shares of Mymetics Corporation at $.20 per share, as fee for services rendered.

- On December 23, 2008, we granted a previous investor 1,000,000 common shares of Mymetics Corporation for $455,000 or $.46 per share. These shares were issued to the investor in January 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the years ended December 31, 2008 and 2007 should be read in conjunction with the Corporation's audited consolidated financial statements and related notes and the description of the Company's business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

We received grant income of E65,000 for the year ended December 31, 2008, and recorded a gain on extinguishment of debt of E774,000 in 2007. Our lack of product revenue is directly attributable to our focus on research and development. The Company predicts that this focus will continue for the foreseeable future, but we are unable to predict future economic conditions at the time that our products are ready to be commercialized by our future partners(s), as described elsewhere in this document. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to the Company's intellectual property.

Costs and expenses decreased to E6,985,000 for the year ended December 31, 2008 from E10,064,000 for the year ended December 31, 2007, a decrease of 30.6%, due to no additional license purchase but increased activity in anticipation of our planned human clinical trials.

Research and development expenses decreased to E2,692,000 in the current period from E5,981,000 in the comparative period of 2007, a decrease of 55.0%.When excluding E4,760,000 for various HIV and malaria acquisitions in 2007, research and development expenses for that year amounted to E1,221,000, against which the 2008 expenses represent an increase of 120.5%. This is mostly attributable to the increased activity required to achieve acceptance to begin phase I trials with our HIV vaccine.

General & administrative expenses decreased to E3,693,000 in the year ended December 31, 2008 from E3,945,000 in the comparable period of 2007, or 6.4%, primarily as a result of improved efficiency in our continuing investor relations efforts, which has outweighed increased interest expense charges on our unsecured convertible loans.

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

However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectibility of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2008 and 2007 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

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

BUSINESS PLAN

We subcontract our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products. As we have initiated human clinical trials, access to our own laboratory facilities becomes necessary. We have therefore signed a pre-lease agreement for such facilities in the new Biopole campus established by the local state government near Lausanne. We expect these facilities to become available by the end of 2010.

We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated.

Our business plan is predicated by the size and available resources of our company, which preclude us from pursuing our human clinical trials beyond phase II, which normally involves no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trials for a prophylactic vaccine involves up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, imply a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.

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

We are trying to achieve this for our malaria vaccine by 2012, which has successfully completed a first round of phases I and II human trials in Switzerland and the UK respectively and is presently undergoing a new phase 1b in Tanzania under endemic conditions on children and teenagers , followed at a later date, probably in 2013 or 2014, by our HIV-AIDS vaccine, which began phase I human trials in December 2008. These dates are based on our results, which have been encouraging so far.

We will enter into negotiations with potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.

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

It is worth noting that such mucosal protection is naturally present in large groups of people, for example in East African sex workers. It has further been demonstrated by other scientists that a high correlation exists between such natural protection and the presence of so-called IgA antibodies in the mucosa of naturally protected people. Our goal was therefore to imitate Mother Nature by trying to induce the production of such mucosal antibodies in vaccinated subjects. Mymetics is one of the very few companies worldwide that is developing a vaccine candidate that focuses on the induction of protective mucosal antibodies, in addition to developing HIV antigens with minimal sequence homologies with human proteins for preventing potential cross-reactivity. The majority of the scientific and industrial community decided to take various other routes, without equivalence in nature, for this reason, we believe that the failure of other vaccine producers' apparently promising vaccines are not relevant to us.

Our principal milestones since 2004 have been:

- Our agreement with Pevion Biotech Ltd. (Bern, Switzerland) under which Pevion granted us an option (later confirmed) to acquire an exclusive world-wide license to use its unique virosome technology in the field of HIV-AIDS as a form of "packaging" to protect the trimeric protein against degradation after the vaccine has been injected into animals or human patients. The virosome technology has been used since 1994 without problems in 43 countries with over 40 million doses of vaccines produced by other vaccines producers such as Berna Biotech (Bern, Switzerland). Virosomes boost the effect of antigens, particularly the production of mucosal antibodies, without the use of an adjuvant. We believe that this feature gives us a significant strategic advantage over our competitors as no mucosal adjuvant has been developed so far, let alone approved, and the development and approval of such an adjuvant being expected to take several years.

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

- Our vaccine based on virosomes-gp41 peptides has elicited mucosal IgA and blood IgG antibodies in more than 90% of vaccinated non-human primates. These antibodies were found to be present in both the genital and intestinal compartments, even in animals vaccinated by intra-muscular injection in the absence of mucosal adjuvant. The mucosal IgA antibodies were harvested and tested in vitro for their capacity to neutralize native (i.e. not laboratories attenuated strains) HIV. They were found to be more neutralizing than the best monoclonal antibodies known to date, even at very low concentration. Vaccinated animals have recently been challenged with SHIV (a strain of HIV specific to the animals being tested) for evaluating the level of protection against the virus.

- In 2007, we were able to complete the production of our fourth generation rgp41 for HIV clades (strains) B and C, respectively prevalent in developed and developing countries. In October 2007 we launched a second non-human primate study at the Institute of Laboratory Animal Science & Chinese Academy of Medical Science (ILAS) in China, using macaques for evaluating the full vaccine. Animal vaccinations were scheduled over a six month period. We reproduced the results from the first macaque study done in 2006-2007 with macaques either protected against the SHIV162p3 or having a viremia between 1-2 log lower than the control group.

During 2008, we performed a viral challenge (vaginal route) on those animals having received our second generation (two component) AIDS vaccine. The results were better than expected and have been announced in detail at the 16th Conference on Retroviruses and Opportunistic Infections held in Montreal (Canada) in February 2009. We expect to make other presentations at appropriate scientific conferences later in 2009.

- In parallel to these animal studies, we initiated the lengthy and more costly phase I clinical trial process of our latest generation candidate vaccine. We received approval in sixteen days from the European Medicines Agency (EMEA) for, and launched in Belgium, a clinical trial phase I in Q4 2008 for testing our second generation vaccine formulated with virosomes. As with every phase I study, its objective will be to evaluate the human tolerance and immunogenicity of our HIV-AIDS vaccine. This phase I is expected to last 18 months. Considering the safety record of the virosome technology since 1994, we are very confident that this phase I trial will show positive results. We have therefore already initiated the early regulatory procedure required for phase Ib of a new vaccine formulation enhanced with a third vaccine component recently identified. We expect to start this phase before the end of 2011, ending in or about mid 2013.

Along with our research on a gp41-based HIV preventive vaccine, we conduct complementary studies to further and buttress the development of an effective HIV-1 preventive vaccine.

With regards to financing, we are hopeful that we can obtain significant grants since many of our competitors' projects have been cancelled or placed on indefinite hold as a result of recent, widely publicized failures of certain vaccines in human clinical trials.

Malaria Vaccine

We acquired this promising vaccine project, also based on the virosome platform, in October 2007 from a business partner, Pevion Biotech Ltd.

This project is more advanced than our initial HIV-AIDS project as it has already completed a first cycle of human trials phase I and II in 2007 with two antigens only (five are planned for the complete product). These trials took place in Switzerland and England with non infected adult European volunteers. They were very encouraging in terms of level and duration of protection when compared to the best known competing vaccine. In addition, our vaccine possesses a unique feature which is the capacity to significantly boost the immune response of patients having previously been infected by the malaria parasite. In other words, our vaccine prototype has the potential to act as a therapeutic as well as a preventive vaccine against malaria, which considerably extends the size of its potential market.

A second human trial phase I with the same two antigens has recently begun in Tanzania on young children and teenagers under actual, native conditions, as African countries now demand that any vaccine tested on their populations be first tested in developed countries. This was successfully completed in December 2008.

A new round of clinical trials phase I and II are scheduled for testing an improved vaccine formulation containing 5 antigens.

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

We expect Dream Vaccines Foundation to play a significant role in the fight against HIV/AIDS and malaria by financing and leading unbiased vaccine research and development, which includes unconventional yet promising approaches, using the latest biotechnology knowledge and methods. We further expect its research funding to focus on neglected infectious diseases, including specific strains and clades of these diseases that are prevalent among underserved and impoverished populations. Finally, we anticipate that the Foundation will ensure that vaccines reach underserved and impoverished populations at an affordable price regardless of location, market limitations, or ability to pay.

Visit www.dreamvaccinesfoundation.com to learn more about Dream Vaccines Foundation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had E509,000 cash at December 31, 2008, compared to E159,000 at December 31, 2007.

As we are a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of December 31, 2008, we had an accumulated deficit of approximately E32.0 million and we incurred losses of E6,938,000 in the twelve-month period ending December 31, 2008, this compares with losses of E9,294,000 in the twelve month period ending December 31 2007. These losses are principally associated with the research and development of our HIV vaccine technologies and the acquisition of our new malaria project from Pevion Biotech Ltd. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Accounts payable of E991,000 at December 31, 2008, decreased from E2,307,000 at December 31, 2007 which included E2,000,000 due to Pevion Biotech Ltd. on account of our acquisition of their malaria vaccine project, less E774,000 of various debt amounts forgiven by creditors.

Net cash used by operating activities was E7,718,000 for the year ended December 31, 2008, compared to E6,634,000 for the year ended December 31, 2007. The major factor in 2008 was costs incurred in connection with our first AIDS vaccine human clinical trial phase I, which began in December 2008.

INVESTING ACTIVITIES USED CASH OF E23,000 FOR THE YEAR ENDED DECEMBER 31, 2008, DUE to purchase of property and equipment less sale of short term investments. Investing activities provided cash of E240,000 for the year ended December 31, 2007.

Financing activities provided cash of E8,078,000 for the year ended December 31, 2008 compared to E6,599,000 in the same period last year.

Proceeds from issuance of common stock provided cash of E1,255,000 for the year ended December 31, 2008 compared to E5,360,000 in the same period in 2007. As has been the case since 2003, all private investors having subscribed and acquired common restricted stock of the Company have done so at a premium of 100% to 300% over the prevailing market price at the time of issuance. The latest subscriptions have been at USD 0.60 and USD 0.45 per share when the market was USD 0.13 per share.

Our major shareholder and a member of our Board of Directors have also made available an aggregate E8,390,000 in the form of convertible, unsecured notes, the details of which are described in Note 3 of our financial statements.

Our budgeted cash outflow, or cash burn rate, for 2009 is approximately E12,700,000 for research and fixed and normal recurring expenses, assuming we will be able to obtain the necessary financing and without taking into account any grants we may obtain.

Monthly burn rate is only relevant as regards administration expenses and amounts to E305,000. Other expenditures related to vaccine research and development have either already been spent during the first quarter of 2009 or will be very spent in the very near future as the service companies we contract to perform our clinical trials always require advance, generally non refundable payments.

                                                  12 Months
                                                 -----------
2009 budget
GMP lots production & Human Clinical Trials
    Phase Ib (AIDS)                              E 7,500,000
Phases I and II (Malaria)                          1,500,000
Administration                                     3,700,000
                                                 -----------
      Total                                      E12,700,000
                                                 ===========

We expect that the cash outflow may increase in 2009 over 2008 as the Company increases its research and development activities, and proceeds with its current, or prepares for new, human clinical trials and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.

Administration costs include E696,000 in gross salaries and related payroll costs for three of our executive officers, and payments under various consulting contracts. We did not pay our non-employee directors in 2007, but in 2008 they were entitled to receive E10,000 each per year of service on the board.

As of March 20, 2009, our Luxembourg affiliate had no employees.

Mymetics Corporation has three full-time employees: Mr. Christian J.-F. Rochet, our Chief Executive Officer, Mr. Ernst Luebke, our Chief Financial Officer and Dr. Sylvain Fleury, Ph.D., our Chief Scientific Officer. In addition, our Swiss subsidiary Mymetics Management Sarl has on its payroll two assistants to our CEO and CSO respectively as well as one part-time and two full time employees performing various administrative services on behalf of Mymetics Corporation as well as Dream Vaccines Foundation, to whom such services are invoiced on a cost basis.

Included in administration costs are E99,000 estimated legal fees paid to outside corporate counsel, E62,000 audit and review fees paid to our independent accountants, and E407,000 in investor relations expenses.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and malaria vaccines. These expenditures will relate to the continued testing of our prototype vaccines and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months are needed to continue the phase I clinical trial that started in December 2008.

In the past we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E12,700,000 in the year ending December 31, 2009. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2008, our principal source of funds was the sale of common restricted shares to non-US investors under Regulation S of the Securities Act of 1933. All sales were made at two to three times the current share market price. We also received funds in the form of convertible unsecured loans from certain major shareholders. These loans carry a 10% interest rate.

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

We have filed several other grant applications with European as well as U.S. institutions which are presently being prosecuted.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines research costs for our HIV-AIDS vaccine phase I clinical trial, which began in Belgium during the last quarter of 2008.

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

OFF-BALANCE SHEET ARRANGMENTS

None

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 7, and as identified in Item 14 of this annual report, are included in this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. (T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were effective.

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

Changes in internal Control over Financial Reporting

As disclosed in our 2007 Annual Report on Form 10-K, we reported material weaknesses in our internal controls over financial reporting as discussed in more detail below.

As of December 31, 2008, we have remediated the previously reported material weaknesses in internal controls over financial reporting. The reported material weaknesses and remediation results are as follows:

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

The material weaknesses existed in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, (ii) the lack of controls over cash receipts and related equity issuances and (iii) the lack of controls over the period end closing process.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in the annual report for the year ended
December 31, 2007.

Remediation

Since the discovery of the material weaknesses described above, management believes that it has corrected the first and third weaknesses by establishing an audit committee of nonexecutive directors, one of whom is Dr. Thomas Staehelin, an independent member of our Board of Directors and our audit committee financial expert. The second weakness was addressed by having the assistant to the CFO, who is not a direct employee but an independent sub-contracted party; perform a reconciliation of stock issuances to the detail accounting and stock records on a quarterly basis.

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

Management assessed our internal control over financial reporting as of December 31, 2008 and considers that the material weaknesses identified previously have been resolved with respect to the accounts for the period to December 31, 2008. This has been possible due to the deployment of increased staff numbers in the accounting department, which has allowed for improved separation of function. Management now considers that internal control over financial reporting is effective when reviewed according to the COSO Integrated Framework. We cannot, however, provide assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

                                                                       EXPIRATION
                                                                        OF TERM
                                                                          AS A
NAME                      CURRENT POSITION WITH THE COMPANY      AGE    DIRECTOR
--------------          --------------------------------------   ---   ----------
Christian Rochet        Chief Executive Officer, President        59     2008 (1)
(Class II)              And Director (appointed July 31, 2003)

Ernst Luebke            Chief Financial Officer, Treasurer,       63     2007 (1)
(Class I)               Secretary and Director (appointed
                        July 31, 2003)

Sylvain Fleury, Ph.D.   Chief Scientific Officer (appointed       45     2006 (1)
(Class III)             November 3, 2003) and Director
                        (appointed January 11, 2006)

Thomas Staehelin        Director                                  61     2012
(Class II)

Ernest M. Stern         Director                                  58     2010
(Class I)

Marc Girard, DVM, D.Sc. Head of vaccine development               73     n/a
                        (appointed January 15, 2004, resigned
                         March 9, 2009, to continue as a
                         consultant to the Company)

(1) Under the Company's Bylaws that are subject to the Delaware General Corporation Law, directors are elected either (i) until the expiration of the term for which they are selected and until a successor has been selected and qualified or (ii) until their earlier death, resignation or removal. Accordingly, since we have not wanted to incur the cost of a shareholders meeting and, therefore, have not formally reelected the current directors for another term, the current directors will continue in their Board positions until their death, resignation or removal unless we decide to hold a shareholders meeting and extend their terms or select and qualify successors.

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

MARC GIRARD, DVM, D. SC.

Professor Girard has been a Consultant to Mymetics since January 2004. Prior to joining Mymetics, Professor Girard served as Director General, Fondation Merieux, in Lyon, France between 2001 and 2003. Between 1999 and 2001, Professor Girard served as Director, European Research Center for Virology and Immunology (CERVI), Lyon, France. Professor Girard has also taught as a professor since 1966, most recently between 1984 and 1999 at the Institut Pasteur, Paris, France where he also served as the Head of Laboratory of Molecular Virology, Department of Virology, Institut Pasteur, Paris between 1980 and 1999. During his career, Professor Girard has served the medical community in a variety of capacities, including as Head, HIV Vaccine Task Force, French National Agency for AIDS Research (ANRS), Paris between 1988 and 1998, the Chairman, Department of Virology, Institut Pasteur, Paris between 1997 and 1999 and the Chairman, European Consortium for an HIV Vaccine (EuroVac), Brussels between 1999 and 2002. Professor Girard received his D.V.M. (Alfort Veterinary College) in 1960, his D. Sc. (University of Paris) in 1967 and completed a post doctoral fellow in 1966 through studies with Prof. James Darnell, MIT then Albert Einstein College of Medicine and Prof. David Baltimore and Renato Dulbecco of the Salk Institute. Professor Girard is also the published author of several articles in his field of study.

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

MEETINGS OF THE BOARD OF DIRECTORS

In 2008, the Board of Directors held nine meetings, four of which were conducted by telephone conference call, and acted by unanimous written consent four times. All directors attended at least 75% of the total number of Board meetings. The Board of Directors has determined that Mr. Staehelin is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at the annual meetings of stockholders since it did not hold an annual meeting in 2008.

Shareholders may contact the Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at, 14, rue de la Colombiere, CH-1260 Nyon, Switzerland, Attn: Secretary. All communications directed to the board of directors or individual directors in this manner will be relayed to the intended recipients.

We do not have a separate nominating committee and do not believe that such a committee is required at this time given our emphasis on research and development rather than an active revenue generating business and our limited shareholder base.

DIRECTORS' FEES

Our non-Executive Directors became eligible for compensation of E10,000 each for their services as directors in 2008.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely on the review of the copies of such reports furnished to us, we believe that, with respect to our fiscal year ended December 31, 2008, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury and Professor Girard, in both cases due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC, and Thomas Staehelin.

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

Compensation Discussion and Analysis

      The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses, stock grants and stock options. Following review and approval by the Committee, action pertaining to executive compensation for the three named executive officers, our President and CEO, Christian J.F. Rochet, our CFO, Ernst Luebke, and our CSO, Sylvain Fleury, for 2008 is reported to the full Board of Directors for further consideration.

Compensation Philosophy

      The Company's compensation of executive officers and its philosophy regarding executive compensation is comprised of the following characteristics:

          (i)   Competitive base salary;

          (ii) Granting stock awards as a portion of the total compensation, which vest over a certain number of years; and

          (iii) Granting performance-based bonuses either in cash or common stock.

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

Compensation of Chief Scientific Officer

      Dr. Fleury was our Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Fleury's efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Dr. Fleury's salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in the animal studies leading to the Company's ability to commence Phase I clinical trials for its HIV-AIDS vaccine in addition to his role in the negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine.

                           SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                                          Nonqualified
                                                                             Non-Equity     Deferred
                                                           Stock    Option   Incentive    Compensation   All Other
                                                    Bonus  Awards   Awards      Plan        Earnings    Compensation      Total
Name and Principal Position      Year  Salary (E)    (E)    (E)      (E)        (E)           (E)           (E)            (E)
----------------------------     ----  ------------ ----- --------  ------  ------------  ------------  ------------  --------------
Christian J.-F. Rochet (PEO) (1) 2008  E216,000 (5)  -           -     -          -            -              -       E  216,000 (5)
                                 2007  E216,000 (5)  -    E807,000     -          -            -              -       E1,023,000 (5)
                                 2006  E180,000 (5)  -           -     -          -            -              -       E  180,000 (5)

Ernst Luebke (PFO) (2)           2008  E216,000 (5)  -           -     -          -            -              -       E  216,000 (5)
                                 2007  E216,000 (5)  -    E672,000     -          -            -              -       E  888,000 (5)
                                 2006  E180,000 (5)  -           -     -          -            -              -       E  180,000 (5)

Sylvain Fleury, Ph. D. (3)       2008  E216,000 (5)  -           -     -          -            -              -       E  216,000 (5)
                                 2007  E216,000 (5)  -    E672,000     -          -            -              -       E  888,000 (5)
                                 2006  E180,000 (5)  -           -     -          -            -              -       E  180,000 (5)

Marc Girard, DVM, D.Sc. (4)      2008  E 48,000      -           -     -          -            -              -       E   48,000 (5)
                                 2007  E 48,000      -           -     -          -            -              -       E   48,000 (5)
                                 2006  E 48,000      -           -     -          -            -              -       E   48,000 (5)

(1) Mr. Rochet has been our President and Chief Executive Officer since July 31, 2003.

(2) Mr. Luebke has been our Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(3) Dr. Fleury has been appointed as our Chief Scientific Officer on November 3, 2003.

(4) Professor Girard has acted as Head of Vaccine Development since January 15, 2004, a position from which he has resigned for health reasons, as noted above, but he continues to act in an advisory capacity under a consulting agreement.

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

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO for five years commencing July 1, 2006. Dr. Fleury receives an annual salary of E216,000 and is entitled to cash bonuses of 3% of all payments to be received from industry partners of the Company. If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of March 26, 2009, by: (a) each of our named executive officers;
(b) each of our directors; (c) each person known to us to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 195,313,630 shares of our common stock outstanding on March 26, 2009. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 26, 2009, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

               NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF
                 BENEFICIAL OWNER                   TITLE OF CLASS   BENEFICIAL OWNERSHIP   PERCENT OF CLASS
               -------------------                  --------------   --------------------   ----------------
Round Enterprises Ltd.                                  Common            44,814,000             22.94%
St. Peter Port, Guernsey

Ernst Luebke (1)                                        Common            10,079,418 (2)          5.16%
Chief Financial Officer, Secretary and Director

Christian Rochet (1)                                    Common             7,377,138 (3)          3.78%
Chief Executive Officer, President and Director

Dr. Sylvain Fleury (1)                                  Common             6,500,000 (4)          3.33%
Chief Scientific Officer, and Director

Dr. Thomas Staehelin (1)                                Common             8,300,000              4.25%
Director

Prof. Marc Girard (1)                                   Common             1,000,000 (5)          0.51%
Consultant and member of the SAB

Mr. Ernest M. Stern (1)                                 Common             1,500,000              0.77%
Director and outside Counsel

All current executive officers and                      Common            34,756,556             17.80%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

During 2008, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to the registrant for professional services rendered by Peterson Sullivan LLP during fiscal years 2008 and 2007:

                       2008     2007
                     -------   -------
Audit Fees           $57,000   $57,000
Audit-Related Fees         -         -
Tax Fees               8,000    41,000
All Other Fees             -         -
                     -------   -------
Total                $65,000   $98,000
                     =======   =======

Audit Fees. Audit fees consist of fees for the audit of the registrant's annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported as Audit Fees. During fiscal 2008 and 2007, the services provided in this category included due diligence reviews, audits of employee benefit funds, and consulting on accounting standards and transactions.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2008 and 2007, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our Board of Directors pre-approved all services to be provided by Peterson Sullivan LLP.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)(1) Index to Financial Statements

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets

            Consolidated Statements of Operations and Comprehensive Loss

            Consolidated Statements of Changes in Shareholders' Equity (Deficit)

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

     10.50 Settlement Agreement dated March 19, 2007 between Mymetics and MFC Merchant Bank S.A. (22)

     10.51 Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

     10.52 Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

     10.53 Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

     10.54 Non-Executive Director Agreement dated 21 January, 2008 between the Company and Mr Ernest M Stern.(24)

     10.55 NGIN Material Transfer Agreement dated 11 February 2008 between the Company, Institute Cochin, Universite Paris Descartes and
            Pevion Biotech.(25)

     10.56 Acquisition & License Agreement dated 19 May 2008 between the Company and Pevion Biotech Ltd. (26)

     10.57 Extension of Convertible Note Maturity Date Agreement dated 22 August 2008 between the Company, Anglo Irish Bank and Round

            Enterprises Ltd. (27)

     10.58 Gp41 Manufacturing Technology Agreement dated 26 January 2009 between the Company and PX Therapeutics (28)

     10.59 Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. ("Bestewil") from its parent, Norwood Immunology Limited ("NIL"), and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. now held by Bestewil. (29)

     10.60 Resignation of Prof Marc Girard as Head of vaccine development for reasons of personal health. (30)

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

 (8) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

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

(22) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on March 21, 2007.

(23) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on January 14, 2008.

(24) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on January 25, 2008.

(25) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on February 19, 2008.

(26) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on May 19, 2008.

(27) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on June 30, 2008.

(28) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on January 30, 2009.

(29) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on March 5, 2009.

(30) Incorporated by reference to the Company's report on Form 8-K filed With the Securities and Exchange Commission on March 9, 2009.

     (c) Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries
Nyon, Switzerland

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and for the period from May 2, 1990 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and for the period from May 2, 1990 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenue, which has resulted in significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 20, 2009

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2008 and 2007
                             (In Thousands of Euros)

                                                                              2008       2007
                                                                            --------   --------
                                  ASSETS
Current Assets
   Cash                                                                     E    509   E    159
   Short-term investments                                                         --         60
   Receivables officer                                                             8         71
   Receivables other                                                               6         --
   Prepaid expenses                                                               75         17
                                                                            --------   --------
      Total current assets                                                       598        317
  Property and equipment, net of accumulated
  depreciation of E18 and E2 at December 31,
  2008 and 2007, respectively                                                     76         10
                                                                            --------   --------
                                                                            E    674   E    317
                                                                            ========   ========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                                                         E    991   E  2,307
   Taxes and social costs payable                                                 25          4
   Current portion of convertible notes payable
   to related parties                                                             --      2,000
   Other                                                                          --         52
                                                                            --------   --------
      Total current liabilities                                                1,016      4,363
   Convertible notes payable to related parties,
   less current portion                                                        8,973        150
                                                                            --------   --------
      Total liabilities                                                        9,989      4,513
Shareholders' Equity (Deficit)
      Common stock, U.S. $.01 par value;
         495,000,000 shares authorized; issued 194,313,630
         at December 31, 2008 and 186,963,630 at December 31, 2007             1,742      1,694
      Common stock issuable, 1,000,000 at December 31, 2008 and
      500,000 at December 31, 2007                                                 7          3
      Preferred stock, U.S. $.01 par value;
         5,000,000 shares authorized; none issued or outstanding                  --         --
      Additional paid-in capital                                              20,155     18,401
      Deficit accumulated during the development stage                       (31,904)   (24,966)
      Accumulated other comprehensive income                                     685        672
                                                                            --------   --------
                                                                              (9,315)    (4,196)
                                                                            --------   --------
                                                                            E    674   E    317
                                                                            ========   ========

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Years Ended December 31, 2008 and 2007 and
          the Period from May 2, 1990 (Inception) to December 31, 2008
                 (In Thousands of Euros, Except Per Share Data)

                                                         Accumulated
                                                            During
                                                         Development
                                                            Stage
                                                       (May 2, 1990 to
                                                         December 31,
                                     2008      2007          2008)
                                   -------   -------   ---------------
Revenues
   Sales                           E    --   E    --       E    224
   Interest                             --        --             34
   Gain on extinguishment of debt       --       774            774
   Government grants                    65        --             65
                                   -------   -------       --------
                                        65       774          1,097
Expenses
   Research and development          2,692     5,981         14,302
   General and administrative        3,693     3,945         14,761
   Bank fee                             --        --            935
   Interest                            583       138          1,952
   Goodwill impairment                  --        --            209
   Depreciation and amortization        17        --            530
   Directors' fees                      --        --            274
   Other                                --        --             10
                                   -------   -------       --------
                                     6,985    10,064         32,973
                                   -------   -------       --------
Loss before income tax provision    (6,920)   (9,290)       (31,876)
Income tax provision                   (18)       (4)           (28)
                                   -------   -------       --------
   Net loss                         (6,938)   (9,294)       (31,904)

Other comprehensive income
   Foreign currency translation
      adjustment                        13       (75)           685
                                   -------   -------       --------
Comprehensive loss                 E(6,925)  E(9,369)      E(31,219)
                                   =======   =======       ========
Basic and diluted loss per share   E (0.04)  E (0.06)
                                   =======   =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
        For the Period from May 2, 1990 (Inception) to December 31, 2008
                             (In Thousands of Euros)

                                                                                                            Accumulated
                                                                                                              Other
                                                                                                           Comprehensive
                                                                                               Deficit       Income -
                                                                                             Accumulated     Foreign
                                                                                 Additional   During the     Currency
                                                Date of      Number of     Par     Paid-in   Development   Translation
                                              Transaction     Shares      Value    Capital      Stage       Adjustment      Total
                                            --------------  ----------    -----  ----------  -----------   ------------    --------
Balance at May 2, 1990
   Shares issued for cash                      June 1990    33,311,361     E119    E   --     E     --       E    --       E   119
   Net losses to December 31, 1999                                  --       --        --         (376)           --          (376)
Balance at December 31, 1999                                33,311,361      119        --         (376)           --          (257)
                                                            ----------     ----    ------     --------       -------       -------
   Bank fee                                                         --       --       806           --            --           806
   Net loss for the year                                            --       --        --       (1,314)           --        (1,314)
                                                            ----------     ----    ------     --------        ------       -------
Balance at December 31, 2000                                33,311,361      119       806       (1,690)           --          (765)
   Effect on capital structure resulting
      from a business combination              March 2001    8,165,830      354      (354)          --            --            --
   Issuance of stock purchase warrants in
      connection with credit facility
      (restated)                               March 2001           --       --       210           --            --           210
   Issuance of shares for bank fee             March 2001    1,800,000       21       (21)          --            --            --
   Issuance of shares for bank fee             June 2001       225,144        3        (3)          --            --            --
   Issuance of shares for cash                 June 2001     1,333,333       15     2,109           --            --         2,124
   Exercise of stock purchase warrants in
   repayment of debt                           June 2001     1,176,294       13       259           --            --           272
   Exercise of stock purchase warrants for
      cash                                   December 2001   3,250,000       37       563           --            --           600
   Net loss for the year (restated)                                 --       --        --       (1,848)           --        (1,848)
   Translation adjustment                                           --       --        --           --           100           100
                                                            ----------     ----    ------     --------       -------       -------
Balance at December 31, 2001                                49,261,962      562     3,569       (3,538)          100           693
   Exercise of stock options                  March 2002        10,000       --         8           --            --             8
   Issuance of stock purchase warrants for
      bank fee                                 June 2002            --       --        63           --            --            63
   Exercise of stock purchase warrants in
      repayment of debt                        July 2002     1,625,567       16       396           --            --           412
   Issuance of remaining shares from 2001
      business combination                    August 2002       46,976        1        (1)          --            --            --
   Net loss for the year                                            --       --        --       (3,622)           --        (3,622)
   Translation adjustment                                           --       --        --           --            97            97
                                                            ----------     ----    ------     --------       -------       -------
Balance at December 31, 2002                                50,944,505      579     4,035       (7,160)          197        (2,349)
                                                            ==========     ====    ======     ========       =======       =======
   Issuance of shares for services          September 2003     400,000        4        29           --            --            33
   Shares retired                            October 2003          (51)       -         -           --            --            --
   Issuance of shares for services           November 2003   1,500,000       12       100           --            --           112
   Issuance of shares for cash               December 2003   1,500,000       12       113           --            --           125
   Issuance of stock purchase warrants for
      financing fee                          December 2003          --       --        12           --            --            12
   Net loss for the year                                            --       --        --       (2,786)           --        (2,786)
   Translation adjustment                                           --       --        --           --           453           453
                                                            ----------     ----    ------     --------       -------       -------
Balance at December 31, 2003                                54,344,454      607     4,289       (9,946)          650        (4,400)
                                                            ==========     ====    ======     ========       =======       =======
   Issuance of shares for services           January 2004      550,000        5        27           --            --            32
   Issuance of shares for cash               January 2004    2,000,000       17       150           --            --           167
   Issuance of stock purchase warrants for
      financing fee                          January 2004           --       --        40           --            --            40
   Issuance of shares for cash               February 2004   2,500,000       21       187           --            --           208
   Issuance of stock purchase warrants for
      financing fee                          February 2004          --       --        62           --            --            62
   Issuance of shares for services            April 2004       120,000        1        11           --            --            12
   Issuance of shares for bank fee             May 2004        500,000        4        62           --            --            66
   Issuance of shares for cash                 May 2004      2,000,000       16       148           --            --           164
   Issuance of shares for services            August 2004      250,000        2        26           --            --            28
   Issuance of shares for cash                August 2004    1,466,667       12       128           --            --           140
   Issuance of stock purchase warrants for
      financing fee                           August 2004           --       --        46           --            --            46
   Issuance of shares for services          September 2004     520,000        4        29           --            --            33
   Issuance of shares for cash              September 2004      50,000       --         4           --            --             4
   Issuance of shares for services           October 2004    2,106,743       16       132           --            --           148
   Issuance of shares for services           November 2004   2,000,000       15       177           --            --           192
   Issuance of shares for cash               November 2004      40,000       --         4           --            --             4
   Net loss for the year                                            --       --        --       (2,202)           --        (2,202)
   Translation adjustment                                           --       --        --           --           191           191
                                                            ----------     ----    ------     --------       -------       -------
Balance at December 31, 2004                                68,447,864     E720    E5,522     E(12,148)      E   841       E(5,065)
                                                            ==========     ====    ======     ========       =======       =======
   Issuance of shares for services           January 2005      500,000        4        83           --            --            87
   Issuance of shares for services            March 2005       200,000        2        33           --            --            35
   Issuance of shares for services            March 2005     1,500,000       11       247           --            --           258
   Issuance of shares for services            April 2005        60,000        1        10           --            --            11
   Issuance of shares for cash                 May 2005         52,000       --         5           --            --             5
   Issuance of shares for cash                 June 2005        50,000       --         3           --            --             3
   Issuance of shares for cash                 June 2005        50,000       --         3           --            --             3
   Issuance of shares for cash                 June 2005       343,500        3        14           --            --            17
   Issuance of shares for cash                 June 2005        83,300        1         3           --            --             4
   Issuance of shares for cash                 June 2005       100,000        1         4           --            --             5
   Issuance of shares for cash                 July 2005       144,516        1         6           --            --             7
   Issuance of shares for cash                 July 2005       144,516        1         6           --            --             7
   Issuance of shares for cash                 July 2005       144,516        1         6           --            --             7
   Issuance of shares for cash                August 2005      206,452        2         8           --            --            10
   Issuance of shares for cash                August 2005       50,000       --         2           --            --             2
   Issuance of shares for services          September 2005     500,000        4         8           --            --            12
   Issuance of shares for services          September 2005     500,000        4         8           --            --            12
   Issuance of shares for services          September 2005     500,000        4         8           --            --            12
   Issuance of shares for services          September 2005     300,000        3         5           --            --             8
   Issuance of shares for services          September 2005      68,000        1         1           --            --             2
   Issuance of shares for services          September 2005     173,200        1         3           --            --             4
   Issuance of shares for cash               October 2005       87,459        1         2           --            --             3
   Issuance of shares for services           October 2005      185,000        2         6           --            --             8
   Issuance of shares for cash               October 2005      174,918        1         5           --            --             6
   Issuance of shares for cash               October 2005      116,612        1         3           --            --             4
   Issuance of shares for cash               November 2005     116,611        1         3           --            --             4
   Issuance of shares for cash               November 2005     390,667        3         3           --            --             6
   Issuance of shares for services           November 2005      20,000       --        --           --            --            --
   Issuance of shares for services           November 2005      20,000       --        --           --            --            --
   Issuance of shares for services           November 2005      20,000       --        --           --            --            --
   Issuance of shares for services           November 2005     500,000        5         9           --            --            14
   Issuance of shares for services           December 2005     140,000        2         2           --            --             4
   Issuance of shares for cash               December 2005     390,667        3         3           --            --             6
   Issuance of shares for cash               December 2005     390,666        3         3           --            --             6
   Issuance of shares for cash               December 2005   6,000,000       50       200           --            --           250
   Net loss for the year                                            --       --        --       (1,939)           --        (1,939)
   Translation adjustment                                           --       --        --           --           (98)          (98)
                                                            ----------     ----    ------     --------       -------       -------
Balance at December 31, 2005                                82,670,464      837     6,227      (14,087)          743        (6,280)
                                                            ==========     ====    ======     ========       =======       =======
   Issuance of shares for services           January 2006    2,500,000       21        31           --            --            52
   Issuance of shares for cash               January 2006    4,000,000       33       132           --            --           165
   Issuance of shares for services           January 2006      100,000        1         2           --            --             3
   Issuance of shares for cash                March 2006     1,500,000       12        38           --            --            50
   Issuance of shares for cash                March 2006     2,500,000       21        62           --            --            83
   Issuance of shares for cash                March 2006       250,000        2         6           --            --             8
   Issuance of shares for cash                March 2006     1,500,000       12        38           --            --            50
   Issuance of shares for services            April 2006       100,000        1         4           --            --             5
   Issuance of shares for cash                 May 2006        300,000        2         3           --            --             5
   Issuance of shares for cash                 May 2006        300,000        3         7           --            --            10
   Issuance of shares for cash                 May 2006      2,350,000       18        82           --            --           100
   Debt Conversion - non cash                  May 2006      1,000,000        8        31           --            --            39
   Issuance of shares for cash                 June 2006     2,600,000       20        80           --            --           100
   Debt Conversion - non cash                  July 2006     1,000,000        8        72           --            --            80
   Debt Conversion - non cash                  July 2006     1,000,000        8        72           --            --            80
   Debt Conversion - non cash                  July 2006     1,000,000        8        72           --            --            80
   Debt Conversion - non cash                  July 2006       500,000        4        36           --            --            40
   Issuance of shares for services           November 2006     300,000        2         4           --            --             6
   Issuance of shares for cash               November 2006   1,300,000       10        90           --            --           100
   Issuance of shares for cash               November 2006   1,280,000       10        90           --            --           100
   Issuance of shares for cash               December 2006   1,320,000       10        90           --            --           100
   Issuance of shares for cash               December 2006   1,320,000       10        90           --            --           100
   Issuance of shares for cash               December 2006     330,000        3        22           --            --            25
   Net loss for the year                                            --       --        --       (1,585)           --        (1,585)
   Translation adjustment                                           --       --        --           --             4             4
                                                           -----------    -----    ------     --------       -------       -------
Balance at December 31, 2006                               111,020,464    1,064     7,381      (15,672)          747        (6,480)
                                                           ===========    =====    ======     ========       =======       =======

   Issuance of shares for cash               January 2007      650,000        5        45           --            --            50
   Issuance of shares for services           January 2007      300,000        2         6           --            --             8
   Issuance of shares for services           January 2007      200,000        2         4           --            --             6
   Issuance of shares for services           January 2007      250,000        2         5           --            --             7
   Issuance of shares for services           February 2007     250,000        2         5           --            --             7
   Issuance of shares for cash               February 2007   1,420,000       11        99           --            --           110
   Issuance of shares for cash               February 2007     325,000        2        22           --            --            24
   Issuance of shares for cash                 March 2007      650,000        5        45           --            --            50
   Issuance of shares for cash                 March 2007    8,712,000      115       875           --            --           990
   Debt Conversion - non cash                  March 2007   12,500,000       94     2,505           --            --         2,599
   Issuance of shares for services             April 2007      100,000        1        13           --            --            14
   Issuance of shares for services             April 2007      200,000        1        25           --            --            26
   Issuance of shares for services             April 2007    1,000,000        7        67           --            --            74
   Issuance of shares for cash                 May 2007      1,000,000        7       140           --            --           147
   Issuance of shares for cash                 May 2007        750,000        6       105           --            --           111
   Debt Cancellation - non cash                May 2007             --       --       242           --            --           242
   Debt Conversion - non cash                  June 2007     9,469,000       70       891           --            --           961
   Issuance of shares for cash                 June 2007     5,393,000       40       760           --            --           800
   Issuance of shares for services             June 2007       261,250        2        25           --            --            27
   Issuance of shares for services             June 2007       261,250        2        25           --            --            27
   Issuance of shares for officer
     compensation                              June 2007     2,500,000       19       318           --            --           337
   Issuance of shares for officer
     compensation                              June 2007     2,500,000       19       318           --            --           337
   Issuance of shares for officer
     compensation                              June 2007     4,000,000       30       508           --            --           538
   Issuance of shares for officer
     compensation                              June 2007     1,000,000        7       127           --            --           134
   Issuance of shares for officer
     compensation                              June 2007     6,000,000       45       762           --            --           807
   Issuance of shares for services             June 2007       135,000        1        12           --            --            13
   Issuance of shares for cash                 June 2007     2,250,000       17        12           --            --            29
   Issuance of shares for cash                 July 2007     5,550,000       42     1,208           --            --         1,250
   Issuance of shares for cash                August 2007      933,333        7       193           --            --           200
   Issuance of shares for services            August 2007    1,000,000        7        66           --            --            73
   Issuance of shares for services            August 2007    1,000,000        7        66           --            --            73
   Issuance of shares for services            August 2007      100,000        1         7           --            --             8
   Issuance of shares for services          September 2007     300,000        2        21           --            --            23
   Issuance of shares for cash              September 2007   1,666,667       12       344           --            --           356
   Cancellation of shares for collateral    September 2007  -2,000,000       --        --           --            --            --
   Issuance of shares for cash               October 2007    2,350,000       17       483           --            --           500
   Issuance of shares for cash               November 2007   2,966,666       21       623           --            --           644
   Issuance of shares for services           December 2007     500,000        3        48           --            --            51
   Net loss for the year                                            --       --        --       (9,294)           --        (9,294)
   Translation adjustment                                           --       --        --           --           (75)          (75)

                                                           -----------    -----    ------     --------       -------       -------
Balance at December 31, 2007                               187,463,630    1,697    18,401      (24,966)          672        (4,196)
                                                           ===========    =====    ======     ========       =======       =======
  Issuance of shares for services          January 2008        800,000        6        79           --            --            85
  Issuance of shares for services          January 2008        200,000        1        20           --            --            21
  Issuance of shares for cash             February 2008      1,000,000        7       326           --            --           333
  Issuance of shares for services           March 2008         500,000        3        73           --            --            76
  Issuance of shares for services           March 2008         500,000        3        73           --            --            76
  Issuance of shares for cash               June 2008          300,000        2        94           --            --            96
  Issuance of shares for cash               June 2008        1,300,000        8       492           --            --           500
  Issuance of shares for services           July 2008        2,000,000       13       239           --            --           252
  Issuance of shares for services          August 2008         250,000        2        39           --            --            41
  Issuance of shares for cash             December 2008      1,000,000        7       319           --            --           326
  Net loss for the period                                           --       --        --       (6,938)           --        (6,938)
  Translation adjustment                                            --       --        --           --            13            13
                                                           -----------    -----    ------     --------       -------       -------
Balance at December 31, 2008                               195,313,630    1,749    20,155      (31,904)          685        (9,315)
                                                           ===========    =====    ======     ========       =======       =======

The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2008 and 2007 and
          the Period from May 2, 1990 (Inception) to December 31, 2008
                             (In Thousands of Euros)

                                                                                   Total
                                                                                Accumulated
                                                                                   During
                                                                                Development
                                                                                   Stage
                                                                              (May 2, 1990 to
                                                                                December 31,
                                                          2008      2007           2008)
                                                        -------   -------     ---------------
Cash Flows from Operating Activities
   Net loss                                             E(6,938)  E(9,294)       E(31,904)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                          17        --             530
      Goodwill impairment                                    --        --             209
      Fees paid in warrants                                  --        --             223
      Gain on extinguishment of debt                         --      (774)           (774)
      Services and fees paid in common stock                551     2,590           5,135
      Amortization of debt discount                          --        --             210
      Changes in operating assets and liabilities,
         net of effects from reverse purchase
         Receivables                                         57       (56)             24
         Accounts payable                                (1,316)    1,148           1,747
         Taxes and social costs payable                      21        (1)             25
         Other                                             (110)     (247)            (37)
                                                        -------   -------        --------
            Net cash used in operating activities        (7,718)   (6,634)        (24,612)
Cash Flows from Investing Activities
   Patents and other                                         --       300            (393)
   Purchase of property and equipment                       (83)       --             (83)
   Short-term investments                                    60       (60)             --
   Cash acquired in reverse purchase                         --        --              13
                                                        -------   -------        --------
            Net cash provided by (used in)
                investing activities                        (23)      240            (463)
Cash Flows from Financing Activities
   Proceeds from the issuance of
      common stock and warrants                           1,255     5,360          11,630
   Borrowings from shareholders                              --       730             972
   Increase in notes payable and other
      short-term advances                                 6,823     1,999          13,917
   Decrease in notes payable and other
   short-term advances                                       --    (1,490)         (1,490)
   Loan fees                                                 --        --            (130)
                                                        -------   -------        --------
            Net cash provided by financing activities     8,078     6,599          24,899
Effect of exchange rate changes on cash                      13       (75)            685
                                                        -------   -------        --------
            Net increase in cash                            350       130             509
Cash, beginning of period                                   159        29              --
                                                        -------   -------        --------
Cash, end of period                                     E   509   E   159        E    509
                                                        =======   =======        ========

   The accompanying notes are an integral part of these financial statements.

                      MYMETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.

Mymetics Corporation (the "Company") was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Mymetics intends to expand its range of candidate vaccines and network of collaborators by the acquisition of Bestewil Holding B.V. from its parent, NORWOOD IMMUNOLOGY LIMITED ("NIL") , and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. See Note 7 Subsequent Events.

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2008, the Company had not performed any clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenue. Revenue reported by the Company for 2008 consist of incidental grant revenue. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E31,904 at December 31, 2008. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E418 as of December 31, 2008, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Cash and Cash Flow Disclosure

Cash deposits are occasionally in excess of insured amounts. Interest paid was zero in 2008 and E138 in 2007. The Company has paid no income tax since its inception.

Short Term Investments

Short term investments consisted of time deposits with initial three-month maturities. Short term investments were reported at market value which approximates cost and there were no gains or losses in 2008.

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Grant revenue is recognized when the associated costs are incurred.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2008 and 2007 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight line basis from the date placed in service. Estimated useful lives are usually taken as 3 years.

Current liabilities

Current liabilities at December 31,2008 include E25 due for taxes and social costs payable and the balance of E991 to various suppliers as accounts payable and accrued trade creditors.

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

The Company adopted the Financial Accounting Standards Board ("FASB") interpretation No. 48 ("FIN No. 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial position.

As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company's United States tax returns are open to audit for the years ended December 31, 2005 to 2008. The accounts for our Luxembourg subsidiary LUXEMBOURG 6543 S.A. are open to audit for the years ended December 31 2005 to 2008 and the accounts for our Swiss subsidiary Mymetics Management Sarl are open to audit for the years ended December 31 2007 to 2008.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares (including shares issuable) was 191,949,969 for the year ended December 31, 2008 and 156,418,377 for the year ended December 31, 2007. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2008. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, ("FAS 123R").

Compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company amortizes stock compensation cost ratably over the requisite service period.

There were no options issued in 2008 and 2007, and there were no stock options that vested in any of these years.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP 157-1), which excludes SFAS No. 13, "Accounting for Leases" and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company is required to adopt SFAS 157 as amended by FSP 157-1 and FSP 157-2 on January 1, 2009, the beginning of its fiscal year 2009 (as related to nonfinancial assets and liabilities). The Company does not expect the application of SFAS No. 157 (as related to nonfinancial assets and liabilities) to have a material effect on the Company's consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company's consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share." FSP EITF 03-06-1 did not have any impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009. The Company does not expect the application of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS
141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on January 1, 2009, the beginning of its fiscal year 2009. The Company does not expect the application of SFAS 141R to have a material effect on its consolidated financial statements for the period up to December 31, 2008. It is anticipated that the subsequent acquisition of Bestewil Holding B.V and Virosome Biologicals B.V. will require consideration of SFAS No. 141R for the period ending December 31, 2009.

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, short-term investments, receivables, accounts payable, and convertible notes payable. The carrying value of cash, accounts receivable and accounts payable approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its short-term investments to fair value with any unrecognized gains or losses recorded as a component of "Accumulated Other Comprehensive Income" and thus the carrying value equals fair value. Management estimates that it is not practicable to estimate the fair value of the convertible notes payable due to the unique nature of the instruments.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2007, financial statements in order for them to conform to the current year presentation.

Note 2. Receivables

                                  2008   2007
                                  ----   ----
Receivable officer                   8     71
Receivable other                   144     --
                                   ---    ---
                                   152     71
Allowance for doubtful accounts   (138)    --
                                   ---    ---
                                   E14    E71
                                   ===    ===

Note 3. Transactions with Affiliates

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

Mr. Ernest M. Stern, the Company's outside U.S. counsel is both a director of the Company and a partner in Seyfarth Shaw LLP. Fees paid to Seyfarth Shaw in the year ended December 31, 2008, amounted to E95 for Mymetics.

Two of the Company's major shareholders have made available an aggregate E8,350 in the form of convertible, unsecured notes, representing approximately 25,300,000 potentially dilutive common shares at the Euro/$ exchange rate of
0.7095 at December 31, 2008.

The details of the notes are:

                                      Principal         Issue          Duration     Interest    Conversion
Lender                                 Amount            Date           (Note)        Rate        Price
------                               -----------      ----------       --------     --------    ----------
Eardley Holding A.G. (1)             E       150      06/23/2006         (3)         10% pa      US$ 0.50

Anglo Irish Bank (Suisse) S.A. (2)   E       500      10/21/2007         (4)         10% pa      US$ 0.50

Round Enterprises Ltd.               E     1,500      12/10/2007         (4)         10% pa      US$ 0.50

Round Enterprises Ltd.               E     1,500      01/22/2008         (4)         10% pa      US$ 0.50

Round Enterprises Ltd.               E     2,000      04/25/2007         (4)         10% pa      US$ 0.50

Round Enterprises Ltd.               E     1,500      06/30/2007         (4)         10% pa      US$ 0.50

Round Enterprises Ltd.               E     1,200      11/18/2007         (4)         10% pa      US$ 0.50
                                     -----------
     Total Principal Amounts         E     8,350
                                     -----------
     Accrued Interest                E       623
                                     -----------
     Total                           E     8,973
                                     ===========

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

(4)  The earlier of (i) July 31, 2010 or (ii) upon an event of default

Note 4. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                   2008     2007
                                                 -------   -------
U.S. Federal statutory rates on loss from
   operations                                    E(2,353)  E(3,160)
Effect of exchange rate changes on
   U.S. net operating loss carryforward             (454)      639
Increase in valuation allowance                    2,925     3,546
Prior year losses not previously recognized
   and other                                        (100)   (1,021)
                                                 -------   -------
Income tax provision                             E    18   E     4
                                                 =======   =======

Deferred tax asset is composed of the following:

                                                        2008      2007
                                                      -------   -------
Licenses capitalized for United States tax purposes   E 1,385   E 1,598
Net operating loss carryforwards
   United States                                        8,722     5,586
   Luxembourg                                             173       171
                                                      -------   -------
                                                       10,280     7,355
Less valuation allowance for deferred tax asset       (10,280)   (7,355)
                                                      -------   -------
Net deferred tax asset                                E    --   E    --
                                                      =======   =======

The Company's provision for income taxes was derived from U.S., Swiss and Luxembourg operations. At December 31, 2008, the Company had estimated net operating loss carryforwards which expire as follows (the Luxembourg losses do not expire):

            United
            States   Luxembourg
           --------  ----------
2009       E     --
2010             --
2011            561
2012          1,028
2013             --
2014-2028    24,065
           --------      ----
           E 25,654      E786
           ========      ====

The Swiss affiliate made a taxable (intercompany) profit.

Note 5. Stock Option Plan

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. No options were issued in 2007 or 2008. The following table summarizes information with respect to this plan:

                                                Weighted
                                     Number     Average
                                       of       Exercise
                                     Shares      Price
                                   ---------   ---------
Outstanding and exercisable
   at December 31, 2007 and 2008     442,500   U.S. $ .97
                                   =========   ==========
Reserved for future grants
   at December 31, 2008            4,557,500
                                   =========

The weighted average contractual life is 4.1 years.

At December 31, 2008, exercise prices range from $0.12 to $3.50. There was no material intrinsic value on outstanding options at December 31, 2008.

The Company will issue new shares upon any options exercise.

Note 6. Commitments and Contingencies

Total rent expense per year was E20 for 2008 and E20 for 2007. The lease of the Company's Nyon administrative offices expires in 2012; the lease of the Company's scientific staff's offices near Lausanne expired in February 2009, when the Company moved into new scientific facilities at the same location, the lease of which will expire in 2018.

Future lease payments expected on the above office leases are as follows for the years ending December 31,

Office Rent Expected       2009   2010   2011   2012   2013  2014-18
                          -----  -----  -----  -----  -----  -------
NYON ...............      E  20  E  20  E  20  E  20  E  --  E    --
LAUSANNE ...........      E 117  E 117  E 117  E 117  E 117  E   585
GENEVA .............      E   2     --     --     --     --       --
                          =====  =====  =====  =====  =====  =======
TOTAL ..............      E 139  E 137  E 137  E 137  E 117  E   585

Note 7.

Subsequent Events

- On February 6, 2009, the company issued to Round Enterprise ltd. a convertible note for E1,500 carrying an interest rate of 10% p.a., with a maturity date of March 27, 2009, convertible at $0.50 per share. The Company is in the process of negotiating an extension to the maturity date for this note.

- On March 5, 2009, Mymetics and NIL entered into a Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock (the "Bestewil Shares") of Bestewil Holding B.V. ("Bestewil") from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics has agreed to pay E5,000 raised from bridge financing (the "Cash Consideration") to NIL at the closing date that is anticipated to be April 1, 2009 and to issue a convertible redeemable note (the "Note") in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company's common stock at a conversion rate of the lower of (i) $0.80 or (ii) the issue price of the shares of common stock that the Company intends to issue after the closing date for the purpose of raising the necessary funds to repay the bridge loan that the Company expects to issue to pay the Cash Consideration (the "Conversion Price") and secured by the Company's pledge of 1/3rd of the Bestewil Shares. In addition, Mymetics has granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price, subject to adjustment. Each of such share option shall give NIL the right to subscribe, for cash consideration equal to the Conversion Price, one common share of Mymetics. If shares are issued in the share capital of Mymetics with more favorable financial rights or preferences attached to them in the context of the fundraising required for the transaction contemplated in this agreement ("Preferred Shares"), at the election of NIL, one Preferred Share (the "Share Option"). Each Share Option shall be exercisable for a period of three years from the closing date.

Further contingent consideration to be paid after completion of the Share Purchase Agreement includes:

     - A payment of up to E 2,800 in cash in the event of a license agreement being signed by April 1, 2011 with a third party to access Bestewil intellectual property and know how in the field of Respiratory Syncytial Virus ("RSV Licence"),

     - A payment of up to E 3,000 in cash should a third party commence a Phase III clinical trial by April 1,2013 for its intranasal influenza vaccine licensed from Bestewil,

     - A payment of 50% of Mymetics' net royalties received from a RSV License, payable in cash,

     - A payment of 25% of any net amounts received by Mymetics from a third party Herpes Simplex Virus License based upon Bestewil intellectual property payable in cash.

Under the terms of the Share Purchase Agreement, Mymetics also intends to enter into an employment agreement at the closing date with Antonius Stegmann, CSO of Virosome Biologicals B.V.

The acquisition of Virosome Biologicals will expand Mymetics' current portfolio of vaccines and vaccine candidates.

The fair value of the consideration given to NIL, including contingent consideration, will be determined after the closing date, and will be allocated to the acquired assets and liabilities at that time.

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

Signature                                               Title
---------                            -------------------------------------------
/s/ Christian J.F. Rochet            Chief Executive Officer and Director
----------------------------------   (Principal Executive Officer)
Christian J.F. Rochet

----------------------------------
            March 26, 2009

/s/ Ernst Luebke                     Chief Financial Officer and Director
----------------------------------   (Principal Financial and Accounting Officer)
Ernst Luebke

----------------------------------
            March 26, 2009

/s/ Sylvain Fleury                   Chief Scientific Officer and
----------------------------------   Director
Sylvain Fleury, Ph. D.

----------------------------------
            March 26, 2009