Form 10-Q
period 2009-03-31
MYMETICS CORP
filed 2009-05-15
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-25132
MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	25-1741849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
European Executive Office
14, rue de la Colombiere
1260 Nyon (Switzerland)
(Address of principal executive offices)
011 41 22 363 13 10
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
(the registrant is not yet required to submit Interactive Data)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2009
Common Stock, $0.01 par value	195,563,630

ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	March 31,		December 31,
	2009		2008
ASSETS
Current Assets
Cash	E	100	E	509
Employee receivables		6		8
Receivable other		26		6
Prepaid expenses		13		75

Total current assets		145		598
Property and equipment, net of accumulated depreciation of E36 at March 31, 2009 and E18 at December 31, 2008		168		76

	E	313	E	674

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	2,947	E	991
Taxes and social costs payable		30		25
Current portion of convertible notes payable to related parties		1,521		—

Total current liabilities		4,498		1,016
Convertible notes payable to related parties, less current portion		9,178		8,973

Total liabilities		13,676		9,989

Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued and outstanding 195,563,630 at March 31, 2009 and 195,313,630 at December 31, 2008		1,751		1,742
Common stock issuable; nil shares at March 31, 2009 and 1,000,000 at December 31, 2008		—		7
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		20,191		20,155
Deficit accumulated during the development stage		(35,942)		(31,904)
Accumulated other comprehensive income		637		685

		(13,363)		(9,315)

	E	313	E	674

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	MARCH 31, 2009		MARCH 31, 2008		DEVELOPMENT STAGE
Revenue
Sales	E	—	E	—	E	224
Interest		—		—		34
Gain on extinguishment of debt		—		—		774
Government grants		—		—		65

		—		—		1,097

Expenses
Research and development		2,802		357		17,104
General and administrative		984		733		15,745
Bank fee		—		—		935
Interest		227		53		2,179
Goodwill impairment		—		—		209
Depreciation and amortization		18		—		548
Directors’ fees		—		—		274
Other		—		—		10

		4,031		1,143		37,004

Loss before income tax provision		(4,031)		(1,143)		(35,907)

Income tax provision		(7)		(2)		(35)

Net loss		(4,038)		(1,145)		(35,942)

Other comprehensive income
Foreign currency translation adjustment		(48)		2		637

Comprehensive loss	E	(4,086)	E	(1,143)	E	(35,305)

Basic and diluted loss per share	E	(0.02)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the Period from May 2, 1990 (Inception) to March 31, 2009
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income - Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility (restated)	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year (restated)		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693
Exercise of stock options	March 2002	10,000		—		8		—		—		8

Issuance of stock purchase warrants for bank fee	June 2002	—		—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		—		—		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		—		—		—
Net loss for the year		—		—		—		(3,622)		—		(3,622)
Translation adjustment		—		—		—		—		97		97

Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

Issuance of shares for services	September 2003	400,000		4		29		—		—		33
Shares retired	October 2003	(51)		—		—		—		—		—
Issuance of shares for services	November 2003	1,500,000		12		100		—		—		112
Issuance of shares for cash	December 2003	1,500,000		12		113		—		—		125
Issuance of stock purchase warrants for financing fee	December 2003	—		—		12		—		—		12
Net loss for the year		—		—		—		(2,786)		—		(2,786)
Translation adjustment		—		—		—		—		453		453

Balance at December 31, 2003		54,344,454		607		4,289		(9,946)		650		(4,400)

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income - Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of shares for services	January 2004	550,000		5		27		—		—		32
Issuance of shares for cash	January 2004	2,000,000		17		150		—		—		167
Issuance of stock purchase warrants for financing fee	January 2004	—		—		40		—		—		40
Issuance of shares for cash	February 2004	2,500,000		21		187		—		—		208
Issuance of stock purchase warrants for financing fee	February 2004	—		—		62		—		—		62
Issuance of shares for services	April 2004	120,000		1		11		—		—		12
Issuance of shares for bank fee	May 2004	500,000		4		62		—		—		66
Issuance of shares for cash	May 2004	2,000,000		16		148		—		—		164
Issuance of shares for services	August 2004	250,000		2		26		—		—		28
Issuance of shares for cash	August 2004	1,466,667		12		128		—		—		140
Issuance of stock purchase warrants for financing fee	August 2004	—		—		46		—		—		46
Issuance of shares for services	September 2004	520,000		4		29		—		—		33
Issuance of shares for cash	September 2004	50,000		—		4		—		—		4
Issuance of shares for services	October 2004	2,106,743		16		132		—		—		148
Issuance of shares for services	November 2004	2,000,000		15		177		—		—		192
Issuance of shares for cash	November 2004	40,000		—		4		—		—		4
Net loss for the year		—		—		—		(2,202)		—		(2,202)
Translation adjustment		—		—		—		—		191		191

Balance at December 31, 2004		68,447,864	E	720	E	5,522	E	(12,148)	E	841	E	(5,065)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion – non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion – non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion – non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion – non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion – non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion – non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation – non cash	May 2007	—	—	242	—	—	242
Debt Conversion – non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	-2,000,000	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income - Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of shares for services	January 2008	800,000		6		79		—		—		85
Issuance of shares for services	January 2008	200,000		1		20		—		—		21
Issuance of shares for cash	February 2008	1,000,000		7		326		—		—		333
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for cash	June 2008	300,000		2		94		—		—		96
Issuance of shares for cash	June 2008	1,300,000		8		492		—		—		500
Issuance of shares for services	July 2008	2,000,000		13		239		—		—		252
Issuance of shares for services	August 2008	250,000		2		39		—		—		41
Issuance of shares for cash	December 2008	1,000,000		7		319		—		—		326
Net loss for the year		—		—		—		(6,938)		—		(6,938)
Translation adjustment		—		—		—		—		13		13

Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		—		—		38
Net loss for the period		—		—		—		(4,038)		—		(4,038)
Translation adjustment		—		—		—		—		(48)		(48)

Balance at March 31, 2009		195,563,630	E	1,751	E	20,191	E	(35,942)	E	637	E	(13,363)

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	MARCH 31, 2009		MARCH 31, 2008		DEVELOPMENT STAGE
Cash flow from operating activities
Net Loss	E	(4,038)	E	(1,145)	E	(35,942)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		18		—		548
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		38		258		5,173
Amortization of debt discount		—		—		210
Changes in current assets and liabilities, net of effects from reverse purchase
Decrease (increase) in receivables		(18)		66		6
Increase (decrease) in accounts payable		1,956		(436)		3,703
Increase in taxes and social costs payable		5		4		30
Other		62		(3)		25

Net cash used in operating activities		(1,977)		(1,256)		(26,589)

Cash flows from investing activities
Patents and other		—		—		(393)
Purchase of property and equipment		(110)		—		(193)

Short-term investments		—		60		—
Cash acquired in reverse purchase		—		—		13

Net cash provided by (used in) investing activities		(110)		60		(573)

Cash flows from financing activities
Proceeds from issuance of common stock		—		333		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		1,726		1,553		15,643
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		1,726		1,886		26,625

Effect on foreign exchange rate on cash		(48)		2		637

Net change in cash		(409)		692		100

Cash, beginning of period		509		159		—

Cash, end of period	E	100	E	851	E	100

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.
The accompanying interim period consolidated financial statements of Mymetics Corporation (the “Company”) set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2008.
The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2009 were of a normal and recurring nature.
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
These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2009, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.
These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E35,942 at March 31, 2009. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.
The Company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Europe. To date, investors in Switzerland have purchased restricted common shares at prices at a premium to the market price of Mymetics shares and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission. In addition to purchasing shares, two of the Company’s principal shareholders have granted the Company unsecured convertible loans, which have a total value of E10,699 including interest due to date. Within this total, E1,521 mature in July 2009 with the remainder maturing in July 2010, the principal bears an interest rate of 10% and the whole amount has a conversion price of $0.50 per share. Management believes that the majority of these loans will either be converted or extended until the Company’s cash flow allows them to be paid in full. The Company expects to continue to rely on its existing high net worth shareholders. In addition collaboration is on going with two reputable Private Banking Organizations in order to create further equity investment by private placement to meet the Company’s expenses during the next 12 months.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.
Foreign Currency Translation
The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company’s reporting currency is the Euro because substantially all of the Company’s activities are conducted in Europe.
Cash
Cash deposits are occasionally in excess of insured amounts. Interest paid was nil and E53 for the three months ended March 31, 2009 and 2008, respectively. The Company has paid no income tax since its inception.
Revenue Recognition
Revenue related to the sale of products will be recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Research and Development
Research and development costs are expensed as incurred.
Taxes on Income
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 195,366,408 and 188,914,179 for the three months ended March 31, 2009 and 2008, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.
Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No shares are issued or outstanding at March 31 2009.
Stock-Based Compensation
The Company amortizes stock compensation cost ratably over the requisite service period.
There were no options issued in the three months ended March 31, 2009 or 2008 and there were no stock options that vested in either of those periods.
The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered. In the three months ended March 31, 2009, 250,000 shares were issued to an individual as part of a consultancy agreement. A further 500,000 shares are to be issued in the forthcoming six months under the terms of the same agreement.
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
Fair Values of Financial Instruments
The Company generally has the following financial instruments: cash, employee receivable, other receivable, accounts payable and convertible notes payable. The carrying value of cash, employee receivables, other receivable and accounts payable approximate their fair value based on the short-term nature of these financial instruments. Due to the unique nature of the convertible notes payable, management believes it is not practicable to estimate the fair value of these instruments.
Concentrations
The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd., a Swiss company that granted Mymetics exclusive licenses to use their virosome vaccine delivery technology in conjunction with the Company’s AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech is committed to supply the actual Virosomes and perform their integration with the Company’s antigens, which requires proprietary know-how, at Pevion’s premises. The agreement includes specific mechanisms to mitigate the risk of losing a key component of Mymetics’ vaccines should Pevion become unable to meet its commitment.
Related Party Transactions
The Company’s general counsel became a member of the Board of Directors on January 1, 2008.  The Company incurred professional fees to the counsel’s law firm during the period ended March 31, 2009, totaling E22 of which E16 is payable at March 31, 2009. The Company incurred professional fees to the counsel’s law firm during the period ended March 31, 2008, totaling E15.
Commitments
 As reported in the form 8k filed January 30, 2009, the Company and PX Therapeutics entered into an agreement pursuant to which Mymetics obtained an assignment of all the specific know-how of PX Therapeutics and a license to use general know-how from PX Therapeutics to optimize the production of an antigen derived from the Gp 41 viral protein in connection with the development of a vaccine by Mymetics against HIV AIDS. Under the terms of the agreement E300 was paid February, 2009, E300 is due for payment April, 2009, then further payments of E600 and E900 are due according to technical milestones, which are not date specific and indeed are not certain to be attained. In addition an annual payment of at least E200 (or 1% of related sales, if greater)is to be paid for the next five years.

New Accounting Pronouncements
No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.
Subsequent Events
On April 1, 2009 Mymetics and Norwood Immunology Limited (“NIL”) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”)raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of the lower of (i) $0.80 or (ii) the issue price of the shares of common stock that the Company intends to issue after the closing date for the purpose of raising the necessary funds to repay the bridge loan that the Company expects to issue to pay the Cash Consideration (the “Conversion Price”) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. If Mymetics issues shares of capital stock in connection with a financing to repay the Bridge Loan that have more favorable financial rights and preferences than its shares of common stock, NIL has the right, at its election, to purchase those shares in place of shares of Mymetics common stock.
Further contingent consideration to be paid under the Share Purchase Agreement includes:
•	A payment of up to E2,800 in cash in the event of a license agreement being signed by April 1, 2011 with a third party to access Bestewil intellectual property and know-how in the field of Respiratory Syncytial Virus (“RSV License”);

•	A payment of up to E3,000 in cash should a third party commence a Phase III clinical trial by April 1, 2013 for Mymetics’ intranasal influenza vaccine licensed from Bestewil;

•	A payment of 50% of Mymetics’ net royalties received from a RSV License, payable in cash; and

•	A payment in cash of 25% of any net amounts received by Mymetics from a third party herpes simplex virus license based upon Bestewil intellectual property.
Under the terms of the Share Purchase Agreement, Mymetics also intends to enter into an employment agreement with Antonius Stegmann, CSO of Virosome Biologicals B.V.
The acquisition of Virosome Biologicals will expand Mymetics’ current portfolio of vaccines and vaccine candidates.
The fair value of the consideration given to NIL, including contingent consideration, will be determined after the closing date, and will be allocated to the acquired assets and liabilities at that time.
Mymetics entered into secured, non-convertible loan agreements for a total of E5,000 with two of its principal shareholders as of April 3, 2009. The loans are bridge financing for the purchase of Bestewil and Virosome Biologicals B.V. secured against an agreed proportion of equity in those organizations. The maturity date for any unpaid portion of the principal is July 1, 2009 with an interest rate equivalent to an annual rate of 40%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2009 and 2008 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 and related notes and the description of the Company’s business and properties included elsewhere herein.
This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report are not purely historical, but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue”, “probably” or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.
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
Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our annual report on Form 10-K for the year ended December 31, 2008 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2008.
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Revenue was nil for the three months ended March 31, 2009 and 2008.
Costs and expenses increased to E4,031 for the three months ended March 31, 2009 from E1,143 (252.7%) for the three months ended March 31, 2008. Research and development expenses increased to E2,802 in the current period from E357 (684.9%) in the comparative period of 2008 as a result of increased activity in the development of new antigens and the initiation of phase I trials for HIV together with the ongoing phase Ib trials for Malaria. General and administrative expenses increased to E984 in the three months ended March 31, 2009 from E733 in the comparative period of 2008 (34.2%) due to accounting and compliance costs in relation to the proposed acquisition incurred during the three months ended March 31, 2009.
The Company reported a net loss of E4,038, or E0.02 per share, for the three months ended March 31, 2009, compared to a net loss of E1,145, or E0.01 per share, for the three months ended March 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
We had cash of E100 at March 31, 2009 compared to E509 at December 31, 2008.
We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.
As of March 31, 2009, we had an accumulated deficit of approximately E36 million, and we incurred losses of E4,038 in the three-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and our new malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
Accounts payable of E2,947 at March 31, 2009, include E6 due to our officers as unpaid salaries, fees and out-of-pocket expenses.
Net cash used in operating activities was (E1,977) for the three-month period ended March 31, 2009, compared to (E1,256) for the period ended March 31, 2008.
Investing activities used E110 during the three months ended March 31, 2009, as compared to providing E60 during the three months ended March 31, 2008, mostly as fittings for new office premises.
Financing activities provided cash of E1,726 for the three-month period ended March 31, 2009 compared to E1,886 in the same period last year.
Proceeds from issuance of common stock provided Nil during the three-month period ended March 31, 2009 compared to E333 in the same period in 2008.
Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. Under Executive Employment Agreements with our CEO, CFO and CSO, we pay our salaried executive officers a combined amount of E54 per month.
Since January 15, 2004, payments of E12 per quarter for Professor Marc Girard’s services as our Head of Vaccines Development were due pursuant to a consulting agreement dated June 10, 2004. As described on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009 Professor Girard resigned from this position for reasons of health, he will continue as a consultant to The Company. We owed Professor Girard E12 at March 31, 2009.

Monthly fixed and recurring expenses for “Property leases” of E11 represents the monthly lease and maintenance payments to unaffiliated third parties for our executive offices located at 14, rue de la Colombiere in Nyon (Switzerland) (100 square meters), which can be cancelled on six months notice. We also now lease 300 square meters in a new office facility on a campus recently established near Lausanne by the local state government to attract promising biotech companies. These facilities will be enhanced in 2010 with new laboratory facilities
Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.
Interest expense of E227 refers to interest incurred on convertible notes payable to shareholders which carry an interest rate of 10% and a conversion price of $US 0.50 per share.
As of March 31, 2009, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard. In addition, our Swiss subsidiary, Mymetics Management Sàrl, has on its payroll three assistants to our CEO, CFO and CSO, respectively, as well as two part-time and two full time employees performing various administrative services on our behalf as well as Dream Vaccines Foundation (“DVF” — see below), to whom such services are invoiced on a cost basis.
We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and malaria vaccines. Additional funding requirements during the next 12 months will arise as we continue our phase I clinical trial, which began in December 2008. We expect that funding for the cost of any clinical trials would be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.
In the past we have financed our research and development activities primarily through debt and equity financings from various parties.
We anticipate our operations will require approximately E28 million until December 31, 2009. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.
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
We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue phase I clinical trials in 2009. In accordance with our past strategy, we intend to subcontract such work to “best of class” research teams unless institutions such as the US National Institutes of Health (NIH) or the French CEA decide to conduct it at their own expense, which they presently do.
We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933,to this end we are now working closely with two reputable Private Banking Organizations in order to create further equity investment within the next three months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of future clinical trials.
Our early attempts at attracting grants from humanitarian donors have not been successful because such donors are usually barred from making donations to for-profit and/or publicly traded companies such as Mymetics. In addition, most humanitarian donors demand that grant recipients abandon their intellectual property rights or alternatively, severely limit their commercial margins on the sale of preventive vaccines in the developing world. Based on the discussions we have had so far with major pharmaceutical companies in view of entering into a partnership agreement, it is obvious that these potential partners are concerned with the prospect of having to limit their margins in the developing world. Therefore and in order to become both eligible for grants and attractive to potential partners, the Company created DVF, a not for profit organization, in 2008. Under DVF’s intended 501(c)(3)status, the Company intends to grant DVF royalty-free access to its intellectual property related to HIV and malaria vaccines through a cross-licensing agreement. The purpose of this agreement is to allow DVF to attract donor funds to initially finance R&D and clinical trials of vaccines specifically targeting underserved and impoverished populations. Mymetics will retain all intellectual property related to Clade B, the form of HIV virus prevalent in Europe and North America. DVF’s activities are not consolidated with Mymetics’ financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.
INTEREST RATE RISK
Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have no debt obligations which are sensitive to interest rate fluctuations as all our notes payable have fixed interest rates at 10% per annum.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
No changes of internal control over financial reporting were made in the three months ended March 31, 2009,
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither Mymetics Corporation nor our wholly owned subsidiaries 6543 Luxembourg SA and Mymetics Management Sàrl are presently involved in any litigation incident to our business.
MYMETICS S.A.(defunct)
On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership (“Redressement Judiciaire”) as a result of an ongoing dispute between Mymetics Corporation and a former officer and director. The company was subsequently dissolved under the control of the French court appointed judicial administrator.
Under the order of the French court, Mymetics S.A. sold its patents to Lomastar Technologies Sàrl, a Swiss company incorporated in Nyon, for E80 in order to pay its creditors and the administration costs of the case. We do not believe that the sale of the patents is significant to us since they expire in 2017 and 2018, the dates we first expect to be selling the vaccine. To protect the value of our intellectual property, however, we are negotiating an exclusive worldwide perpetual license with Lomastar Technologies with respect to these patents.
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

Dated: May 15, 2009	MYMETICS CORPORATION

	By:	/s/ Christian Rochet

President and Chief Executive Officer

	By:	/s/ Ernst Luebke

Chief Financial Officer