Form 10-Q
period 2009-06-30
MYMETICS CORP
filed 2009-08-19
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-25132
MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	25-1741849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
European Executive Office
Route de la Corniche, 4
1066 Epalinges (Switzerland)
(Address of principal executive offices)
011 41 21 653 45 35
(Registrant’s telephone number, including area code)
14, rue de la Colombiere
1260 Nyon (Switzerland)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2009
Common Stock, $0.01 par value	195,813,630

ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	June 30,		December 31,
	2009		2008
ASSETS
Current Assets
Cash	E	252	E	509
Employee receivables		11		8
Receivable other		38		6
Prepaid expenses		32		75

Total current assets		333		598
Property and equipment, net of accumulated depreciation of E57 at June 30, 2009 and E18 at December 31, 2008		286		76
Goodwill and intangible assets		9,531		—

	E	10,150	E	674

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	4,821	E	991
Payable to officers and employees		84		—
Taxes and social costs payable		23		25
Current portion of convertible notes payable to related parties		1,558		—

Total current liabilities		6,486		1,016
Convertible notes payable to related parties, less current portion		9,386		8,973
Advance from shareholders		6,643		—
Convertible note payable – other		2,530		—
Contingent acquisition liability		1,450		—

Total liabilities		26,495		9,989
Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued and outstanding 195,813,630 at June 30, 2009 and 195,313,630 at December 31, 2008		1,752		1,742
Common stock issuable; nil shares at June 30, 2009 and 1,000,000 at December 31, 2008		—		7
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		20,819		20,155
Deficit accumulated during the development stage		(39,558)		(31,904)
Accumulated other comprehensive income		642		685

		(16,345)		(9,315)

	E	10,150	E	674

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE SIX		FOR THE SIX		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	JUNE 30, 2009		JUNE 30, 2008		DEVELOPMENT STAGE
Revenue
Sales	E	61	E	—	E	285
Interest		—		—		34
Gain on extinguishment of debt		—		—		774
Government grants		13		—		78

		74		—		1,171

Expenses
Research and development		4,530		1,077		18,832
General and administrative		2,164		1,481		16,925
Bank fee		—		—		935
Interest		995		209		2,947
Goodwill impairment		—		—		209
Depreciation and amortization		39		—		569
Directors’ fees		—		—		274
Other		—		—		10

		7,728		2,767		40,701

Loss before income tax provision		(7,654)		(2,767)		(39,530)
Income tax provision		—		(5)		(28)

Net loss		(7,654)		(2,772)		(39,558)

Other comprehensive income
Foreign currency translation adjustment		(43)		7		642

Comprehensive loss	E	(7,697)	E	(2,765)	E	(38,916)

Basic and diluted loss per share	E	(0.04)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE
	MONTHS ENDED		MONTHS ENDED
	JUNE 30, 2009		JUNE 30, 2008
Revenue
Sales	E	61	E	—
Government grants		13		—

		74		—

Expenses
Research and development		1,728		720
General and administrative		1,180		748
Interest		768		156
Depreciation and amortization		21		—

		3,697		1,624

Loss before income tax provision		(3,623)		(1,624)
Income tax provision		7		(3)

Net loss		(3,616)		(1,627)
Other comprehensive income
Foreign currency translation adjustment		5		5

Comprehensive loss	E	(3,611)	E	(1,622)

Basic and diluted loss per share	E	(0.02)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)(UNAUDITED)
For the Period from May 2, 1990 (Inception) to June 30, 2009
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income - Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility (restated)	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year (restated)		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693
Exercise of stock options	March 2002	10,000		—		8		—		—		8

Issuance of stock purchase warrants for bank fee	June 2002	—		—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		—		—		412

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income - Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		—		—		—
Net loss for the year		—		—		—		(3,622)		—		(3,622)
Translation adjustment		—		—		—		—		97		97

Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

Issuance of shares for services	September 2003	400,000		4		29		—		—		33
Shares retired	October 2003	(51)		—		—		—		—		—
Issuance of shares for services	November 2003	1,500,000		12		100		—		—		112
Issuance of shares for cash	December 2003	1,500,000		12		113		—		—		125
Issuance of stock purchase warrants for financing fee	December 2003	—		—		12		—		—		12
Net loss for the year		—		—		—		(2,786)		—		(2,786)
Translation adjustment		—		—		—		—		453		453

Balance at December 31, 2003		54,344,454		607		4,289		(9,946)		650		(4,400)

Issuance of shares for services	January 2004	550,000		5		27		—		—		32
Issuance of shares for cash	January 2004	2,000,000		17		150		—		—		167
Issuance of stock purchase warrants for financing fee	January 2004	—		—		40		—		—		40
Issuance of shares for cash	February 2004	2,500,000		21		187		—		—		208
Issuance of stock purchase warrants for financing fee	February 2004	—		—		62		—		—		62
Issuance of shares for services	April 2004	120,000		1		11		—		—		12
Issuance of shares for bank fee	May 2004	500,000		4		62		—		—		66
Issuance of shares for cash	May 2004	2,000,000		16		148		—		—		164
Issuance of shares for services	August 2004	250,000		2		26		—		—		28
Issuance of shares for cash	August 2004	1,466,667		12		128		—		—		140
Issuance of stock purchase warrants for financing fee	August 2004	—		—		46		—		—		46
Issuance of shares for services	September 2004	520,000		4		29		—		—		33
Issuance of shares for cash	September 2004	50,000		—		4		—		—		4
Issuance of shares for services	October 2004	2,106,743		16		132		—		—		148
Issuance of shares for services	November 2004	2,000,000		15		177		—		—		192
Issuance of shares for cash	November 2004	40,000		—		4		—		—		4
Net loss for the year		—		—		—		(2,202)		—		(2,202)
Translation adjustment		—		—		—		—		191		191

Balance at December 31, 2004		68,447,864	E	720	E	5,522	E	(12,148)	E	841	E	(5,065)

Issuance of shares for services	January 2005	500,000		4		83		—		—		87
Issuance of shares for services	March 2005	200,000		2		33		—		—		35
Issuance of shares for services	March 2005	1,500,000		11		247		—		—		258
Issuance of shares for services	April 2005	60,000		1		10		—		—		11
Issuance of shares for cash	May 2005	52,000		—		5		—		—		5
Issuance of shares for cash	June 2005	50,000		—		3		—		—		3
Issuance of shares for cash	June 2005	50,000		—		3		—		—		3
Issuance of shares for cash	June 2005	343,500		3		14		—		—		17
Issuance of shares for cash	June 2005	83,300		1		3		—		—		4
Issuance of shares for cash	June 2005	100,000		1		4		—		—		5
Issuance of shares for cash	July 2005	144,516		1		6		—		—		7

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	-2,000,000	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

									Accumulated
									Other
								Deficit	Comprehensive
								Accumulated	Income - Foreign
					Additional			During the	Currency
	Date of	Number of	Par		Paid-in			Development	Translation
	Transaction	Shares	Value		Capital			Stage	Adjustment		Total
Issuance of shares for services	January 2008	800,000		6		79		—		—		85
Issuance of shares for services	January 2008	200,000		1		20		—		—		21
Issuance of shares for cash	February 2008	1,000,000		7		326		—		—		333
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for cash	June 2008	300,000		2		94		—		—		96
Issuance of shares for cash	June 2008	1,300,000		8		492		—		—		500
Issuance of shares for services	July 2008	2,000,000		13		239		—		—		252
Issuance of shares for services	August 2008	250,000		2		39		—		—		41
Issuance of shares for cash	December 2008	1,000,000		7		319		—		—		326
Net loss for the year		—		—		—		(6,938)		—		(6,938)
Translation adjustment		—		—		—		—		13		13

Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		—		—		38
Net loss for the period		—		—		—		(4,038)		—		(4,038)
Translation adjustment		—		—		—		—		(48)		(48)

Balance at March 31, 2009		195,563,630	E	1,751	E	20,191	E	(35,942)	E	637	E	(13,363)

Issuance of stock options for acquisition	April 2009	—		—		601		—		—		601
Issuance of shares for services	May 2009	250,000		1		27		—		—		28
Net loss for the period		—		—		—		(3,616)		—		(3,616)
Translation adjustment		—		—		—		—		5		5

Balance at June 30, 2009		195,813,630	E	1,752	E	20,819	E	(39,558)	E	642	E	(16,345)

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE SIX		FOR THE SIX		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	JUNE 30, 2009		JUNE 30, 2008		DEVELOPMENT STAGE
Cash flow from operating activities
Net Loss	E	(7,654)	E	(2,772)	E	(39,558)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		39		—		569
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		66		258		5,201
Amortization of debt discount		—		—		210
Changes in current assets and liabilities, net of effects from reverse purchase
Decrease(increase) in receivables		(3)		2		21
Increase(decrease) in accounts payable		3,739		(1,851)		5,486
Increase (decrease)in taxes and social costs payable		(2)		7		23
Other		50		207		13

Net cash used in operating activities		(3,765)		(4,149)		(28,377)

Cash flows from investing activities
Patents and other		—		—		(393)
Purchase of property and equipment		(151)		—		(234)
Acquisition of subsidiary, net of cash acquired of E58		(4,942)		—		(4,942)
Short-term investments		—		60		—
Cash acquired in reverse purchase		—		—		13

Net cash provided by (used in) investing activities		(5,093)		60		(5,556)

Cash flows from financing activities
Proceeds from issuance of common stock		—		333		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		8,644		5,209		22,561
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		8,644		5,542		33,543

Effect on foreign exchange rate on cash		(43)		7		642

Net change in cash		(257)		1,460		252

Cash, beginning of period		509		159		—

Cash, end of period	E	252	E	1,619	E	252

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2009 were of a normal and recurring nature.
The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceutical, and (iii) Resporatory Syncytial Virus (RSV)which is at the pre-clinical stage and is being developed in collaboration with MedImmune (Astra-Zeneca). The Company has established a network of companies to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.
These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2009, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.
These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E39,558 at June 30, 2009. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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
Cash
Cash deposits are occasionally in excess of insured amounts. Interest paid was Nil and E209 for the three months ended June 30, 2009 and 2008, respectively. Interest paid was Nil and E209 for the six months ended June 30, 2009 and 2008, respectively.
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
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 195,659,784 and 190,551,542 for the three months ended June 30, 2009 and 2008, respectively. The weighted average number of shares was 195,513,906 and 189,730,663 for the six months ended June 30, 2009 and 2008, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.

Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No shares are issued or outstanding at June 30 2009.
Stock-Based Compensation
The Company amortizes stock compensation cost ratably over the requisite service period.
There were no options issued in the three or six months ended June 30, 2008.
On April 1, 2009 Mymetics issued an option to Norwood Immunology Limited (“NIL”) as part of its acquisition of Bestewil Holding B.V. (“Bestewil”). See Note 2.
The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered. In the three and six months ended June 30, 2009, 250,000 and 500,000 shares were issued to an individual as part of a consultancy agreement. A further 250,000 shares are to be issued in the forthcoming three months under the terms of the same agreement.
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
Fair Values of Financial Instruments
The Company generally has the following financial instruments: cash, employee receivables, other receivables, accounts payable, taxes and social costs payable, convertible notes payable and advances from shareholders. The carrying value of cash, employee receivables, other receivables, accounts payable, taxes and social costs payable approximate their fair value based on the short-term nature of these financial instruments. Due to the unique nature of the convertible notes payable and advances from shareholders, management believes it is not practicable to estimate the fair value of these instruments.
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

Related Party Transactions
The Company’s general counsel became a member of the Board of Directors on January 1, 2008. The Company incurred professional fees to the counsel’s law firm during the three and six months ended June 30, 2009, totaling E22 and E69, respectively, of which E63 is payable at June 30, 2009. The Company incurred professional fees to the counsel’s law firm during the three and six months ended June 30, 2008, totaling E16 and E73, respectively.
Commitments
A milestone payment of E2,000 is to be made to Pevion Biotec by July 10th as a result of receiving the phase 1b interim report in accordance with the Acquisition and License Agreement for Malaria vaccine technology signed between Mymetics and Pevion on 18th April 2008. This amount is included in the accounts payable at June 30, 2009 and has subsequently been paid as required.
New Accounting Pronouncements
No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.
Subsequent Events
The Company’s Board of Directors elected Jacques-François Martin to be a member of the Board to fill a vacancy on the Board. In addition, the Board elected Mr. Martin to be Chairman of the Board. Mr. Martin became a member of the Mymetics Board effective June 23, 2009 and Christian Rochet resigned as President and CEO of Mymetics effective July 1, 2009, as disclosed on the form 8-K filed with the Securities Exchange Commission on June 23, 2009.
The Company’s Swiss subsidiary MYMETICS MANAGEMENT Sàrl was founded in 2007 to facilitate the conduct of business in Switzerland. This includes managing staff retirement and social security contributions, leasing Swiss premises and other such local tasks which a U.S. registered company cannot easily conduct without significant legal and organizational costs. On July 9, 2009 the company status was changed from Société à Responsabilité Limitée (Sàrl), which is used for small companies to Société Anonyme (S.A.) a designation associated with companies of a larger capital base. The name was also changed from MYMETICS MANAGEMENT Sàrl to MYMETICS S.A. and its by-laws changed to facilitate direct research, as may be required for Swiss and European grant funding which may not be available to a U.S. legal entity.
Subsequent events have been considered through August 19, 2009, the date of this filing.
Note 2. Acquisition of Bestewil
On April 1, 2009 Mymetics and Norwood Immunology Limited (“NIL”) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”)raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of the lower of (i) $0.80 or (ii) the issue price of the shares of common stock that the Company intends to issue after the closing date for the purpose of raising the necessary funds to repay the bridge loan that the Company expects to issue to pay the Cash Consideration (the “Conversion Price”) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. If Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than its shares of common stock, NIL had the right, at its election, to purchase those shares in place of shares of Mymetics common stock. However, the conversion price on the option and convertible debt is set at $0.80 since the Company did not issue stock subsequently at a lower price.
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
Under the terms of the Share Purchase Agreement, Mymetics has entered into an employment agreement with Antonius Stegmann, CSO of Virosome Biologicals B.V.
The acquisition of Virosome Biologicals has expanded Mymetics’ current portfolio of vaccines and vaccine candidates.
The acquisition of Bestewil has been recorded as a business combination. In a business combination, the purchase price of an acquired entity is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The preliminary estimate of the fair value of the purchase consideration for the Bestewil acquisition is determined as follows:

Amount
Cash paid to security holders	€5,000
Estimated fair value of convertible note payable issued	2,500
Estimated fair value of equity options issued	601
Estimated fair value of contingent consideration	1,450

Total purchase consideration	€9,551

The estimate of the fair value of the purchase consideration represents a preliminary estimate of the consideration issued for the acquisition of Bestewil. As the Company finalizes their fair value estimates of the purchase price consideration, the final fair values may be materially different. The estimated fair value of equity options issued has been revised to E601 from management’s initial estimate at the acquisition date.

The following table presents the amounts assigned to the assets acquired and liabilities assumed based on their estimated fair values at March 31, 2009:

Purchase Price
Allocation
Assets:
Current assets	€90
Goodwill and intangible assets	9,531
Property and equipment	98
Other non-current assets	7

Total assets	9,726

Liabilities:
Current liabilities	175

Total liabilities	€175

Total purchase consideration	€9,551

The above allocation is preliminary and will be finalized when management determines the value of acquired intangible assets.
The amounts of revenue and net loss of Bestewil since the acquisition date included in the consolidated income statement for the six months ended June 30, 2009 are E74 and E65, respectively. The amounts of revenue and net loss for the Company for the three and six months ended June 30,2009 as though the acquisition took place as of January 1,2008 are as follows:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2009		JUNE 30, 2009
Revenue	E	157	E	74
Net loss	E	(7,667)	E	(3,616)
The results above would not change had the acquisition taken place as of January 1, 2009. The amounts of revenue and net loss for the Company for the three and six months ended June 30, 2008 as though the acquisition took place as of January 1, 2008 are not practicable to determine due to lack of data for these periods.
Note 3. Debt Financing
The Company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Europe. To date, investors in Switzerland have purchased restricted common shares at prices at a premium to the market price of Mymetics shares and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission.
On April 3, 2009, Mymetics entered into secured, non-convertible loan agreements for a total of E5,000 with two of its principal shareholders. The loans were bridge financing for the purchase of Bestewil and Virosome Biologicals B.V. secured against an agreed proportion of equity in those organizations. The maturity and repayment terms for these loans are under re-negotiation as discussed below.

In addition to purchasing shares, two of the Company’s principal shareholders have granted the Company unsecured convertible loans, which have a total carrying value of E10,944 including interest due to date, and secured convertible loans, which have a total carrying value of E1,155 including interest due to date. The Company is currently in the process of renegotiating its financial arrangements with its major shareholders, the exact details have been finalized and are awaiting signature at the time of filing, the principals of agreement between the parties are that the E5,000 plus interest of E488 from the bridge loan used to acquire Bestewil Holding/Virosome Biological plus additional funding to be received will be secured against a proportion of the companies intellectual property with payment terms converted to align with existing longer term financing, which currently matures in July 2010, the principal bears an interest rate of 10% and the whole amount will have a conversion price of $0.80 per share.
Management has been given further reason to believe that the majority of these loans will either be extended until the Company’s revenue stream allows them to be paid in full or converted into stock without taking control of the Company. The Company expects to continue to rely on its existing high net worth shareholders until at least the end of 2009, these shareholders have indicated their continued support by advancing E1,150 in June and E2,000 in early July to meet specific operational requirements. A collaboration is on going with two reputable Private Financial Organizations in order to create further equity investment by private placement to meet the Company’s expenses during the next 12 months and beyond.
The details of the notes are:

	Principal		Issue	Duration	Interest	Conversion
Lender	Amount		Date	(Note)	Rate	Price
Round Enterprises Ltd.	E	1,500	02/09/2009	(5)	10% pa	US$	0.50

Total Principal Amount	E	1,500
Accrued Interest	E	58

Total current portion of Convertible Note	E	1,558

Eardley Holding A.G. (1)	E	135	06/23/2006	(3)	10% pa	US$	0.10
Anglo Irish Bank S.A. (2)	E	500	10/21/2007	(4)	10% pa	US$	0.50
Round Enterprises Ltd.	E	1,500	12/10/2007	(4)	10% pa	US$	0.50
Round Enterprises Ltd.	E	1,500	01/22/2008	(4)	10% pa	US$	0.50
Round Enterprises Ltd.	E	2,000	04/25/2007	(4)	10% pa	US$	0.50
Round Enterprises Ltd.	E	1,500	06/30/2008	(4)	10% pa	US$	0.50
Round Enterprises Ltd.	E	1,200	11/18/2008	(4)	10% pa	US$	0.50

Total Principal Amounts	E	8,335
Accrued Interest	E	1,051

Total Convertible Notes	E	9,386

	Principal		Issue	Duration	Interest	Conversion
Lender	Amount		Date	(Note)	Rate	Price
Round Enterprises Ltd.	E	4,000	04/03/2009	(6)	40% pa	US$	0.80
Eardley Holding A.G. (1)	E	1,000	04/03/2009	(6)	40% pa	US$	0.80
Round Enterprises Ltd.	E	1,150	06/16/2009	(8)	10% pa	US$	0.80

Total Principal Amounts	E	6,150
Accrued Interest	E	493

Total Advance from shareholders	E	6,643

Norwood Immunology Ltd.	E	2,500	04/03/2009	(7)	5% pa	US$	0.80

Total Principal Amount	E	2,500
Accrued Interest	E	30

Total Convertible Note — Other	E	2,530

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of Mymetics Corporation. Face value is stated in U.S. dollars at $ 190,000

(2)	Acting on behalf of Round Enterprises Ltd. which is controlled by a major shareholder.

(3)	The earlier of (i) 90 days after the Company receives its first cash payment from a major pharmaceutical strategic partner or (ii) upon an event of default

(4)	The earlier of (i) July 31, 2010 or (ii) upon an event of default

(5)	The original repayment date was set for July 1,2009, this is being renegotiated to be repaid including interest at the time when Mymetics has sufficient revenues.

(6)	The original bridge loan had a repayment date set for July 1,2009, with an interest rate of 40% pa this has been renegotiated to an interest rate of 10% pa with repayment to be the earlier of (i) July 31, 2010 or (ii) upon an event of default. The loan is secured against IP assets and convertible for shares.

(7)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum. See Note 2.

(8)	The earlier of (i) July 31, 2010 or (ii) upon an event of default. The loan is secured against IP assets and convertible for shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2009 and 2008 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 and related notes and the description of the Company’s business and properties included elsewhere herein.
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
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Revenue was E74 for the six months ended June 30, 2009, of which E61 and E13 relate to licensing agreements and grants respectively, and nil for the six months ended June 30, 2008. This revenue has been incurred by the acquired Company “Bestewil Holding/Virosome Biological”.
Costs and expenses increased to E 7,728 for the six months ended June 30, 2009 from E2,767 (179.3%) for the six months ended June 30, 2008. Research and development expenses increased to E4,530 in the current period from E1,077 (320.6%) in the comparative period of 2008 as a result of increased activity in the development of new antigens and the preparation for phase I trials for HIV together with the ongoing phase Ib trials for malaria. General and administrative expenses increased to E2,164 in the six months ended June 30, 2009 from E1,481 in the comparative period of 2008 (46.1%) due to accounting and compliance costs in relation to the Bestewil acquisition incurred during the six months ended June 30, 2009.

The Company reported a net loss of E7,654, or E0.04 per share, for the six months ended June 30, 2009, compared to a net loss of E2,772, or E0.01 per share, for the six months ended June 30, 2008.
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
Revenue was E74 for the three months ended June 30, 2009, of which E61 and E13 relate to licensing agreements and grants respectively, and nil for the three months ended June 30, 2008. This revenue has been incurred by the acquired Company “Bestewil Holding/Virosome Biological”.
Costs and expenses increased to E3,697 for the three months ended June 30, 2009 from E1,624 (127.6%) for the three months ended June 30, 2008. Research and development expenses increased to E1,728 in the current period from E720 (140.0%) in the comparative period of 2008, due to increased activity associated with HIV phase I trials. General and administrative expenses increased to E1,180 in the three months ended June 30, 2009 from E748 in the comparative period of 2008 (57.8%) mostly due to further costs in relation to the Bestewil acquisition incurred during the three months ended June 30, 2009.
The Company reported a net loss of E3,616, or E0.02 per share, for the three months ended June 30, 2009, compared to a net loss of E1,622, or E0.01 per share, for the three months ended June 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
We had cash of E252 at June 30, 2009 compared to E509 at December 31, 2008.
We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.
As of June 30, 2009, we had an accumulated deficit of approximately E40 million, and we incurred losses of E7,654 in the six-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and our new malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
Accounts payable of E4,821 at June 30, 2009, does not include E84 due to our officers as unpaid salaries, fees and out-of-pocket expenses.
Net cash used in operating activities was (E3,765) for the six-month period ended June 30, 2009, compared to (E4,149) for the period ended June 30, 2008.
Investing activities used E5,093 during the six months ended June 30, 2009, mostly for the acquisition of Bestewil, as compared to providing E60 during the six months ended June 30, 2008, from the sale of short term investments.
Financing activities provided cash of E8,644 for the six-month period ended June 30, 2009, primarily from notes payable and advances from shareholders, compared to E5,542 in the same period last year.
There were no proceeds from issuance of common stock during the six-month period ended June 30, 2009 compared to E333 in the same period in 2008.

Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for two of our executive officers, and payments under consulting contracts with two of our officers. Under Executive Employment Agreements with our CEO, CFO and CSO, we pay our salaried executive officers a combined amount of E54 per month.
Since January 15, 2004, we have made payments of E12 per quarter for Professor Marc Girard’s services pursuant to a consulting agreement dated June 10, 2004. Professor Girard resigned from his position as Head of Vaccine Development for the Company for reasons of health but will continue as a consultant to the Company. We owed Professor Girard E12 at June 30, 2009.
Monthly fixed and recurring expenses for “Property leases” of E11 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices located at 14, rue de la Colombiere in Nyon (Switzerland) (100 square meters), which can be cancelled on six months notice, and on our executive office located at Route de la Corniche 4, 1066 Epalinges which occupies 300 square meters in a new office facility on a campus recently established near Lausanne by the local state government to attract promising biotech companies. These facilities will be enhanced in 2010 with new laboratory facilities.
Included in professional fees are estimated recurring legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.
Interest expense of E995 refers to interest incurred on all of Company’s notes and advances(see detailed table in note 3).
As of June 30, 2009, we had three full-time salaried executives, exclusive of our contracts for the consulting services of Professor Girard. In addition, our Swiss subsidiary, Mymetics Management Sàrl, has on its payroll three assistants to our CEO, CFO and CSO, respectively, as well as two part-time and two full time employees performing various administrative services on our behalf as well as Dream Vaccines Foundation, to which such services are invoiced on a cost basis. Mymetics BV had one full time executive officer (CSO) and one part time assistant.
We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and malaria vaccines. Additional funding requirements during the next 12 months will arise as we continue to develop the pipeline of vaccines and move forward in our clinical trials. We expect that funding for the cost of any clinical trials will be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.
In the past we have financed our research and development activities primarily through debt and equity financings from various parties.
We anticipate our operations will require approximately E5 million until December 31, 2009. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.
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
We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue phase I clinical trials in 2009. In accordance with our past strategy, we intend to subcontract such work to “best of class” research teams unless institutions such as the US National Institutes of Health (NIH) or the French CEA decide to conduct such trials at their own expense, which they presently do.
We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. We are working closely with two private banking organizations in an effort to generate further equity investments within the next twelve months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into one or more licensing or partnership agreements with major pharmaceutical companies, and the results of future clinical trials.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates which could affect our financial condition and results of operations. We have not entered into derivative contracts for our own account to hedge against such risk.
INTEREST RATE RISK
Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have no debt obligations which are sensitive to interest rate fluctuations as all our notes payable have fixed interest rates, as specified on the individual loan notes.

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
Changes in Internal Control Over Financial Reporting
No changes of internal control over financial reporting were made in the three months ended June 30, 2009.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.
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
Neither Mymetics Corporation nor its wholly owned subsidiaries 6543 Luxembourg SA and Mymetics Management Sàrl, Bestewil BV or Mymetics BV are presently involved in any litigation incident to our business.
MYMETICS S.A.(defunct)
On February 7, 2006, the Tribunal de Commerce in Lyon, France placed our French subsidiary Mymetics S.A., under receivership (“Redressement Judiciaire”) as a result of an ongoing dispute between Mymetics Corporation and a former officer and director. The company was subsequently dissolved under the control of the French court appointed judicial administrator.
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

Dated: August 19, 2009	MYMETICS CORPORATION

	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ernst Luebke
Chief Financial Officer