Form 10-Q
period 2009-09-30
MYMETICS CORP
filed 2009-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2009
Common Stock, $0.01 par value	196,063,630

ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	September 30,		December 31,
	2009		2008

ASSETS

Current Assets
Cash	E	107	E	509
Employee receivables		4		8
Receivable other		59		6
Prepaid expenses		15		75

Total current assets		185		598
Property and equipment, net of accumulated depreciation of E77 at September 30, 2009 and E18 at December 31, 2008		259		76
Licence contract, net of accumulated amortization of E102 at September 30, 2009 and Nil at December 31, 2008		2,728		—
In-process research and development		2,073		—
Goodwill		4,628		—

	E	9,873	E	674

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	E	1,696	E	991
Payable to officers and employees		105		—
Taxes and social costs payable		24		25
Current portion of convertible notes payable to related parties		5,614		—

Total current liabilities		7,439		1,016
Convertible notes payable to related parties, less current portion		17,118		8,973
Convertible note payable — other		2,562		—
Contingent acquisition liability		1,450		—

Total liabilities		28,569		9,989
Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued and outstanding 196,063,630 at September 30, 2009 and 195,313,630 at December 31, 2008		1,754		1,742
Common stock issuable; nil shares at September 30, 2009 and 1,000,000 at December 31, 2008		—		7
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		20,840		20,155
Deficit accumulated during the development stage		(41,969)		(31,904)
Accumulated other comprehensive income		679		685

		(18,696)		(9,315)

	E	9,873	E	674

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE NINE		FOR THE NINE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	SEPTEMBER 30, 2009		SEPTEMBER 30, 2008		DEVELOPMENT STAGE
Revenue
Sales	E	99	E	—	E	323
Interest		—		—		34
Gain on extinguishment of debt		—		—		774
Government grants		13		—		78

		112		—		1,209

Expenses
Research and development		5,756		1,789		20,058
General and administrative		2,737		2,927		17,498
Bank fee		1		—		936
Interest		1,521		389		3,473
Goodwill impairment		—		—		209
Depreciation		60		—		590
Amortization of intangibles		102		—		102
Directors’ fees		—		—		274
Other		—		—		10

		10,177		5,105		43,150

Loss before income tax provision		(10,065)		(5,105)		(41,941)
Income tax provision		—		(4)		(28)

Net loss		(10,065)		(5,109)		(41,969)
Other comprehensive income Foreign currency translation adjustment		(6)		15		679

Comprehensive loss	E	(10,071)	E	(5,094)	E	(41,290)

Basic and diluted loss per share	E	(0.05)	E	(0.03)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30, 2009		SEPTEMBER 30, 2008
Revenue
Sales	E	38	E	—

Expenses
Research and development		1,226		712
General and administrative		573		1,446
Bank fee		1		—
Interest		526		180
Depreciation other		21		—
Amortization of intangibles		102		—

		2,449		2,338

Loss before income tax provision		(2,411)		(2,338)

Income tax provision		—		1

Net loss		(2,411)		(2,337)

Other comprehensive income
Foreign currency translation adjustment		37		8

Comprehensive loss	E	(2,374)	E	(2,329)

Basic and diluted loss per share	E	(0.01)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)(UNAUDITED)
For the Period from May 2, 1990 (Inception) to September 30, 2009
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income — Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990 Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility (restated)	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year (restated)		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693

Exercise of stock options	March 2002	10,000		—		8		—		—		8
Issuance of stock purchase warrants for bank fee	June 2002	—		—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		—		—		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		—		—		—
Net loss for the year		—		—		—		(3,622)		—		(3,622)
Translation adjustment		—		—		—		—		97		97
Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

Issuance of shares for services	September 2003	400,000		4		29		—		—		33
Shares retired	October 2003	(51)		—		—		—		—		—
Issuance of shares for services	November 2003	1,500,000		12		100		—		—		112
Issuance of shares for cash	December 2003	1,500,000		12		113		—		—		125
Issuance of stock purchase warrants for financing fee	December 2003	—		—		12		—		—		12
Net loss for the year		—		—		—		(2,786)		—		(2,786)
Translation adjustment		—		—		—		—		453		453

Balance at December 31, 2003		54,344,454		607		4,289		(9,946)		650		(4,400)

									Accumulated
									Other
							Deficit		Comprehensive
							Accumulated		Income — Foreign
					Additional		During the		Currency
	Date of	Number of	Par		Paid-in		Development		Translation
	Transaction	Shares	Value		Capital		Stage		Adjustment	Total

Issuance of shares for services	January 2004	550,000		5		27	—		—		32
Issuance of shares for cash	January 2004	2,000,000		17		150	—		—		167
Issuance of stock purchase warrants for financing fee	January 2004	—		—		40	—		—		40
Issuance of shares for cash	February 2004	2,500,000		21		187	—		—		208
Issuance of stock purchase warrants for financing fee	February 2004	—		—		62	—		—		62
Issuance of shares for services	April 2004	120,000		1		11	—		—		12
Issuance of shares for bank fee	May 2004	500,000		4		62	—		—		66
Issuance of shares for cash	May 2004	2,000,000		16		148	—		—		164
Issuance of shares for services	August 2004	250,000		2		26	—		—		28
Issuance of shares for cash	August 2004	1,466,667		12		128	—		—		140
Issuance of stock purchase warrants for financing fee	August 2004	—		—		46	—		—		46
Issuance of shares for services	September 2004	520,000		4		29	—		—		33
Issuance of shares for cash	September 2004	50,000		—		4	—		—		4
Issuance of shares for services	October 2004	2,106,743		16		132	—		—		148
Issuance of shares for services	November 2004	2,000,000		15		177	—		—		192
Issuance of shares for cash	November 2004	40,000		—		4	—		—		4
Net loss for the year		—		—		—	(2,202)		—		(2,202)
Translation adjustment		—		—		—	—		191		191

Balance at December 31, 2004		68,447,864	E	720	E	5,522	$(12,148)	E	841	E	(5,065)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	-2,000,000	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

The accompanying notes are an integral part of these financial statements.

									Accumulated
									Other
								Deficit	Comprehensive
								Accumulated	Income — Foreign
					Additional			During the	Currency
	Date of	Number of	Par		Paid-in			Development	Translation
	Transaction	Shares	Value		Capital			Stage	Adjustment		Total
Issuance of shares for services	January 2008	800,000		6		79		—		—		85
Issuance of shares for services	January 2008	200,000		1		20		—		—		21
Issuance of shares for cash	February 2008	1,000,000		7		326		—		—		333
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for cash	June 2008	300,000		2		94		—		—		96
Issuance of shares for cash	June 2008	1,300,000		8		492		—		—		500
Issuance of shares for services	July 2008	2,000,000		13		239		—		—		252
Issuance of shares for services	August 2008	250,000		2		39		—		—		41
Issuance of shares for cash	December 2008	1,000,000		7		319		—		—		326
Net loss for the year		—		—		—		(6,938)		—		(6,938)
Translation adjustment		—		—		—		—		13		13

Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		—		—		38
Net loss for the period		—		—		—		(4,038)		—		(4,038)
Translation adjustment		—		—		—		—		(48)		(48)

Balance at March 31, 2009		195,563,630	E	1,751	E	20,191	E	(35,942)	E	637	E	(13,363)

Issuance of stock options for acquisition	April 2009	—		—		601		—		—		601
Issuance of shares for services	May 2009	250,000		1		27		—		—		28
Net loss for the period		—		—		—		(3,616)		—		(3,616)
Translation adjustment		—		—		—		—		5		5

Balance at June 30, 2009		195,813,630	E	1,752	E	20,819	E	(39,558)	E	642	E	(16,345)

Issuance of shares for services	September 2009	250,000		2		21		—		—		23
Net loss for the period		—		—		—		(2,411)		—		(2,411)
Translation adjustment		—		—		—		—		37		37

Balance at September 30, 2009		196,063,630	E	1,754	E	20,840	E	(41,969)	E	679	E	(18,696)

The accompanying notes are an integral part of these financial statements.

PART I. FINANCIAL INFORMATION
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE NINE		FOR THE NINE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	SEPTEMBER 30, 2009		SEPTEMBER 30, 2008		DEVELOPMENT STAGE
Cash flow from operating activities
Net Loss	E	(10,065)	E	(5,109)	E	(41,969)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		60		—		590
Amortization of intangibles		102		—		102
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		89		551		5,224
Amortization of debt discount		—		—		210
Changes in current assets and liabilities, net of effects from reverse purchase
Decrease(increase) in receivables		(17)		(39)		7
Increase(decrease) in accounts payable		635		(1,426)		2,382
Increase (decrease)in taxes and social costs payable		(1)		6		24
Other		67		53		30

Net cash used in operating activities		(9,130)		(5,964)		(33,742)

Cash flows from investing activities
Patents and other		—		—		(393)
Purchase of property and equipment		(145)		—		(228)
Acquisition of subsidiary, net of cash acquired of E58		(4,942)		—		(4,942)
Short-term investments		—		60		—
Cash acquired in reverse purchase		—		—		13
Net cash provided by (used in) investing activities		(5,087)		60		(5,550)

Cash flows from financing activities
Proceeds from issuance of common stock		—		929		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		13,821		5,389		27,738
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		13,821		6,318		38,720

Effect on foreign exchange rate on cash		(6)		15		679

Net change in cash		(402)		429		107

Cash, beginning of period		509		159		—

Cash, end of period	E	107	E	588	E	107

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The amounts in the notes are shown in thousands of euro rounded to the nearest thousand except for share and per share amounts.
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
The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending September 30, 2009 were of a normal and recurring nature.
The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceutical, and (iii) Resporatory Syncytial Virus (RSV)which is at the pre-clinical stage. The Company has established a network of companies to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.
These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2009, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.
These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E41,969 at September 30, 2009. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.
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
Cash
Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three and nine months ended September 30, 2009 and 2008.
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
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 195,816,347 and 193,878,847 for the three months ended September 30, 2009 and 2008, respectively. The weighted average number of shares was 195,615,828 and 191,123,484 for the nine months ended September 30, 2009 and 2008, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.
Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No shares are issued or outstanding at September 30 2009.
Stock-Based Compensation
The Company amortizes stock compensation cost ratably over the requisite service period.
On April 1, 2009 Mymetics issued an option to Norwood Immunology Limited (“NIL”) as part of its acquisition of Bestewil Holding B.V. (“Bestewil”). See Note 2. There were no options issued in the three or nine months ended September 30, 2008.
The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered. In the three and nine months ended September 30, 2009, 250,000 and 750,000 shares were issued to an individual as part of a consultancy agreement.
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
Related Party Transactions
The Company’s general counsel became a member of the Board of Directors on January 1, 2008. The Company incurred professional fees to the counsel’s law firm during the three and nine months ended September 30, 2009, totaling E16 and E85, respectively, of which E8 is payable at September 30, 2009. The Company incurred professional fees to the counsel’s law firm during the three and nine months ended September 30, 2008, totaling E4 and E68, respectively.
Commitments
A milestone payment of E400, related to the launching of a clinical trial, may become due during the three month period ending December 31, 2009, however this is still subject to further contractual clarifications.
New Accounting Pronouncements
No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.
Subsequent Events
Subsequent events have been considered through November 13, 2009, the date of this filing.

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
Further contingent consideration to be paid under the Share Purchase Agreement includes:
•	A payment of up to E2,800 in cash in the event of a license agreement being signed by April 1, 2011 with a third party to access Bestewil intellectual property and know-how in the field of Respiratory Syncytial Virus (“RSV License”);
•	A payment of up to E3,000 in cash should a third party commence a Phase III clinical trial by April 1, 2013 for Mymetics’ Intranasal Influenza Vaccine licensed from Bestewil;

•	A payment of 50% of Mymetics’ net royalties received from a Respiratory Syncytial Virus license (RSV licence), payable in cash; and

•	A payment in cash of 25% of any net amounts received by Mymetics from a third party Herpes Simplex Virus license (HSV license) based upon Bestewil intellectual property.
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
The preliminary estimate of the fair value of the purchase consideration for the Bestewil acquisition was as follows:

Amount

Cash paid to security holders	€5,000
Estimated fair value of convertible note payable issued	2,500
Estimated fair value of equity options issued	601
Estimated fair value of contingent consideration	1,450

Total purchase consideration	€9,551

The Company’s final fair value estimates of the purchase price consideration are assigned to the assets acquired and liabilities assumed based on their estimated fair values at March 31, 2009:

Purchase Price
Allocation
Assets:
Current assets	€90
Licence contract (Intranasal Influenza Vaccine )	2,830
In-process research and development (HSV and RSV licenses)	2,073
Goodwill	4,628
Property and equipment	98
Other non-current assets	7

Total assets	9,726

Liabilities:
Current liabilities	175

Total liabilities	€175

Total purchase consideration	€9,551

The above allocation is preliminary and will be finalized when management finalizes the estimated fair values of the acquired intangible assets. Amortization of intangibles amounting to E102 has been recorded during the three months ended September 30, 2009, consisting of six months of amortization of acquired amortizable intangible assets. The portion of this, which should have been recorded during the three months ended June 30, 2009 is not material.

The amounts of revenue and net loss of Bestewil since the acquisition date included in the consolidated income statement for the nine months ended September 30, 2009 are E112 and E141, respectively. The amounts of revenue and net loss for the Company for the three and nine months ended September 30,2009 as though the acquisition took place as of January 1,2008 are as follows:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2009		SEPTEMBER 30, 2009

Revenue	E	195	E	38
Net loss	E	(9,976)	E	(2,308)
The results above would not change had the acquisition taken place as of January 1, 2009. The amounts of revenue and net loss for the Company for the three and nine months ended September 30, 2008 as though the acquisition took place as of January 1, 2008 are not practicable to determine due to lack of data for these periods.

Note 3. Debt Financing
The Company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Europe. To date, investors in Switzerland have purchased restricted common shares at prices, which are at a premium to the market price of Mymetics shares and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission.
In addition to purchasing shares, certain principal shareholders have granted the Company secured convertible notes(in accordance with the Uniform Commercial Code in the State of Delaware), which have a total carrying value of E22,732 including interest due to date. Included in this amount are the advances from shareholders that have been changed to convertible notes during the quarter ended September 30, 2009.
The Company has renegotiated all of its financial arrangements with its major shareholders during the quarter ended September 30,2009, the principals of agreement between the parties are that all of the notes, including funding received previously and during this period are now secured against a proportion of the Company’s intellectual property. All payment terms have been converted to align with existing longer term financing, so that the principal bears an interest rate of 10%. Maturity for the current (short term) shareholder loans is now set at June 30, 2010 with the other outstanding shareholder loans and notes set to be open ended according to the Company having sufficient revenue to repay.
The Company expects to continue to rely on its existing high net worth shareholders until at least the end of 2009. Collaboration is on going with two reputable private financial organizations in order to create further equity investment by private placement to meet the Company’s expenses during the next 12 months and beyond.
The details of the convertible notes, loans and contingent liabilities are:

	Principal		1st-Issue	Duration	Interest	Conversion
Lender	Amount		Date	(Note)	Rate	Price

Eardley Holding A.G. (1)	E	130	06/23/2006	(2)	10% pa	US$	0.10

Anglo Irish Bank S.A. (3)	E	500	10/21/2007	(2)	10% pa	US$	0.50

Round Enterprises Ltd.	E	1,500	12/10/2007	(2)	10% pa	US$	0.50

Round Enterprises Ltd.	E	1,500	01/22/2008	(2)	10% pa	US$	0.50

Round Enterprises Ltd.	E	2,000	04/25/2007	(2)	10% pa	US$	0.50

Round Enterprises Ltd.	E	1,500	06/30/2008	(2)	10% pa	US$	0.50

Round Enterprises Ltd.	E	1,200	11/18/2008	(2)	10% pa	US$	0.50

Round Enterprises Ltd.	E	1,500	02/09/2009	(4)	10% pa	US$	0.50

Round Enterprises Ltd.	E	5,500	06/15/2009	(2)	10% pa	US$	0.80

Eardley Holding A.G.	E	100	06/15/2009	(2)	10% pa	US$	0.80

Von Meyenburg	E	200	08/03/2009	(2)	10% pa	US$	0.80

Total long term Principal Amounts	E	15,630
Accrued Interest	E	1,488

Total long term Convertible Notes to Related Parties	E	17,118

Round Enterprises Ltd.	E	4,000	04/03/2009	(5)	10% pa	US$	0.80

Eardley Holding A.G.	E	1,000	04/03/2009	(5)	10% pa	US$	0.80

Total short term Principal Amounts	E	5,000
Accrued Interest	E	614

Total short term Convertible Notes to Related Parties	E	5,614

Total Convertible Notes to Related Parties	E	22,732

Norwood Secured Loan	E	2,500	04/03/2009	(6)	5% pa	US$	0.80

Total Principal Amount	E	2,500
Accrued Interest	E	62

Total Convertible Note
Payable — other	E	2,562

Norwood contingent liability	E	1,450		(7)

TOTAL NOTES, LOANS AND CONTINGENT LIABILITY	E	26,744

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) The date that the Company has sufficient revenues to repay, or (ii) upon an event of default.

(3)	Acting on behalf of Round Enterprises Ltd. which is controlled by a major shareholder.

(4)	Loan Note secured against IP assets of Mymetics Corporation and convertible for shares. Maturity the earlier of: (i) The date that the Company has sufficient revenues to repay, or (ii) upon an event of default.

(5)	The earlier of (i) July 31, 2010 or (ii) upon an event of default. The loan is secured against two third of the IP assets of Bestewil Holding BV and convertible for shares.

(6)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 with maturity 36 months after the closing date and bearing interest at 5% per annum. The note is secured against one third of Bestewil shares. See Note 2.

(7)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2009 and 2008 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 and related notes and the description of the Company’s business and properties included elsewhere herein.
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
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Revenue was E112 for the nine months ended September 30, 2009, of which E99 and E13 relate to licensing agreements and grants respectively, and nil for the nine months ended September 30, 2008. This revenue has been earned by the acquired Company “Bestewil Holding/Virosome Biological”.
Costs and expenses increased to E 10,177 for the nine months ended September 30, 2009 from E5,105 (99.4%) for the nine months ended September 30, 2008. Research and development expenses increased to E5,756 in the current period from E1,789 (221.7%) in the comparative period of 2008 as a result of increased activity in the development of new antigens and the preparation for phase I trials for HIV together with the ongoing phase Ib trials for malaria. General and administrative expenses decreased to E2,737 in the nine months ended September 30, 2009 from E2,927 in the comparative period of 2008 (6.5%) due to the due diligence cost for the Bestewil acquisition incurred during the nine months ended September 30, 2008.
The Company reported a net loss of E10,065, or E0.05 per share, for the nine months ended September 30, 2009, compared to a net loss of E5,109, or E0.03 per share, for the nine months ended September 30, 2008.
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Revenue was E38 for the three months ended September 30, 2009, all of which relates to licensing agreements, and nil for the three months ended September 30, 2008. This revenue has been earned by the acquired Company “Bestewil Holding/Virosome Biological”.
Costs and expenses increased to E2,449 for the three months ended September 30, 2009 from E2,338 (4.7%) for the three months ended September 30, 2008. Research and development expenses increased to E1,226 in the current period from E712 (72.2%) in the comparative period of 2008, due to increased activity associated with HIV phase I trials. General and administrative expenses decreased to E573 in the three months ended September 30, 2009 from E1,446 in the comparative period of 2008 (60.4%) mostly due to the due diligence cost for the Bestewil acquisition incurred during the three months ended September 30, 2008..
The Company reported a net loss of E2,411, or E0.01 per share, for the three months ended September 30, 2009, compared to a net loss of E2,337, or E0.01 per share, for the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES
We had cash of E107 at September 30, 2009 compared to E509 at December 31, 2008.
We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.
As of September 30, 2009, we had an accumulated deficit of approximately E42 million, and we incurred losses of E10,065 in the nine-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and our malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
Net cash used in operating activities was (E9,130) for the nine-month period ended September 30, 2009, compared to (E5,964) for the period ended September 30, 2008.
Investing activities used E5,087 during the nine months ended September 30, 2009, mostly for the acquisition of Bestewil, as compared to providing E60 during the nine months ended September 30, 2008, from the sale of short term investments.
Financing activities provided cash of E13,821 for the nine-month period ended September 30, 2009, primarily from notes payable and advances from shareholders, compared to E6,318 in the same period last year.
There were no proceeds from issuance of common stock during the nine-month period ended September 30, 2009 compared to E929 in the same period in 2008.
Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for three of our executive officers, and payments under consulting contracts with two of our officers. Under Executive Employment Agreements with our CFO, CSO and COO, we pay our salaried executive officers a combined amount of E54 per month, exclusive of our contracts for the consulting services of Mr. Jacques-François Martin, Professor Girard and Mr Christian Rochet who is now employed by the Company as Senior Advisor to the President.
Mr. Jacques-François Martin is now President and Chief Executive Officer of Mymetics Corporation and Mr. Ronald Kempers has joined the Company as Chief Operating Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll three assistants to our CEO, CFO and CSO, respectively, as well as one employee performing various administrative services on our behalf. Mymetics BV has one full time executive officer (CSO) plus one full-time and one part time assistant.
During the period to September 30, 2009 a ten member Scientific Advisery Board (SAB) was created, the SAB is made up of emminent intellectuals from around the world with expertise related to the Company’s products as follows:-
Chairman of the Scientific Advisory Board — Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).
Vice Chairman of the Scientific Advisory Board — Dr. Marc Girard, has over 20 years in the development of an HIV vaccine, past Director of the Mérieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).
•	Dr. Morgane Bomsel, Cochin Institute, France

•	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA

•	Dr. Ronald H. Gray, Johns Hopkins University, Baltimore, USA

•	Dr. Malegapuru William Makgoba, University of KwaZulu-Natal, Durban, South Africa

•	Dr. Souleymane Mboup, Cheikh Anta DIOP University, Dakar, Sénégal

•	Dr. Juliana McElrath, University of Washington, Seattle, USA

•	Dr. Odile Puijalon, Pasteur Institute, Paris, France

•	Dr. Caetano Reis e Sousa, Cancer Research UK, London, UK

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
Cumulative interest expense of E2,164 has been incurred on all of the Company’s outstanding notes and advances(see detailed table in note 3).
We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and malaria vaccines, while also further developing the R&D and vaccine candidates of Bestewil. Additional funding requirements during the next 12 months will arise as we continue to develop the pipeline of vaccines and move forward in our clinical trials. We expect that funding for the cost of any clinical trials will be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.
In the past we have financed our research and development activities primarily through debt and equity financings from various parties.
We anticipate our operations will require approximately E3 million until December 31, 2009. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.
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
We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue phase I clinical trials for our HIV vaccine in 2009. In accordance with our past strategy, we intend to subcontract such work to “best of class” research teams unless institutions such as the US National Institutes of Health (NIH) or the French CEA decide to conduct such trials at their own expense, which they presently do.
We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. We are working closely with two private financial organizations in an effort to generate further equity investments within the next twelve months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into one or more licensing or partnership agreements with major pharmaceutical companies, and the results of future clinical trials.
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
ITEM 4T. CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
No changes of internal control over financial reporting were made in the three months ended September 30, 2009.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither Mymetics Corporation nor its wholly owned subsidiaries 6543 Luxembourg SA and Mymetics S.A. (formerly Mymetics Management Sàrl), Bestewil BV or Mymetics BV are presently involved in any litigation incident to our business.
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

Dated: November 13, 2009	MYMETICS CORPORATION
	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ernst Luebke
Chief Financial Officer