Form 10-K
period 2009-12-31
MYMETICS CORP
filed 2010-04-15
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-25132
MYMETICS CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	25-1741849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Mymetics S.A.
Biopole
Route de la Corniche, 4
1066 Epalinges (Switzerland)
(Address of principal executive offices)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 011 41 21 653 4535
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
(the registrant is not yet required to submit Interactive Data)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $27,707,184 as of June 30, 2009, computed on the basis of the average of the bid and ask prices on such date.
     As of April 15, 2010, there were 196,263,630 shares of the registrant’s Common Stock outstanding.

USE OF EUROS
          The financial information contained in this Form 10-K is provided in Euros (E) (except in “Item 5. Market for registrant’s Common Equity and Related Stockholder Matters” which is provided in United States Dollars, and except as expressly indicated otherwise herein). See Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further explanation. As of April 15, 2010, 1 Euro was convertible into 1.35 United States Dollars.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

i

ii

PART I
ITEM 1. BUSINESS
THE CORPORATION
OVERVIEW
     We are a vaccine company developing unique vaccines that focus on the mucosal layer as a first line of defense against viruses entering the blood stream and the development of virosomes as a new vaccine delivery platform. We believe that virosomes are the most promising vaccine delivery systems since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.
     We currently do not make, market or sell any products, but we generate some limited revenue though the licensing of certain of our technology. We believe, however, that our research and development activities will result in valuable intellectual property that can generate significant revenues for us in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. Vaccines have evolved from being an exclusively low price sector to one where substantial prices may be paid for some vaccine products.
HISTORY AND DEVELOPMENT OF THE COMPANY
     We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name “PDG Remediation, Inc.” In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to “ICHOR Corporation.” In July 2001, we changed our name to “Mymetics Corporation.”
     In March 2001, we acquired 99.9% of the outstanding shares of the French registered company Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., which are convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation. On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership (“Redressement Judiciaire”).
     We own all of the outstanding voting stock of: (i) Mymetics S.A., a company originally organized as Mymetics Management Sàrl in 2007 under the laws of Switzerland, (ii) 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg,(iii) Bestewil Holding B.V. and (vi) its subsidiary Mymetics B.V. (formerly Virosome Biologicals B.V.) both of which are organized under the laws of The Netherlands and were acquired in 2009. In this document, unless the context otherwise requires, “Mymetics” and the “Corporation” refer to Mymetics Corporation and its subsidiaries.
      MYMETICS S.A.
Our Swiss subsidiary MYMETICS S.A. was founded in 2007 as MYMETICS MANAGEMENT Sàrl to facilitate the conduct of our business in Switzerland. This includes managing our staff retirement and social security contributions, leasing our Swiss premises and other such local tasks which a U.S. registered company cannot easily conduct without significant legal and organizational costs. The change in name and bylaws affected in 2009, from Société A Responsabilité Limitée (SARL) to Société Anonyme (SA) is indicative of the transition from a pure service company status of this unit to a development company in its own rights within Mymetics Corporation.

     LUXEMBOURG 6543 S.A.
     Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 2001 in connection with the acquisition of Mymetics S.A. of France (formerly Hippocampe S.A.) by Mymetics Corporation. Luxembourg 6543 S.A. is dormant.
      BESTEWIL HOLDING B.V. and its subsidiary MYMETICS B.V.
     On April 1, 2009 we entered into an agreement with Norwood Immunology Limited (“NIL”) for the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which we agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Virosome Biologicals B.V., the name of which was subsequently changed to Mymetics B.V., will continue to be engaged in research and development activities in its own facilities in Leiden (Netherlands) under the management of its founder, the original inventor of the virosome technology.
PRODUCTS UNDER DEVELOPMENT
Our current pipeline has five vaccines in development. Four of the vaccines are proprietary: HIV-1, malaria, herpes simplex virus type I and II(HSV-1 and HSV-II) and respiratory syncytial virus (RSV), and one vaccine for intra-nasal influenza which is out-licensed to Solvay Pharmaceuticals. The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

Vaccine	Pre-Clinical	Phase I	Phase II
HIV-1		X
RSV	X
HSV	X
Malaria		X	X (ended in 2007)
Influenza		X (finished)
HIV-1 AND AIDS
HIV-1 (human immunodeficiency virus type 1) is a retrovirus that gradually destroys the immune system and ultimately leads to AIDS. HIV-1 is among the pathogens harboring the highest genetic variation, leading to millions of variants, each rapidly mutating. Indeed, HIV-1 exists under many different versions (aka “clades”), like members of a large family; they are different from, but related to each other.
Our current prophylactic HIV-1 vaccine will be constituted of virosomes linked to antigens (epitopes) derived from the HIV-1 gp41 proteins, other viral proteins are under investigation. The vaccine is designed to trigger mucosal antibodies (IgG and IgA), for example in the vagina, and blood antibodies (IgG). The rationale for the design of the vaccine was the observation that certain people who are repeatedly exposed to HIV-1 do not contract infection; they were shown to have mucosal antibodies in the semen or vaginal secretions against the HIV-1 gp41 that apparently protect them. Mymetics’ vaccine is trying to reproduce “Mother Nature”.

Key scientific results with the HIV vaccine to date:
2005: “Proof of Concept” for inducing mucosal antibodies. Vaccination of rabbits with P1 virosomes elicited mucosal antibodies in the vagina and intestinal mucosa. In a laboratory test, these antibodies strongly inhibited HIV-1 passage through the mucosal tissues, confirming the potential of developing an HIV-1 vaccine that prevents infection at the mucosal layer.
2006/2007: Mucosal antibodies in monkeys. Macaque monkeys (Macaca Mulatta), showed after vaccination with virosomes-P1, specific mucosal antibodies, which were detected in more than 90% of the animals.
2008: Full protection of monkeys against multiple vaginal challenges with live heterologous clade B virus. Macaque monkeys were vaccinated with both virosomes-P1 and virosomes-rgp41 and received multiple intra-vaginal challenges with the live SHIVSF162P3 virus. The vaccinated animals were not infected with the virus, while the non-vaccinated control group was fully infected.
Dec 2008: Approval to start Phase I clinical trials. After the ground breaking results of the monkey study in 2006 and 2008, we extended the monkey studies, while at the same time preparing a first Phase I clinical trial. After submission of the complete file, we received approval in sixteen days from the local Regulatory Agency in Belgium for Phase I clinical trial with P1 virosomes.
Sep.-Oct. 2009: Production of the GMP-grade vaccine (virosomes-P1) for Phase I clinical trials in Belgium. European competent authorities require GMP-grade products for clinical phase I. In the U.S., only GLP-grade products are required at this stage, with GMP-grade only being required from phase II onwards. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones.
Nov.-Dec. 2009: Phase I volunteer recruitment and the first vaccination. This study will involve two groups of women (24 in total) vaccinated over a six-month period: a low dose group at 10g/injection and a high dose group 50g/injection. Both groups will also have an equal number of people injected with a placebo. The final report is expected in January 2011. The Phase I clinical trial will test the safety and tolerance of the HIV-1 vaccine in healthy women. The initial results from the vaccinations are that there were no safety concerns raised.
Next steps:
We will seek funding either through grants or through a partnership agreement to perform these studies. The monkey study will be extended to USA with the collaborators Dr. Chris Miller, University of California, Davis, Dr. Ruth Ruprecht from the Dana Farber Cancer Institute at Harvard University, USA and Dr Morgane Bomsel, Cochin Institute, France. First results are expected by Q4 2010, confirming the results obtained in China.
2009 — 2011: Further development of HIV-1 prophylactic vaccine. In parallel to the P1 clinical trial, we intend to further develop and optimize the HIV-1 prophylactic vaccine by adding additional epitopes. In its R&D program, we launched in 2007 the development of two additional antigens compatible with virosomes and the up-scale process.
2010 — 2011: Vaccination studies for investigating the role of each antigen and the defense mechanisms behind the protection will be conducted in monkeys(Chris Miller study in USA). Information obtained during these studies will be used as supportive data for the product development and for answering to some issues addressed in the EMEA guidelines.
Phase II clinical trials are expected to start by Q4 2013, with Phase III trials to follow in 2016, and an eventual market launch anticipated in 2021.

Intranasal Influenza
Approach: The intranasal influenza vaccine consists of the reconstituted membrane of influenza virus, also containing a lipopeptide adjuvant. In mice, intranasal application of virosomes without adjuvant does not induce immunity to influenza; however, incorporation of the lipopeptide in the virosomes produces a candidate vaccine that does induce cellular immunity, as well as serum and mucosal antibodies to the virus. The vaccine was licensed to Solvay Pharmaceuticals, a major European pharmaceutical company.
Key results to date:
2005: The vaccine completed pre-clinical trials. A first milestone payment was received from Solvay in the same year.
2006: Successful completion of Phase I trial. The vaccine was shown to be safe and well tolerated and induced an immune response which was at least as good as that obtained with an off-the-shelf injected vaccine. Subsequent milestone payment was received.
Next steps:
Solvay is planning a Phase II clinical trial under an out-licensing agreement with Mymetics. The recent acquisition process of Solvay by an Abbott Laboratories has slowed down the vaccine trials.
From a cost perspective, there are little to no costs involved for us to further develop this vaccine candidate, while Solvay will make a milestone payment after Phase III clinical trials and royalty payments following the commercial launch of the vaccine.
Malaria
Approach: The malaria vaccine design is based on optimized mimicry of the native parasite protein structure and eliciting antibodies against two stages of the parasite life cycle, unlike 90% of vaccine candidates, which target only one or the other parasite. It is today the only malaria vaccine able to also boost existing immune responses (it has both prophylactic and therapeutic effects) in subjects that were previously exposed to malaria.
Key results to date:
2007: Mymetics acquired a Malaria vaccine project from Pevion Biotech (Bern, Switzerland). A human clinical trial Phase Ia for the vaccine with two antigens (AMA-1 and CSP-1) anchored to virosomes was successfully completed on adults in Switzerland. Results showed good safety and tolerability, and the induction of blood antibodies.
Since 2008: Phase Ib in Tanzania on children and young adults. The clinical trial Phase Ib in Tanzania is evaluating the safety of the same antigens with virosomes on children and young adults under “native” (endemic) conditions. Data from the interim report are very encouraging, showing good tolerance in children, the final report is expected in March 2010.
Next steps:
Further development of the malaria vaccine will only be done if based on grants or through an out-licensing agreement. If funds become thus available, the following projects are proposed:
•	Launching antigen interference study with various combinations

•	Launching toxicology studies with the best formulation susceptible to offer an improved protection in human exposed to Plasmodium falciparum.

•	Launching a new Phase I trial with four or five antigens (peptides and proteins) at the Swiss Tropical Institute.

Respiratory Syncytial Virus (RSV)
Approach: The RSV vaccine consists of the reconstituted membrane of RS virus, including also a lipopeptide, or other, adjuvant. In mice, Our RSV vaccine was shown to induce cellular and humoral immunity to the virus, with a balanced Th1/Th2 response, resulting in protection against a live virus challenge, and without inducing “enhanced disease” (a skewed Th1/Th2 response being the hallmark of enhanced disease). In cotton rats, a better model than mice for RSV, the vaccine protected against a live virus challenge, without inducing enhanced disease. In a direct comparison with the 1960’s vaccine, another group of cotton rats was immunized with formaldehyde-inactivated virus, and developed enhanced disease after vaccination and challenge.
Key Results to date:
2007: Completed pre-clinical research on our RSV vaccine.
2008 and 2009: MedImmune repeated key experiments in order to obtain their own validation of the results. Results were beyond their expectation but MedImmune decided not to continue the program.
Next steps: Our goal is to bring the product to Phase I in 2011. A potential Phase II in 2012 will then follow, after which the Company will seek to enter into a license agreement with a major pharmaceutical company for a Phase III starting in 2013/2014 and a potential market launch in 2016.
We will continue process development during 2010 for the vaccine providing, for example, in-line virus purification and inactivation procedures, and develop improved formulations of the vaccine, with augmented long term product stability. The additional costs of this program to us are minor. The product will then pass into clinical development: up-scale production, toxicology and GMP batch for Phase I, which will represent substantial cost.
We will also develop versions of the RSV vaccine which are based on enhancing the immune response to selected epitopes, while reducing the potential for cross-reactivity with human proteins, along the lines of our HIV-1 program to serve as future improved vaccines.
Herpes Simplex Virus (HSV)
Approach: The current HSV vaccine candidate consists of the reconstituted membrane of HSV-1 or HSV-2, also containing a lipopeptide, or other adjuvant. In mice, the virosome vaccine induces better immunity than repeated near-lethal live virus infections, resulting in the induction of neutralizing antibodies, with predominantly a Th1 profile, cellular immunity, and vaginal IgA. Different routes of application are possible (intranasal, intramuscular).
Key results to date:
2010: Completion of pre-clinical research is projected.
Next steps: We have identified the key elements of the vaccine that induce the protective immune response. A version of the vaccine containing those elements is being produced and will be tested in preclinical experiments. A sale or out-licensing of the vaccine is likely anticipated during or after a Phase I clinical trial. We expect to start Phase I clinical trial in Q4 2011, to be followed by Phase II and Phase III clinical trials later, resulting in expected market launch around 2018.
STRATEGY
Our strategy is to extend the application of our key scientific approaches to new vaccines by:
•	Exploiting the results and knowledge of mucosal protection based vaccines

•	Leveraging the effective and safe virosome vaccine technology and know-how

•	Advancing existing vaccine candidates only through Phase II clinical trials

•	Maintaining a comprehensive IP portfolio

•	Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing

•	Entering into strategic partnerships with leading pharmaceutical companies

Our vision is to become the market leader in the development of new generation mucosal and virosomes based vaccines. We develop preventative vaccines that generate an efficient mucosal protection through mucosal antibodies as first line of defense, while blood antibodies would act synergistically, as a second line of defense.
To date, our focus has been on achieving very favorable results from the development of a core vaccine pipeline of HIV-1 and malaria, while securing the IP and know-how for the virosome technology and the mucosal based approach.
By using a lean and flexible operational platform and contracting best-in-class partners, we have avoided the upfront cost of in-house resources and gained access to the best existing know-how. This has maximized the return on development and research.
RESEARCH AND DEVELOPMENT EXPENSES
     Research and Development Expenses of E6,364,000 in 2009 include E668,500 scientific staff expenses and fees of our scientific consultants, E205,000 paid to scientific partners and suppliers of scientific services, E2,461,500 for support of virosomes licenses and the malaria license and preventive vaccine project and E3,029,000 related to our AIDS vaccine clinical trial phase I.
INTELLECTUAL PROPERTY
•	WO/1999/025377 (GP41 mutée) Method for obtaining vaccines for preventing the pathogenic effects related to a retroviral infection Mymetics Corp. Expiration date 16.11.2018

•	WO/2005/010033 (GP41 ter) New soluble and stabilized trimeric form of GP 41 polypeptide Mymetics Corp. Expiration date 28.07.2024

•	WO/2006/117586 (IgA GP41 eng loop) Antibody or a fragment thereof, having neutralizing activity against HIV but not against IL2 Mymetics Corp + INSERM Expiration date 01.05.2025

•	WO/2006/117584 (Iga CDR3 long) Antibody or a fragment thereof, having neutralizing activity against HIV INSERM Expiration date 01.05.2025

•	WO/2007/099446 (Virosome-P1) Virosome-like vesicles comprising gp41 — derived antigens Mymetics Corp. + INSERM + Pevion Expiration date 01.03.2027

•	US/61/202 215 (GP41 4th gen) Mymetics Corp. Expiration date 05.02.2029

•	US/61/202 219 (Splitting GP41) Mymetics Corp. Expiration date 05.02.2029

•	WO/2004/106366 (UK39) Methods for synthetizing conformationally constrained peptides, peptidomimetics and use of such peptidomimetics as synthetic vaccines Mymetics Corp. Expiration date 01.06.2024

•	WO/2004/078099 (AMA49) Compositions and methods for the generation of immune response against Malaria Mymetics Corp. Expiration date 02.03.2023

•	WO/1995/032706 (INEX) Virosome-mediated intracellular delivery of therapeutic agents Bestewil BV Expiration date 31.05.2015

•	WO/2004/045641 (APRECS) Antigen-complexes Bestewil BV Expiration date 19.11.2023

•	WO/2004/110486 (Lipopeptide) Functionally reconstituted viral membranes containing adjuvant Bestewil BV Expiration date 17.06.2024

•	WO/2005/117958 (RSV) Vaccine compositions comprising virosomes and a saponin adjuvant Bestewil BV Expiration date 25.05.2025

•	WO/2004071492 (DCPC) Virosome-like particles Bestewil BV Expiration date 12.02.2023

COMPETITION
     We have not yet developed an actual product or generated significant revenues. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine, all of which could be considered competitors.
     The worldwide vaccine market is dominated by five large multinational companies: Sanofi Pasteur S.A. (formerly Aventis Pasteur S.A.), Merck & Co., GlaxoSmithKline Plc, Pfizer-Wyeth and Novartis-Chiron Inc. Other companies such as Progenics Pharmaceuticals, Inc., are developing therapeutic HIV vaccines, i.e. vaccines that target HIV-infected persons in an attempt to control the development of the disease.
     While many of these individuals and entities have greater financial and scientific capabilities, and greater experience in conducting pre-clinical and clinical trials, the Company believes that its innovative approach to vaccine development is very competitive.
GOVERNMENTAL REGULATION
     Our strategy was crafted in part to minimize the risks usually associated with Phase III clinical trials, regulatory approvals and marketing, which are expected to be borne by one or more future partners.
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
     Any products that will be developed by our future partners based on our technology will require regulatory approval by government agencies prior to commercialization. In particular, like human therapeutic products, vaccines are subject to rigorous pre-clinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. In addition, various federal and state statutes and regulations will also govern, or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Obtaining royalties in the future will depend on our future partners’ ability to obtain and maintain the necessary regulatory approvals.
     Pre-clinical studies are generally conducted on laboratory animals to evaluate the potential safety and the efficacy of a product. In light of our limited financial resources, clinical trials of our vaccines are conducted first in Europe under the European Union (“EU”) guidelines, a quicker and less expensive approach than seeking FDA approval, which we intend to do after EU approval is granted and we expect our financial resources to be greater. There is however no certainty that such EU approval will be granted. The Phase I, II and III EU clinical trials are similar to those required for FDA approval. The FDA requirements are addressed in this discussion.
     The process which is described below is therefore to be considered as generic background information which is relevant to the industry as a whole. As such process applies to drugs as well as vaccines, the term “drugs” as used hereafter refers also to vaccines.
     In the United States, any company developing new drugs must submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, or IND, which application must become effective before it can begin clinical trials in the United States. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process.

     Phase I refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal volunteer subjects. Phase I clinical trials are designed to determine the metabolic and pharmacologic actions of a drug in humans, the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies but is generally in the range of 20 to 80 people.
     Phase II refers to controlled clinical trials conducted to evaluate the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well-controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.
     Phase III refers to expanded controlled clinical trials, which many times are designated as “pivotal trials” designed to reach end points that the FDA has agreed in advance, if met, would allow approval for marketing. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III clinical trials can include from several hundred to tens of thousands of subjects depending on the specific indication being tested.
     The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Once Phase III trials are completed, drug developers submit the results of pre-clinical studies and clinical trials to the FDA, in the form of a new drug application, or NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet the predetermined study goals and other regulatory approval criteria.

     Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product.
     If the FDA approves the new drug application, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, known as Phase IV clinical trials to evaluate long-term effects.
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
     At this time, neither we nor any of our partners have submitted any of its pre-clinical results to the FDA and it is only recently that the European Approval to begin Phase I human clinical trials for our HIV vaccine was received.
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
EMPLOYEES
     Jacques-François Martin is now our President and Chief Executive Officer and there are four full-time employees: Ernst Luebke, Chief Financial Officer, Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer and Ronald Kempers, who has joined us as Chief Operating Officer. Christian Rochet resigned as our President and CEO effective July 1, 2009, and is currently employed by us as Senior Advisor to the President.
     Our Swiss subsidiary, Mymetics S.A., has on its payroll three employees assisting the CEO, CFO, CSO and COO, as well as one part-time employee performing various administrative services on our behalf.
     Mymetics BV has one full time executive officer (CSO) plus one full-time and one part time assistant.
     As of December 31, 2009, our Luxembourg affiliate had no employees.
WWW.MYMETICS.COM
     News and information about Mymetics Corporation are available on our web site, www.mymetics.com.

ITEM 1A. RISK FACTORS
     You should carefully consider the risks described below together with all of the other information included in this report on Form 10-K. An investment in our common stock is risky. If any of the following risks materialize, our business, financial condition or results of operations could be adversely affected. In such an event, the trading price of our common stock could decline, and you may lose part or all of your investment. When used in these risk factors, the terms “we” or “our” refer to Mymetics Corporation and its subsidiaries.
     We are a company engaged exclusively in research and development activities, focusing primarily on vaccine development. Our strategy was crafted in part to minimize the risks usually associated with clinical trials, regulatory approvals and marketing, which we would expect to be borne by our future partner(s).
WE HISTORICALLY HAVE LOST MONEY, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.
     We historically have lost money. In the years ended December 31, 2009 and December 31, 2008, we sustained net losses of approximately E10,186,000 and E6,938,000, respectively. At December 31, 2009, we had an accumulated deficit of approximately E42,090,000. Total cash disbursed since 1990 for operating activities, including research and development, is E35,658,000.
     The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:
•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the timing and cost of obtaining necessary regulatory approvals;

•	the timing and cost of sales and marketing activities for future products; and

•	the costs of pending and any future litigation of which we may be subject.
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
     Although we have restructured our debt as disclosed in Note 3 accompanying our financial statements for the year ended December 31, 2009 (see section 15 below), we have not alleviated our working capital needs. We need to address our working capital needs by the end of June 2010 to allow us to continue devoting our efforts to development of the business instead of raising needed capital. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business plan within the time frames that we now expect, which could increase the amount of capital we need and could threaten the success of our business if competitors are able to produce an effective vaccine to the market ahead of us.
OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OR PREDICT OUR FUTURE BUSINESS PROSPECTS.
     We have no operating history, and our operating results are impossible to predict because we have not begun selling any products. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise, including:
•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues;

•	limited marketing experience;

•	an expected reliance on third parties for the commercialization of our proposed products;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•	uncertain market acceptance of our proposed products; and

•	reliance on key personnel.
     The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive and regulatory environment in which we will operate. See “Description of the Business”.
     Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

OUR PROPOSED VACCINES ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2018, IF AT ALL.
     Our proposed key products still are in the development stage and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. See “Description of the Business”. While we are pleased about the progress made to date on these products, we cannot be sure that these products in development will:
•	be successfully developed;

•	prove to be safe and efficacious in clinical trials;

•	meet applicable regulatory standards or obtain required regulatory approvals;

•	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

•	be capable of being produced in commercial quantities at reasonable costs;

•	obtain coverage and favorable reimbursement rates from insurers and other third-party payers; or

•	be successfully marketed or achieve market acceptance by physicians and patients.
     We do not intend to undertake any product development beyond Phase II human clinical trials (i.e., Phase III clinical studies) or be responsible for obtaining regulatory approval or marketing the products. Nevertheless, even if we are successful in selling or licensing our products to another pharmaceutical company, it is likely that any revenues we may receive in connection with those arrangements will depend upon other companies’ sales, which will, in turn, depend upon the factors stated above.
THE LOSS OF OUR PRINCIPAL EXECUTIVE OFFICERS WOULD DIMINISH OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.
     Messrs. Martin, Luebke and Kempers play an important role in financing, achievement of our strategic goals and administration. In addition, Dr. Fleury has been following, and associated with, our AIDS vaccine project since 1998 and we believe that replacing him as CSO on time for successfully prosecuting our pending patent applications would be extremely difficult. Accordingly, the loss of any of these individuals might prevent the Company from achieving its business plan.
THE LOSS OF KEY SCIENTIFIC OR INDUSTRIAL PARTNERS WOULD DIMINISH OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.
     Certain components or know-how obtained from partners such as Protein eXpert S.A. and PX’Therapeutics, supplier of GMP grade engineered mutated gp41 protein, or Pevion Biotech Ltd., supplier and integrator of virosomes, are key components of our vaccines currently under development. Accordingly, the loss of any of these components or know-how might prevent us from achieving our business plan, despite the fact that contractual safeguards are in place.

OUR BUSINESS MODEL IS PREDICATED ON OUR BELIEF THAT WE WILL BE ABLE TO ENGAGE LARGE PHARMACEUTICAL COMPANIES TO PARTNER WITH US IN THE DEVELOPMENT OF OUR PRODUCTS AND FAILURE TO DO SO WILL LIKELY MAKE US UNATTRACTIVE AS AN ACQUISITION TARGET.
     We anticipate that we will need a large pharmaceutical company to assist us with human trials and financing. See “Funding Requirements”. Our failure to succeed in this endeavor will have a dramatic adverse result regarding our financial needs and ability to successfully sell any products that we develop.
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
     Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management’s credibility, the value of our company and our operating results and liquidity would be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, we may be restricted or prohibited from marketing or manufacturing a product if previously unknown problems with the product or its manufacture are subsequently discovered. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results and financial condition.
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
     After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing. Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our human clinical trials include:
•	slow patient enrollment;

•	timely completion of clinical site protocol approval and obtaining informed consent from subjects;

•	longer trial time than foreseen to demonstrate efficacy or safety;

•	adverse medical events or side effects in immunized patients; and

•	lack of effectiveness of the vaccines being tested.

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
     Even if we are able to obtain required regulatory approvals for our proposed products, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:
•	the availability of alternative products from competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry; and

•	the ability to market our products effectively.
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
     Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:
•	Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also have our patents reexamined by showing the patent examiner that the invention was not original or novel or was obvious.

•	We are in the development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•	Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.

•	We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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
CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:
•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause product development delays;

•	require us to develop non-infringing technology; or

•	require us to enter into royalty or licensing agreements.
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
•	limit the ability of our stockholders to call special meetings of stockholders;

•	provide for a staggered board;

•	provide that our board of directors is expressly authorized to make, alter or repeal the bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2. PROPERTIES
     On March 1, 2009, we leased 300 square meters of new office space in a campus recently established near Lausanne (40 miles from Geneva) by the local state government to attract promising biotech companies. This now houses our scientific management and administrative operations. These facilities will be enhanced in late 2010 or early 2011 with about 300 square meters of new laboratory facilities to perform the various testing on pre-clinical and clinical samples under Good Laboratory Practice (GLP) and some product characterization work required by regulatory agencies and which cannot be subcontracted to third parties, or if so, only at prohibitive costs and often not compatible with our timeline. Developing this in-house expertise would favor a better control on the IP and know-how.
     We also lease approximately 100 square meters of office space in Nyon, Switzerland (20 miles from Geneva), at 14, rue de la Colombiere, presently used by the Senior Advisor to the CEO and from time to time, by our CFO.
     Bestewil Holding B.V. and its subsidiary Mymetics B.V operate from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 100 square meters.
We also conduct research operations at the properties of various third parties, worldwide.
ITEM 3. LEGAL PROCEEDINGS
     Neither we, nor our wholly owned subsidiaries 6543 Luxembourg S.A., Mymetics S.A., Bestewil Holding B.V. nor its subsidiary Mymetics B.V. are presently involved in any litigation incident to our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Corporation’s common stock is quoted on the OTC Bulletin Board under the trading symbol “MYMX”
          The following table sets forth the quarterly high and low sales price per share of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED	HIGH	LOW
2008

March 31	$0.250	$0.250
June 30	0.210	0.200
September 30	0.340	0.320
December 31	0.120	0.100

2009
March 31	$0.190	$0.170
June 30	0.189	0.160
September 30	0.160	0.135
December 31	0.119	0.110

(b)	Stockholders. At April 15, 2010, we had approximately 600 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2009.

Number of Securities
remaining
	Number of Securities to be		Weighted Average Exercise		available for issuance under
	issued upon exercise of		Price of Outstanding		equity compensation plans
	Options, Warrants and		Options, Warrants and		(excluding securities
	Rights		Rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders (1)	442,500	(2)	U.S. $	0.97	4,557,500

Total	442,500		U.S. $	0.97	4,557,500

(1)	Equity compensation plans approved by security holders include (i) the Company’s 1994 Amended and Restated Stock Option Plan, (ii) its 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)	Includes (i) 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan.

(3)	We do not have any formal equity compensation plan that has not been authorized by our stockholders.
In addition, Mymetics granted Norwood Immunology Limited (“NIL”) an option to acquire shares of Mymetics common stock.
The conversion price on the option and convertible debt is set at $0.80 since the Company did not issue stock subsequently at a lower price. The result is that the option allows NIL to acquire 12,011,531 shares of common stock.

ISSUANCES OF UNREGISTERED SECURITIES
          Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2009 and ending on April 15, 2010. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.
•	On March 13, 2009, a new investor was issued 250,000 common shares of Mymetics Corporation at $.200 per share, as fee for services rendered.

•	On May 27, 2009, a previous investor was issued 250,000 common shares of Mymetics Corporation at $.160 per share, as fee for services rendered.

•	On September 30, 2009, a previous investor was issued 250,000 common shares of Mymetics Corporation at $.135 per share, as fee for services rendered.

•	On February 15, 2010, a new investor was issued 150,000 common shares of Mymetics Corporation at $.132 per share, as fee for services rendered.

•	On February 15, 2010, a new investor was issued 50,000 common shares of Mymetics Corporation at $.132 per share, as fee for services rendered.
ITEM 6. SELECTED FINANCIAL DATA
Not Applicable
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The following discussion and analysis of the results of operations and financial condition of us for the years ended December 31, 2009 and 2008 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.
RESULTS OF OPERATIONS — YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
     We received grant income of E13,000 and E65,000 for the years ended December 31, 2009 and 2008, respectively. We also received E136,000 related to license agreement fees for the year ended December 31, 2009. The lack of product revenue is directly attributable to our focus on research and development. We believe that this focus will continue for the foreseeable future. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.
     Costs and expenses increased to E10,346,000 for the year ended December 31, 2009 from E6,985,000 for the year ended December 31, 2008, an increase of 48,1%, due to additional license costs, the purchase of Bestewil BV and increased activity in anticipation of our planned human clinical trials, offset by a credit for the change in fair value of acquisition-related contingent consideration.
     Research and development expenses increased to E6,364,000 in the current period from E2,692,000 in the comparative period of 2008, an increase of 136.4%. This is mostly attributable to licensing costs and the increased activity required to achieve acceptance to begin Phase I clinical trials of our HIV vaccine.
     General & administrative expenses decreased by 12.2% to E3,244,000 in the year ended December 31, 2009 from E3,693,000 in the comparable period of 2008, , primarily as a result of reduced costs for our continuing investor relations efforts. Interest expense has increased due to increased secured convertible loans outstanding.

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
REVENUE RECOGNITION AND RECEIVABLES
     As a development stage company, we have not generated any material revenues since we commenced our current line of business in 2001, and management does not anticipate generating any material revenues on a sustained basis unless and until a substantial licensing agreement or other commercial arrangement is entered into with respect to our technology.
     However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:
     Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2009 and 2008 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.
RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred.
CURRENCY TRANSLATION
     Our reporting currency is the Euro because substantially all of our activities are conducted in Europe. Non-Euro assets and liabilities of our subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the closing rate of exchange of the day of transaction. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because we expect to reinvest the amounts indefinitely in operations.

IN-PROCESS RESEARCH AND DEVELOPMENT
     In-Process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination after January 1, 2009, are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
IMPAIRMENT OF LONG-LIVED ASSETS
     Long-lived assets, which include property and equipment, and the license contract, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the assets exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.
GOODWILL
     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of April 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our reporting unit using an enterprise value analysis. If the net book value of our reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.
CONTINGENT CONSIDERATION
     We account for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of our consideration for the Bestewil acquisition, we are contractually obligated to pay additional purchase price consideration upon achievement of certain commercial milestones. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 1 of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.
BUSINESS PLAN
     We subcontract our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products. As human clinical trials have been initiated, access to our owned laboratory facilities becomes necessary. We have an option on a pre-lease agreement for such facilities in the new Biopole campus established by the local state government near Lausanne. These facilities are expected to become available by the end of 2010 or early 2011.
     We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated.

     Our business plan is predicated by the size and available of our resources, which preclude us from pursuing our human clinical trials beyond phase II, which normally involves no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trial for a prophylactic vaccine involves up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, implies a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.
     In light of the significant phase III costs, we expect to sign a partnership agreement with one or more of the major pharmaceutical companies active in the preventive vaccine market as soon as their human clinical phase II trials are completed. Such partnership agreements typically involve an initial cash payment with covers the initial costs of R&D up to that time plus an adequate margin of profit, followed by a series of payments associated with specific milestones and finally, royalties on any sales of end products, assuming these have been approved by the various regulatory authorities involved, such as the FDA.
     We are trying to achieve this for the HIV-1 vaccine by 2011, which has successfully completed the first round of vaccination of the Phase I in Belgium. Malaria is the other vaccine that already completed successfully a Phase Ia (adults in Switzerland) and more recently a Phase Ib (children in Tanzania) with the final report expected in April 2010. Partnership for HIV-1 and malaria phase II and III might also involve non-profit entities like the Bill and Melinda Gates Foundation or governmental agencies like the NIH. These dates are based on our results, which have been encouraging so far.
     We will enter into negotiations with potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.
Dream Vaccines Foundation
     We attempted to establish Dream Vaccines Foundation as a 501(c)3) public charity in the United States. Due to the cost and complexity of the registration process as well as to resource limitations, this endeavor has been terminated and the entity will be liquidated.
LIQUIDITY AND CAPITAL RESOURCES
     We had E2,959,000 cash at December 31, 2009, compared to E509,000 at December 31, 2008.
     As a development stage company, we have not generated significant material revenues since the current line of business was commenced in 2001, and we do not anticipate generating significant material revenues on a sustained basis unless and until a major licensing agreement or other commercial arrangement is entered into with respect to its technology.
     As of December 31, 2009, we had an accumulated deficit of approximately E42.0 million and incurred losses of E10,186,000 in the twelve-month period ending December 31, 2009, this compares with losses of E6,938,000 in the twelve month period ending December 31 2008. These losses are principally associated with the research and development of our HIV vaccine technologies, the acquisition of its malaria project from Pevion Biotech Ltd. and the acquisition of Bestewil and Mymetics B.V. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
     Accounts payable of E1,540,000 at December 31, 2009, increased from E991,000 at December 31, 2008 which included E400,000 milestone due to Pevion Biotech Ltd. on account of starting phase I and E200,000 milestone due to PX Therapeutics related to Gp41 manufacturing technology.
     Net cash used by operating activities was E11,046,000 for the year ended December 31, 2009, compared to E7,718,000 for the year ended December 31, 2008. The major factor in 2009 was costs incurred in connection with our first AIDS vaccine human clinical trial phase I, which began in December 2009.
     Investing activities used cash of E18,582,000 for the year ended December 31, 2009, for the acquisition of Bestewil BV. Investing activities used cash of E23,000 for the year ended December 31, 2008.
     Financing activities provided cash of E16,968,000 for the year ended December 31, 2009 compared to E8,078,000 in the same period last year.
     Proceeds from issuance of common stock provided cash of NIL for the year ended December 31, 2009 compared to E1,255,000 in the same period in 2008. As has been the case since 2003, all private investors having subscribed and acquired shares of our common restricted stock have done so at a premium of 100% to 300% over the prevailing market price at the time of issuance. The latest subscriptions have been at USD 0.45 per share when the market was USD 0.13 per share.
     Our major shareholder, a member of our Board of Directors and another previous investor have also made available an aggregate E24,832,563 in the form of convertible, secured notes, the details of which are described in Note 3 of our financial statements.
     The Company’s budgeted cash outflow, or cash burn rate, for 2010 is approximately E10,500,000 for research and fixed and normal recurring expenses, assuming it will be able to obtain the necessary financing and without taking into account any grants it may obtain.

     Our monthly burn rate is only relevant as regards administration expenses and amounts to E250,000. Other expenditures related to vaccine research and development have either already been spent during the first quarter of 2010 or will be spent in the very near future as the service companies we contract to perform our clinical trials always require advance, generally non refundable, payments.

12 Months
2010 budget

GMP lots production & Human Clinical Trials Phase Ib (HIV)	E 4,500,000
RSV and HSV	2,200,000
Further Virosome R&D	800,000
Administration	3,000,000

Total	E10,500,000

     Management expects that the cash outflow on R&D to increase but this should be compensated by administrative savings to give an overall decrease in 2010 over 2009 as we increase our research and development activities, and proceed with current, or prepare for new, human clinical trials and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.
     Administration costs include E1,100,000 in gross salaries and related payroll costs for three of the Company’s executive officers, and payments under various consulting contracts.
     We have four full-time employees: Ernst Luebke, Chief Financial Officer, Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer and Mr. Ronald Kempers, Chief Operating Officer. Mr. Christian Rochet resigned as President and CEO of Mymetics effective July 1, 2009, and is currently employed by the Company as Senior Advisor to the President.
     In addition, our Swiss subsidiary Mymetics S.A. has on its payroll three assistants to its CEO, CFO, CSO and COO, as well as one part-time employee performing various administrative services on our behalf. Mymetics BV has one full time executive officer (CSO) plus one full-time and one part time assistant.
     Included in administration costs are E500,000 legal fees paid to outside corporate counsel, E347,000 audit and review fees paid to the Company’s independent accountants, and E361,000 in finance and acquisition expenses.
     We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV, RSV and HSV vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months are needed to continue the Phase I clinical trial that started in December 2009.
     In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.
     We anticipate that our normal operations will require approximately E10,500,000 in the year ending December 31, 2010. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES
     During 2009, our principal source of funds was not, as before, the sale of common restricted shares to non-US investors under Regulation S of the Securities Act of 1933, such sales having been made at significant premiums over the current share market price. In 2009, we received funds in the form of convertible secured loans from certain major shareholders. Some of these loans were originally bridge financing but have now been converted to carry a 10% or lower interest rate.
The loans, which had been bridge finance now mature June 30, 2010; others, if not converted, are only reimbursable upon the date that the Company has sufficient revenues to repay.
     We have filed or are in the process of filing several new grant applications with European as well as U.S. institutions in relation to our HIV-1 and malaria vaccines.
     We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for our HIV-AIDS vaccine and Phase I clinical trials, which effectively began in Belgium during the last quarter of 2009.
     Management does not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next six months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.
     If management cannot raise funds on acceptable terms when needed, we may not be able to successfully commercialize our technologies, take advantage of future opportunities, or respond to unanticipated requirements. If unable to secure such additional financing when needed, we will have to curtail or suspend all or a portion of our business activities and could be required to cease operations entirely. Further, if new equity securities are issued, our shareholders may experience severe dilution of their ownership percentage.
     The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of our present and future clinical trials.
     To date, we have generated no material revenues from our business operations and are unable to predict when or if we will be able to generate revenues from licensing our technology or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements.
OFF-BALANCE SHEET ARRANGMENTS
     None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. (T) CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were not effective due to existence of a material weakness as described below.
Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.
     Based on its evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2009, due to existence of a material weakness, as described below. A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Attached as exhibits to this Form 10-K are certifications of Mymetics’ Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Material Weakness Identified
     A material error was noted during the determination of the fair value calculations of acquisition-related contingent consideration and acquired intangible assets related to the Company’s acquisition of Bestewil B.V. and its fully owned subsidiary Virosomes Biologicals B.V. (now Mymetics B.V.) in compliance with US GAAP Subtopic 820-10 (formerly FAS 157).
     The Company didn’t engage a qualified consultant to review and disclose this kind of complex transaction; formula errors and inconsistencies in inputs were noted by our independent auditors and have been since corrected. In addition, several required disclosures related to the acquisition were not initially presented by management.

Changes in internal Control over Financial Reporting
     No changes of internal control over financial reporting were made in the year ended December 31, 2009.
Inherent Limitations on Effectiveness of Controls
     Our management, including the CEO and CFO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our number of directors is established at six, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the Company’s 2010 annual meeting of stockholders, the term of the Class II directors will expire at the 2011 annual meeting of stockholders, and the term of the Class III directors will expire at the 2012 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.
     The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM
			AS A
NAME	CURRENT POSITION WITH THE COMPANY	AGE	DIRECTOR
Jacques-François Martin (Class II)	Chief Executive Officer, President and Director (appointed July 1, 2009)	65	2012

Ernst Luebke (Class I)	Chief Financial Officer, Treasurer, Secretary and Director (appointed July 31, 2003)	64	2010

Sylvain Fleury, Ph.D. (Class III)	Chief Scientific Officer (appointed November 3, 2003) and Director (appointed January 11, 2006)	46	2012

Christian Rochet	Senior Advisor to the President	60	2011	(Class II)

Thomas Staehelin	Director	62	2012	(Class II)

Ernest M. Stern	Director	59	2010	(Class I)

Marc Girard, DVM, D.Sc.	Consultant to the President	74	n/a

Ronald Kempers	Chief Operating Officer (appointed July 1st 2009)	42	n/a
JACQUES-FRANCOIS MARTIN
     Mr. Martin is the Chief Executive Officer, President and a Director of Mymetics. Mr. Martin is also chairman and CEO of Parteurop, a biotech consulting company, and has a long history in biotechnology and public health. Prior to joining Mymetics in July 2009, he had been president of The OECD Vaccine Fund he was CEO of Rhone-Poulenc Pharma in Hamburg, Germany before joining Institut Mérieux as vice-president of sales and marketing in 1976. He became CEO of Pasteur-Mérieux in 1998, where he was instrumental in the merger with Connaught Laboratories Ltd in Toronto. From 1996 to 1999, Mr. Martin was a member of the board of the French Institut National de la Santé et de la Recherche Médicale (INSERM). He is a past member of the GAVI Working Group and the Strategic Advisory Council of the Bill & Melinda Gates Children’s Vaccine Programme and was a board member of the International AIDS Vaccine Initiative (IAVI). Mr. Martin holds an MBA from the Ecole des Hautes Etudes Commerciales, is a member of the French Academy of Technologies and an officer in the French Order of Merit.
ERNST LUEBKE
     Mr. Luebke was appointed as Chief Financial Officer and a Director on July 31, 2003. Prior to joining Mymetics, Mr. Luebke spent over 21 years as an independent international business consultant and was the founder of several companies active in the medical and biotech sectors. Together with Mr. Rochet, he became a major shareholder of Mymetics’ former French subsidiary Mymetics S.A. (f.k.a. Hippocampe S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Luebke was elected as Director and appointed as Chief Financial Officer and Treasurer of Mymetics. Mr. Luebke was further appointed Secretary of Mymetics on August 29, 2003.
SYLVAIN FLEURY, Ph.D.
     Dr. Fleury was appointed as our Chief Scientific Officer in November 2003 and as a Director on January 11, 2006. Following a scientific audit in 1997, Dr. Fleury was the first consultant recommending to the Swiss investors the development of the parental biotech company that became later Mymetics Corporation. Dr. Fleury has a broad knowledge in molecular and cellular Immunology and antigen design, with over 20 years of expertise in infectious diseases and HIV-1/AIDS field. Researcher at the Centre Hospitalier Universitaire Vaudois (CHUV) in Lausanne from 1997 to 2003, working on the immune regeneration in HIV-1 infected subjects and gene therapy. Dr. Fleury obtained his B.Sc. in Microbiology in 1985 from the University of Montreal (Canada), his M.Sc. in Virology in 1988 from the Institut Armand-Frappier (Laval, Canada) and his Ph.D. in Immunology in 1992 from the Clinical Research Institute of Montreal, Canada. Dr. Fleury also worked at the Columbia Hospital in New-York before doing his post-doc training from 1993 to 1996 at the National Institutes of Allergy and Infectious Diseases (NIAID/NIH) in Bethesda (Maryland, USA). Consultant for several biotechs, Dr. Fleury is a recipient of numerous awards; published in leading scientific journals with a high impact such as Science, Cell, Nature, Nature Medicine and Circulation.

RONALD KEMPERS
     Chief Operating Officer (since July 1, 2009). Senior business leader and entrepreneur, over 15 years of international business management, business development and finance experience with leading global corporations (Hewlett Packard, Oracle) and medical and IT start-ups. Mr. Kempers has a M.Sc. in Business Administration from the Erasmus University, Rotterdam School of Management and has continued further education with various executive courses, among which at IMD, Lausanne.
CHRISTIAN ROCHET
     Mr. Rochet is a Director of Mymetics and was its former Chief Executive Officer. Prior to joining Mymetics in July 2003, he had been an independent business consultant on development and diversification strategies for over 21 years. He became a major shareholder of Mymetics’ former French subsidiary Mymetics S.A. (f.k.a. Hippocampe S.A.) in 1997, on the scientific advice of Dr. Sylvain Fleury, Ph. D., and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Rochet was elected as President and Director and appointed as Chief Executive Officer of the Company. Mr. Rochet resigned as President and CEO of Mymetics effective July 1, 2009, and is currently employed by the Company as Senior Advisor to the President.
DR. THOMAS STAEHELIN
     Dr. Staehelin is Senior Managing Partner of Fromer, Schultheiss and Staehelin, a law firm located in Basel, Switzerland. Dr. Staehelin focuses primarily on corporate and tax law. Dr. Staehelin has served as a member of this law firm since 1975. Dr. Staehelin also serves on the boards of various Swiss companies and is Chairman of the Chamber of Commerce of the Basel region. In addition, Dr. Staehelin is Managing Director of the “Swiss Association of privately held Swiss Companies” and is a member of the Board of “economiesuisse,” The Swiss Business Federation. Dr. Staehelin received his Ph.D. degree in Law from the University of Basel. He formerly served as a member of the cantonal parliament of Basel.
ERNEST M. STERN
     Ernest M. Stern was appointed as a Director in January 2008. Mr. Stern is a partner in the law firm of Seyfarth Shaw LLP, which serves as outside U.S. counsel of Mymetics, where he specializes in securities and corporate law, representing public companies, investment banks and venture funds, and is the engagement partner for Mymetics. Mr. Stern received his undergraduate degree from Bowdoin College (Phi Beta Kappa, summa cum laude), and his J.D and LL.M (Taxation) degrees from Georgetown University Law Center (Case and Note Editor, Law and Policy in International Business).
MARC GIRARD, DVM, D. SC.
     Professor Girard has been a Consultant to Mymetics since January 2004. Prior to joining Mymetics, Professor Girard served as Director General, Fondation Merieux, in Lyon, France between 2001 and 2003. Between 1999 and 2001, Professor Girard served as Director, European Research Center for Virology and Immunology (CERVI), Lyon, France. Professor Girard has also taught as a professor since 1966, most recently between 1984 and 1999 at the Institut Pasteur, Paris, France where he also served as the Head of Laboratory of Molecular Virology, Department of Virology, Institut Pasteur, Paris between 1980 and 1999. During his career, Professor Girard has served the medical community in a variety of capacities, including as Head, HIV Vaccine Task Force, French National Agency for AIDS Research (ANRS), Paris between 1988 and 1998, the Chairman, Department of Virology, Institut Pasteur, Paris between 1997 and 1999 and the Chairman, European Consortium for an HIV Vaccine (EuroVac), Brussels between 1999 and 2002. Professor Girard received his D.V.M. (Alfort Veterinary College) in 1960, his D. Sc. (University of Paris) in 1967 and completed a post doctoral fellow in 1966 through studies with Prof. James Darnell, MIT, then Albert Einstein College of Medicine and Prof. David Baltimore and Renato Dulbecco of the Salk Institute. Professor Girard is also the published author of several articles in his field of study.

SCIENTIFIC ADVISORY BOARD
     During the period to September 30, 2009 a ten member Scientific Advisory Board (SAB) was created, made up of eminent intellectuals from around the world with expertise related to the Company’s products as follows:
•	Chairman of the Scientific Advisory Board — Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).

•	Vice Chairman of the Scientific Advisory Board — Dr. Marc Girard, has over 20 years of experience in the HIV-1 research field, past Director of the Mérieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).

•	Dr. Morgane Bomsel, Cochin Institute, France

•	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA

•	Dr. Ronald H. Gray, Johns Hopkins University, Baltimore, USA

•	Dr. Malegapuru William Makgoba, University of KwaZulu-Natal, Durban, South Africa

•	Dr. Souleymane Mboup, Cheikh Anta DIOP University, Dakar, Sénégal

•	Dr. Juliana McElrath, University of Washington, Seattle, USA

•	Dr. Odile Puijalon, Pasteur Institute, Paris, France

•	Dr. Caetano Reis e Sousa, Cancer Research UK, London, UK
AUDIT COMMITTEE
     The Company’s board of directors has appointed Ernest M. Stern and Dr. Thomas Staehelin to serve as members of its Audit Committee. The board of directors has determined that Dr. Staehelin qualifies as our “audit committee financial expert” and is independent as that term is defined under NASDAQ Rule 4200(a)(15).
CODE OF ETHICS
     The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2009, hereby incorporated by reference.
MEETINGS OF THE BOARD OF DIRECTORS
     In 2009, our Board of Directors held fourteen meetings, two of which were conducted by telephone conference call, and acted by unanimous written consent four times. All directors attended at least 75% of the total number of Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2009.
     Shareholders may contact our Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges, Switzerland, Attn: Secretary. All communications directed to our board of directors or individual directors in this manner will be relayed to the intended recipients.
     We do not have a separate nominating committee and do not believe that such a committee is required at this time given our emphasis on research and development rather than active revenue generating business and our limited shareholder base.
DIRECTORS’ FEES
     Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2009.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2009, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury, Dr Staehelin and Professor Girard, in all cases due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
     The Compensation Committee of the Board of Directors (the “Committee”)is composed of one employee Director, Mr. Jacques-François Martin, our President and CEO, and two non-Executive directors, Mr. Ernst M. Stern and Mr. Thomas Staehelin. The Compensation Committee does not have a charter.
     The Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures that follow. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, and the Board has approved that recommendation.
Compensation Discussion and Analysis
     The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses, stock grants and stock options. Following review and approval by the Committee, action pertaining to executive compensation for the three named executive officers, Ernst Luebke, CFO, Sylvain Fleury, CSO, and Ronald Kempers, COO, for 2009 is reported to the full Board of Directors for further consideration.
Compensation Philosophy
     The Company’s compensation of executive officers and its philosophy regarding executive compensation is comprised of the following characteristics:
(i)	Competitive base salary;

(ii)	Granting stock awards as a portion of the total compensation, which vest over a certain number of years; and

(iii)	Granting performance-based bonuses either in cash or common stock.
     We believe our executive compensation should be designed to allow us to attract, motivate and retain executives of a high caliber to permit us to remain competitive in our industry. We desire to maintain for now a uniformity of base salary compensation in light of the contributions each of the three principal executives has either made, or is expected to make, to our ability to remain in business and achieve the level of success that we have reached in meeting scientific results, primarily to date with the HIV-AIDS vaccine. We take into account the compensation paid at similarly situated companies, both within and outside of our industry, when determining executive compensation. We believe that by granting shares of our Common Stock to our executives which vest over a certain number of years, we will be able to encourage executives to remain with us.
     Additionally, individual performance of the executive is considered as a factor in determining executive compensation, as well as the overall performance of the Company, which, since we are pre-revenue and primarily involved in research and development, includes, but is not limited to, fund raising and meeting our business plan milestones on time and within budget, including successful conclusion of strategic partner agreements and achieving the regulatory approvals to commercialize the HIV-AIDS and malaria vaccines, rather than earnings, revenue growth, cash flow and earnings per share which would be more typical for a company generating revenues and earnings. The Committee also uses subjective criteria it deems relevant in its reasonable discretion.

Compensation of Chief Executive Officer
     Mr. Rochet joined the Company on July 31, 2003 as its Chief Executive Officer. Mr. Rochet was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Rochet deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Rochet’s efforts, we were able to stay in business and achieve important scientific goals for our HIV-AIDS vaccine that encouraged investment in us. Mr. Rochet’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in fund raising for the Company and negotiating an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. Mr. Rochet resigned as our President and CEO effective July 1, 2009 to become the Senior Advisor to the new President on a part-time basis (to be reviewed May, 2010) with an annual salary of E108,000. Mr. Rochet is further entitled to finder’s fees of 3% on all funding amounts raised through his efforts.
     Mr. Jacques-François Martin joined us on July 1, 2009 as our President and Chief Executive Officer for an annual compensation of E240,000.
Compensation of Chief Financial Officer
     Mr. Luebke joined us on July 31, 2003 as our Chief Financial Officer. Mr. Luebke was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by us. The Company had very little cash and Mr. Luebke deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Luebke’s efforts, the Company was able to stay in business and achieve important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Mr. Luebke’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his role in assisting with the Company’s fund raising activities and negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. As of January 1, 2010, Mr. Luebke’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner is to be deleted in favor of stock options.
Compensation of Chief Scientific Officer
     Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Fleury’s efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Dr. Fleury’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in the animal studies leading to the Company’s ability to commence Phase I clinical trials for its HIV-AIDS vaccine in addition to his role in the negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. As of January 1, 2010, Dr Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner is to be deleted in favor of stock options.
Compensation of Chief Operating Officer
     Mr. Kempers joined us on July 1, 2009 as Chief Operating Officer. Mr. Kempers was paid a proportion of a base salary of E216,000 in calendar year 2009.

SUMMARY COMPENSATION TABLE
The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

										Changes in
										Pension Value and
										Nonqualified
									Non-Equity	Deferred
							Stock	Option	Incentive	Compensation
			Salary		Bonus	Awards	Awards	Plan	Earnings	Compensation	All Other
Name and Principal Position		Year	(E)		(E)	E)	E)	(E)	E)	(E)	Total
Christian J.-F. Rochet (PEO)	(1a )	2009	E180,000	(5)	—	—	—	—	—	—	E180,000	(5)
		2008	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2007	E216,000	(5)	—	E807,000	—	—	—	—	E1,023,000	(5)
Jacques-François Martin (PEO)	(1b )	2009	E120,000	(5)	—	—	—	—	—	—	E120,000	(5)
		2008	—		—	—	—	—	—	—	—
		2007	—		—	—	—	—	—	—	—
Ernst Luebke (PFO)	(2)	2009	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2008	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2007	E216,000	(5)	—	E672,000	—	—	—	—	E888,000	(5)
Sylvain Fleury, Ph. D.	(3)	2009	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2008	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2007	E216,000	(5)	—	E672,000	—	—	—	—	E888,000	(5)
Marc Girard, DVM, D.Sc.	(4)	2009	E48,000		—	—	—	—	—	—	E48,000	(5)
		2008	E48,000		—	—	—	—	—	—	E48,000	(5)
		2007	E48,000		—	—	—	—	—	—	E48,000	(5)
Ronald Kempers	(6)	2009	E108,000	(5)	—	—	—	—	—	—	E108,000	(5)
		2008	—		—	—	—	—	—	—	—
		2007	—		—	—	—	—	—	—	—

(1a)	Mr. Rochet has been Mymetics’ President and Chief Executive Officer from July 31, 2003 to July 1, 2009.

(1b)	Mr. Martin has been Mymetics’ President and Chief Executive Officer from July 1, 2009.

(2)	Mr. Luebke has been Mymetics’ Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(3)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(4)	Professor Girard has acted as Head of Vaccine Development since January 15, 2004, a position from which he has resigned for health reasons, as noted above, but he continues to act in an advisory capacity under a consulting agreement.

(5)	See below “Employment Agreements”.

(6)	Mr.Kempers has been Mymetics’ Chief Operating Officer since July 1, 2009.

The tables entitled “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTION EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” “NONQUALIFIED DEFERRED COMPENSATION” and “DIRECTOR COMPENSATION” and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.
Employment Agreements
     Under the Executive Employment Agreement for Christian Rochet, he was employed as CEO for five years commencing July 1, 2006. Mr. Rochet received an annual salary of E216,000 and was entitled to cash bonuses of 3% of all payments to be received from industry partners of the Company. If Mr. Rochet were terminated without cause or he terminated for good reason, he was entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement. Mr. Rochet resigned as President and CEO of Mymetics effective July 1, 2009, Mr. Rochet is currently employed by us under a Consulting Agreement as Senior Advisor to the President (to be reviewed May, 2010). Under this Consulting Agreement, Mr. Rochet receives an annual salary of CHF 150,000, which is approximately equal to E108,000. Mr. Rochet is further entitled to finder’s fees of 3% on all funding amounts raised through his efforts.
     Under the Executive Employment Agreement for Ernst Luebke, he is employed as CFO for five years commencing July 1, 2006. Mr. Luebke receives an annual salary of E216,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, The executive shall be eligible for an annual bonus to be paid in cash, stock or stock options. If Mr. Luebke is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement. Retroactive to January 1, 2010, Mr. Luebke’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions.
     Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO for five years commencing July 1, 2006. Dr. Fleury receives an annual salary of E216,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, The executive shall be eligible for an annual bonus to be paid in cash, stock or stock options. If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions.
     Under the Executive Employment Agreement for Ronald Kempers, he is employed as COO for five years commencing July 1, 2009. Mr. Kempers receives an annual salary of CHF300,000, which is approximately equal to E216,000 and is entitled to participate in the stock incentive plan. If Mr. Kempers is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to the greater of 12 months of his salary or the remaining term of his employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information about the beneficial ownership of our common stock as of April 15, 2010, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.
     There were 196,263,630 shares of our common stock outstanding on April 15, 2010. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
     In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2010, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF	TITLE	AMOUNT AND NATURE OF
BENEFICIAL OWNER	OF CLASS	BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Round Enterprises Ltd. St. Peter Port, Guernsey	Common	44,914,000		22.88%
Dr. Thomas Staehelin (1) Director	Common	8,500,000		4.33%
Ernst Luebke (1) Chief Financial Officer, Secretary and Director	Common	8,829,546	(2)	4.50%
Christian Rochet (1) Former Chief Executive Officer, and Director	Common	6,709,733	(3)	3.42%
Dr. Sylvain Fleury (1) Chief Scientific Officer, and Director	Common	6,500,000	(4)	3.31%
Jacques-François Martin (1) Chief Executive Officer, President and Director	Common	1,430,307		0.73%
Mr. Ernest M. Stern (1) Director and outside Counsel	Common	1,500,000		0.76%
Prof. Marc Girard (1)Consultant and member of the SAB	Common	500,000	(5)	0.25%
Prof. Morgane Bomsel (1)Consultant and member of the SAB	Common	500,000	(6)	0.25%
All current executive officers and directors as a group (6 persons)	Common	33,269,586		16.95%

(1)	Address is Mymetics Corporation, c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 2,829,546 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(3)	Of which 1’627’009 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 6,000,000 acquired as bonus.

(4)	Of which 500,000 issued for services, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(5)	Of which 500,000 issued for services and 500,000 acquired through conversion of unpaid fees and expenses. 500,000 have been sold in 2006.

(6)	500,000 issued for services rendered.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     During 2009, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.
     Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2009 and 2008:

	2009	2008
Audit Fees	$72,000	$57,000
Audit-Related Fees	—	—
Tax Fees	9,500	41,000
All Other Fees	—	—

Total	$81,500	$98,000

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal 2009 and 2008, no services were provided in this category.
Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2009 and 2008, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.
All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.
Pre-Approval Policies and Procedures.
Our audit Committee pre-approved all services to be provided by Peterson Sullivan LLP.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

2.1	Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.2	Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.3	Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (2)

2.4	Amendment to the Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (3)

2.5	Revised Purchase Agreement dated July 28, 1999 between the Company and the majority stockholders of Nazca Holdings Ltd. (4)

2.6	Share Exchange Agreement dated July 30, 2002 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

3(i)	Articles of Incorporation of the Company (as amended through May 10, 2002) (6)

3(ii)	Bylaws (7)

4.1	Form of Specimen Stock Certificate (8)

4.2	Form of letter regarding Warrant (8)

4.3	Form of Share Exchange Agreement (8)

9.1	Voting and Exchange Trust Agreement dated March 19, 2001, among the Company, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

10.1	Services Agreement dated May 31, 2001, between the Company and MFC Merchant Bank, S.A.(7)

10.2	Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Company (7)

10.3	Indemnification Agreement dated March 19, 2001, between the Company and MFC Bancorp Ltd. (7)

10.4	Agreement dated for reference May 15, 2000, between the Company and Maarten Reidel (7)

10.5	Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Company and Sutton Park International Ltd. (10)

10.6	Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Company and Med Net International Ltd. (11)

10.7	Preferred Stock Conversion Agreement dated December 21, 2000, between the Company and Dresden Papier GmbH (11)

10.8	Assignment Agreement dated December 29, 2000, among the Company, Mymetics S.A. and MFC Merchant Bank S.A. (1)

10.9	Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Company (1)

10.10	Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Company (16)

10.11	Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Company (16)

10.12	Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Company (16)

10.13	Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

10.14	Shareholder Agreement dated March 19, 2001, among the Company, the Holders of Class B Exchangeable Preferential Non-Voting Shares of 6543 Luxembourg S.A. signatory thereto and 6543 Luxembourg S.A.(8)

10.15	Support Agreement dated March 19, 2001, between the Company and 6543 Luxembourg S.A. (8)

10.16	1995 Qualified Incentive Stock Option Plan (12)

10.17	Amended 1994 Stock Option Plan (13)

10.18	2001 ICHOR Company Stock Option Plan (7)

10.19	Employment Agreement dated March 18, 2002, between the Company and Peter P. McCann (14)

10.20	Consulting Agreement dated August 31, 2001, between the Company and Michael K. Allio (8)

10.21	Amendment to Consulting Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.22	Employment Agreement dated March 18, 2002, between the Company and Dr. Joseph D. Mosca (15)

10.23	Separation Agreement and Release dated January 31, 2003, between the Company and Peter P. McCann (16)

10.24	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Robert Demers (8)

10.25	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Michael K. Allio (8)

10.26	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and John M. Musacchio (8)

10.27	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Patrice Pactol (8)

10.28	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Pierre-Francois Serres (8)

10.29	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Pierre-Francois Serres (16)

10.30	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Patrice Pactol (16)

10.31	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Robert Demers (16)

10.32	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and John M. Musacchio (16)

10.33	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Michael K. Allio (16)

10.34	Director and Non-Employee Stock Option Agreement dated August21, 2002, between the Company and Michael K. Allio (16)

10.35	Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Company and Peter P. McCann (16)

10.36	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Peter P. McCann (16)

10.37	Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Company and Peter P. McCann (16)

10.38	Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Company and MFC Merchant Bank S.A. (16)

10.39	Third Amendment to the Credit Facility Agreement dated for Reference December 31, 2006, between MFC Merchant Bank, S.A. and the Company (17)

10.40	Fourth Amendment to the Credit Facility Agreement dated for Reference February 16, 2005, between MFC Merchant Bank, S.A. and the Company (17)

10.41	Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Company and Dr. Sylvain Fleury, Ph.D. (18)

10.42	Consulting Agreement dated for reference January 1, 2004, between the Company and Professor Marc Girard, DVM, D.Sc. (18)

10.43	Cooperation and Option Agreement dated March 10, 2005, between the Company and Pevion A.G. (18)

10.44	Consulting Agreement dated March 23, 2005, between the Company and Northern Light International. (18)

10.45	Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and the Company (19)

10.46	Employment Agreement dated July 1, 2006, between the Company and Dr. Sylvain Fleury (20)

10.47	Employment Agreement dated July 1, 2006, between the Company and Christian Rochet (20)

10.48	Employment Agreement dated July 1, 2006, between the Company and Ernst Luebke (20)

10.49	License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd. (21)

10.50	Settlement Agreement dated March 19, 2007 between Mymetics and MFC Merchant Bank S.A. (22)

10.51	Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

10.52	Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

10.53	Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

10.54	Non-Executive Director Agreement dated 21 January between the Company and Mr Ernest M Stern.(24)

10.55	NGIN Material Transfer Agreement dated 11 February 2008 between the Company, Institute Cochin, Université Paris Descartes and Pevion Biotech.(25)

10.56	Acquisition & License Agreement dated 19 May 2008 between the Company and Pevion Biotech Ltd. (26)

10.57	Extension of Convertible Note Maturity Date Agreement dated 22 August 2008 between the Company, Anglo Irish Bank and Round Enterprises Ltd. (27)

10.58	Gp41 Manufacturing Technology Agreement dated 26 January 2009 between the Company and PX Therapeutics (28)

10.59	Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. (“Bestewil”) from its parent, Norwood Immunology Limited(“NIL”), and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. now held by Bestewil. (29)

10.60	Resignation of Prof Marc Girard as Head of vaccine development for reasons of personal health. (30)

10.61	Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of Equity Securities, Financial Statements and Exhibits. (31)

10.62	Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of equity Securities, further Financial Statements and Exhibits. (32)

10.63	Election of Jacques-François Martin as a member of the Board of Directors and Chairman of the Board, resignation of Christian Rochet as President and CEO and agreement of Jacques-François Martin to serve as President and CEO. (33)

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company’s Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company’s report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(c)	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland
We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and for the period from May 2, 1990 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and for the period from May 2, 1990 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate revenue, which has resulted in significant losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/S/ PETERSON SULLIVAN LLP
Seattle, Washington
April 15, 2010

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In Thousands of Euros)

	2009		2008
ASSETS
Current Assets
Cash	E	2,959	E	509
Receivables officer		6		8
Receivables other		39		6
Prepaid expenses		34		75

Total current assets		3,038		598
Property and equipment, net of accumulated depreciation of E100 and E18 at December 31, 2009 and 2008, respectively		232		76
License contract, net of accumulated amortization of E144 at December 31, 2009 and Nil at December 31, 2008		2,550		—
In-process research and development		2,266		—
Goodwill		6,671		—

	E	14,757	E	674

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,540	E	991
Taxes and social costs payable		41		25
Current portion of convertible notes payable to related parties		5,740		—

Total current liabilities		7,321		1,016
Convertible notes payable to related parties, less current portion		21,722		8,973
Convertible notes payable, other		2,593		—
Acquisition-related contingent consideration		1,936		—

Total liabilities		33,572		9,989

Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 196,063,630 at December 31, 2009 and 194,313,630 at December 31, 2008		1,754		1,742
Common stock issuable, nil at December 31, 2009 and 1,000,000 at December 31, 2008		—		7
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		20,840		20.155
Deficit accumulated during the development stage		(42,090)		(31,904)
Accumulated other comprehensive income		681		685

		(18,815)		(9,315)

	E	14,757	E	674

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2009 and 2008 and
the Period from May 2, 1990 (Inception) to December 31, 2009
(In Thousands of Euros, Except Per Share Data)

						Accumulated
						During
						Development
						Stage
						(May 2, 1990 to
						December 31,
	2009		2008			2009)
Revenues
Sales	E	136	E	—	E	360
Interest		1		—		35
Gain on extinguishment of debt		—		—		774
Government grants		13		65		78

		150		65		1,247
Expenses
Research and development		6,364		2,692		20,666
General and administrative		3,244		3,693		18,005
Bank fee		2		—		937
Interest		2,082		583		4,034
Change in the fair value of acquisition-related contingent consideration		(1,614)		—		(1,614)
Goodwill impairment		—		—		209
Depreciation and amortization		226		17		756
Directors’ fees		42		—		316
Other		—		—		10

		10,346		6,985		43,319

Loss before income taxes		(10,196)		(6,920)		(42,072)
Income tax (provision) benefit		10		(18)		(18)

Net loss		(10,186)		(6,938)		(42,090)
Other comprehensive income (loss)
Foreign currency translation adjustment		(4)		13		681

Comprehensive loss	E	(10,190)	E	(6,925)	E	(41,409)

Basic and diluted loss per share	E	(0.05)	E	(0.04)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Period from May 2, 1990 (Inception) to December 31, 2009
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income - Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility (restated)	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year (restated)		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693
Exercise of stock options	March 2002	10,000		—		8		—		—		8
Issuance of stock purchase warrants for bank fee	June 2002	—		—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		—		—		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		—		—		—
Net loss for the year		—		—		—		(3,622)		—		(3,622)
Translation adjustment		—		—		—		—		97		97

Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2003	400,000	4	29	—	—	33
Shares retired	October 2003	(51)	—	—	—	—	—
Issuance of shares for services	November 2003	1,500,000	12	100	—	—	112
Issuance of shares for cash	December 2003	1,500,000	12	113	—	—	125
Issuance of stock purchase warrants for financing fee	December 2003	—	—	12	—	—	12
Net loss for the year		—	—	—	(2,786)	—	(2,786)
Translation adjustment		—	—	—	—	453	453

Balance at December 31, 2003		54,344,454	607	4,289	(9,946)	650	(4,400)

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income — Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of shares for services	January 2004	550,000		5		27		—		—		32
Issuance of shares for cash	January 2004	2,000,000		17		150		—		—		167
Issuance of stock purchase warrants for financing fee	January 2004	—		—		40		—		—		40
Issuance of shares for cash	February 2004	2,500,000		21		187		—		—		208
Issuance of stock purchase warrants for financing fee	February 2004	—		—		62		—		—		62
Issuance of shares for services	April 2004	120,000		1		11		—		—		12
Issuance of shares for bank fee	May 2004	500,000		4		62		—		—		66
Issuance of shares for cash	May 2004	2,000,000		16		148		—		—		164
Issuance of shares for services	August 2004	250,000		2		26		—		—		28
Issuance of shares for cash	August 2004	1,466,667		12		128		—		—		140
Issuance of stock purchase warrants for financing fee	August 2004	—		—		46		—		—		46
Issuance of shares for services	September 2004	520,000		4		29		—		—		33
Issuance of shares for cash	September 2004	50,000		—		4		—		—		4
Issuance of shares for services	October 2004	2,106,743		16		132		—		—		148
Issuance of shares for services	November 2004	2,000,000		15		177		—		—		192
Issuance of shares for cash	November 2004	40,000		—		4		—		—		4
Net loss for the year		—		—		—		(2,202)		—		(2,202)
Translation adjustment		—		—		—		—		191		191

Balance at December 31, 2004		68,447,864	E	720	E	5,522	E	(12,148)	E	841	E	(5,065)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion – non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion – non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion – non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion – non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion – non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion – non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation – non cash	May 2007	—	—	242	—	—	242
Debt Conversion – non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	-2,000,000	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income — Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of shares for services	January 2008	800,000		6		79		—		—		85
Issuance of shares for services	January 2008	200,000		1		20		—		—		21
Issuance of shares for cash	February 2008	1,000,000		7		326		—		—		333
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for cash	June 2008	300,000		2		94		—		—		96
Issuance of shares for cash	June 2008	1,300,000		8		492		—		—		500
Issuance of shares for services	July 2008	2,000,000		13		239		—		—		252
Issuance of shares for services	August 2008	250,000		2		39		—		—		41
Issuance of shares for cash	December 2008	1,000,000		7		319		—		—		326
Net loss for the period		—		—		—		(6,938)		—		(6,938)
Translation adjustment		—		—		—		—		13		13

Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		—		—		38
Issuance of stock options for acquisition	April 2009	—		—		601		—		—		601
Issuance of shares for services	May 2009	250,000		1		27		—		—		28
Issuance of shares for services	September 2009	250,000		2		21		—		—		23
Net loss for the period		—		—		—		(10,186)		—		(10,186)
Translation adjustment		—		—		—		—		(4)		(4)

Balance at December 31, 2009		196,063,630	E	1,754	E	20,840	E	(42,090)	E	681	E	(18,815)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008 and
the Period from May 2, 1990 (Inception) to December 31, 2009
(In Thousands of Euros)

						Total
						Accumulated
						During
						Development
						Stage
						(May 2, 1990 to
						December 31,
	2009		2008			2009)
Cash Flows from Operating Activities
Net loss	E	(10,186)	E	(6,938)	E	(42,090)
Adjustments to reconcile net loss to net cash used in operating activities Change in the fair value of acquisition-related contingent consideration		(1,614)		—		(1,614)
Depreciation and amortization		226		17		756
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fees paid in common stock		89		551		5,224
Amortization of debt discount		—		—		210
Changes in operating assets and liabilities, net of effects from reverse purchase Receivables		1		57		25
Accounts payable		374		(1,316)		2,121
Taxes and social costs payable		16		21		41
Other		48		(110)		11

Net cash used in operating activities		(11,046)		(7,718)		(35,658)
Cash Flows from Investing Activities
Patents and other		—		—		(393)
Purchase of property and equipment		(140)		(83)		(223)
Acquisition of subsidiary, net of cash acquired of E58		(4,942)		—		(4,942)
Short-term investments		—		60		—
Cash acquired in reverse purchase		—		—		13

Net cash used in investing activities		(5,082)		(23)		(5,545)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock and warrants		—		1,255		11,630
Borrowings from shareholders		—		—		972
Increase in notes payable and other short-term advances		18,582		6,823		32,499
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		18,582		8,078		43,481
Effect of exchange rate changes on cash		(4)		13		681

Net increase in cash		2,450		350		2,959
Cash, beginning of period		509		159		—

Cash, end of period	E	2,959	E	509	E	2,959

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.
Mymetics Corporation (the “Company”) was created for the purpose of engaging in research and development of human health products. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Mymetics has also acquired from a close scientific partner an advanced malaria vaccine project currently in clinical trial. The acquisition of Bestewil and Mymetics B.V. during 2009, brought fundamental virosome technology and know-how plus ongoing programs designed to combat: Respiratory Syncytial Virus (RSV), Influenza and Herpes Simplex Viruses (HSV), to the portfolio. The detailed financial implications of the acquisition are presented in Note 7. Acquisition of Bestewil.
These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2009, the Company had not performed any stage III clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenue. Revenue reported by the Company for 2009 consists of incidental grant revenue and early stage licensing income from Solvay Pharmaceutical for use of the Company’s patents. For the purpose of these financial statements, the development stage started May 2, 1990.
These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E42,090 at December 31, 2009. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E4,283 as of December 31, 2009, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.
The Company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Switzerland. To date, these individuals have granted the Company secured convertible loans in addition to purchasing restricted common shares at prices at a premium to the market price of Mymetics shares and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission. Collaboration is ongoing with reputable private financial organizations in order to create further equity investment by private placements to meet the Company’s expenses during the next 12 months and beyond.
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

Cash and Cash Flow Disclosure
Cash deposits are not insured. Interest paid was nil in 2009 and 2008.
Revenue Recognition
Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.
Grant revenue is recognized when the associated costs are incurred.
Receivables
Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2009 and 2008 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.
Property and Equipment
Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as 3 years.
License Contract
The license contract was acquired as part of the acquisition of Bestewil. It is amortized over 14 years on a straight-line basis.
In-Process Research and Development
In-Process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination after January 1, 2009, are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
Impairment of Long-Lived Assets
Long-lived assets, which include property and equipment, and the license contract, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the assets exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.
Goodwill
Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of April 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of its reporting unit using an enterprise value analysis. If the net book value of its reporting unit exceeds the fair value, then the second step of the impairment test is performed which requires allocation of the Company’s reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

Contingent Consideration
The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of the consideration for the Bestewil acquisition, the Company is contractually obligated to pay additional purchase price consideration upon achievement of certain commercial milestones. Therefore, the Company is required to update the assumptions at each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.
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
The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties, if any, are recorded as a component of interest expense and other expense, respectively.
The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2009 or 2008. The Company’s United States tax returns are open to audit for the years ended December 31, 2006 to 2009. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2009. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2009. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2009.
Earnings per Share
Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares (including shares issuable) was 195,728,698 for the year ended December 31, 2009 and 191,949,969 for the year ended December 31, 2008. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Notes payable convertible into 75,356,078 shares of common stock and options exercisable into 12,454,031 shares of common stock and were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.
Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2009 or 2008. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.
Stock-Based Compensation
Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.
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

Fair Value Measurements
Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1-	Quoted prices in active markets for identical assets or liabilities.

Level 2-	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Fair Values of Financial Instruments
The Company generally has the following financial instruments: cash, receivables, accounts payable, taxes and social costs payable, acquisition-related contingent consideration, and convertible notes payable. The carrying value of cash, accounts receivable, accounts payable, and taxes and social costs payable approximate their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Management estimates that it is not practicable to estimate the fair value of the convertible notes payable due to the unique nature of the instruments.
Recently Issued Accounting Standards
In June 2009, Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (referred to as a VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must consider their conclusions on whether an entity should be consolidated and should a change result the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company does not believe the adoption of this standard will have a material impact on its financial statements.
In September 2009, the FASB ratified authoritative guidance relating to revenue recognition in multiple element arrangements, which is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements with early adoption permitted. The guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. In addition, it will require the use of estimated selling price to allocate arrangement considerations, therefore eliminating the use of the residual method of accounting. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Note 2. Receivables

	2009		2008
Receivable officer		6		8
Receivable other		200		144

		206		152
Allowance for doubtful accounts		(161)		(138)

	E	45	E	14

Note 3. Transactions with Affiliates
Mr. Ernest M. Stern, the Company’s outside U.S. counsel is both a director of the Company and a partner in Seyfarth Shaw LLP, the firm retained as legal counsel by the Company. Fees paid to Seyfarth Shaw in the years ended December 31, 2009 and 2008, amounted to E105 and E95, respectively.
Three of the Company’s major shareholders have made available an aggregate E24,833 in the form of convertible, secured notes as described below.
The Company has renegotiated all of its financial arrangements with its major shareholders during the year ended December 31, 2009. The principals of agreement between the parties are that all of the related party notes outstanding at December 31, 2009, are now secured against a proportion of the Company’s intellectual property. Maturity for the current (short term) shareholder loans is now set at June 30, 2010 with the other outstanding shareholder loans and notes set to be open ended according to the Company having sufficient revenue to repay. Conversion prices on Euro-denominated debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of theses convertible notes and other loans and contingent liabilities are as follows:

								Fixed
								EUR/USD
				Dura-	Inter-	Conversion		Rate for
	Principal		1st-Issue	tion	est	Price		Conversion
Lender	Amount		Date	(Note)	Rate	(stated)		Price

Eardley Holding A.G. (1)	E	133	06/23/2006	(2)	10% pa	US$	0.10	N/A

Anglo Irish Bank S.A. (3)	E	500	10/21/2007	(2)	10% pa	US$	0.50	1.4090

Round Enterprises Ltd.	E	1,500	12/10/2007	(2)	10% pa	US$	0.50	1.4429

Round Enterprises Ltd.	E	1,500	01/22/2008	(2)	10% pa	US$	0.50	1.4629

Round Enterprises Ltd.	E	2,000	04/25/2008	(2)	10% pa	US$	0.50	1.5889

Round Enterprises Ltd.	E	1,500	06/30/2008	(2)	10% pa	US$	0.50	1.5380

Round Enterprises Ltd.	E	1,200	11/18/2008	(2)	10% pa	US$	0.50	1.2650

Round Enterprises Ltd.	E	1,500	02/09/2009	(2)	10% pa	US$	0.50	1.2940

Round Enterprises Ltd.	E	5,500	06/15/2009	(2)	10% pa	US$	0.80	1.4045

Eardley Holding A.G.	E	100	06/15/2009	(2)	10% pa	US$	0.80	1.4300

Von Meyenburg	E	200	08/03/2009	(2)	10% pa	US$	0.80	1.4400

Round Enterprises Ltd.	E	2,000	10/13/2009	(2)	5% pa	US$	0.25	1.4854

Round Enterprises Ltd.	E	2,200	12/18/2009	(2)	5% pa	US$	0.25	1.4338

Total long term
Principal Amounts	E	19,833
Accrued Interest	E	1,889

Total long term Convertible Notes to Related Parties	E	21,722

Round Enterprises Ltd.	E	4,000	04/03/2009	(4)	10% pa	US$	0.80	1.3486

Eardley Holding A.G.	E	1,000	04/03/2009	(4)	10% pa	None

Total short term
Principal Amounts	E	5,000
Accrued Interest	E	740

Total short term Convertible Notes to Related Parties	E	5,740

Total Convertible Notes to Related Parties	E	27,462

Norwood Secured Loan	E	2,500	04/03/2009	(5)	5% pa	US$	0.80	1.2812

Total Principal Amount	E	2,500
Accrued Interest	E	93

Total Convertible Note Payable — other	E	2,593

Norwood contingent liability	E	1,936		(6)

TOTAL NOTES,LOANS AND CONTINGENT LIABILITY	E	31,991

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) The date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The earlier of (i) June 30, 2010 or (ii) upon an event of default. The loan is secured against two third of the IP assets of Bestewil Holding BV and convertible for shares.

(5)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with maturity 36 months after the closing date and bearing interest at 5% per annum. The note is secured against one third of Bestewil shares.

(6)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

Note 4. Income Taxes
The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2009		2008
U.S. Federal statutory rates on loss from operations	E	(3,466)	E	(2,353)
Effect of foreign statutory rate differences		185		—
Effect of exchange rate changes		36		(454)
Permanent differences		(549)		—
Increase in valuation allowance		3,781		2,925
Other		3		(100)

Income tax provision (benefit)	E	(10)	E	18

Deferred tax asset is composed of the following:

	2009		2008
Licenses capitalized for United States tax purposes	E	1,279	E	1,385
License contract basis difference		(867)		—
IPR&D basis difference		(770)		—
Other		54		—
Net operating loss carry forwards
United States		11,818		8,722
Switzerland		459		—
The Netherlands		228		—
Luxembourg		174		173

		12,375		10,280
Less valuation allowance for deferred tax asset		(12,375)		(10,280)

Net deferred tax asset	E	—	E	—

The Company’s provision for income taxes was derived from U.S., Swiss, Netherlands and Luxembourg operations. At December 31, 2009, the Company had estimated net operating loss carry forwards which expire as follows (the Luxembourg losses do not expire):

	United States		Luxembourg		Switzerland		The Netherlands
2010	E	—	E	—	E	—	E	—
2011		552		—		—		—
2012		1,011		—		—		—
2013		—		—		—		—
2014		—		—		—		—
2015-2028		33,196		—		1,834		911
Perpetual		—		793		—		—

	E	34,759	E	793	E	1,834	E	911

Note 5. Stock Options
2001 Qualified Incentive Stock Option Plan
The Company’s board of directors approved a stock option plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company’s common stock to employees and non-employee directors. No options were issued under this plan in 2008 or 2009. The following table summarizes information with respect to all options outstanding under the stock option plan:

		Weighted	Weighted Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Term (Years)
Outstanding and exercisable at December 31, 2007, 2008 and 2009	442,500	U.S. $.97	3.1

Reserved for future grants at December 31, 2009	4,557,500

At December 31, 2009, exercise prices range from $0.12 to $3.50. There was no material intrinsic value on outstanding options at December 31, 2009.
Not included in the above table are the 12,011,531 options issued as part of the acquisition of Bestewil described in Note 7.
The Company will issue new shares upon the exercise of any options.
Note 6. Commitments and Contingencies
Total rent expense per year was E179 for 2009 and E20 for 2008. The lease of the Company’s Nyon, Switzerland facility expires in 2012; the lease of the Company’s Lausanne, Switzerland facilities expires in 2018.

Future lease payments expected on the above office leases are as follows for the years ending December 31,

Office Rent Expected	2010		2011		2012		2013		2014		2015-18
NYON	E	18	E	18	E	4	E	—	E	—	E	—
LAUSANNE	E	120	E	120	E	120	E	120	E	120	E	480
LEIDEN	E	48	E	—	E	—	E	—	E	—	E	—

TOTAL	E	186	E	138	E	124	E	120	E	120	E	480
Note 7. Acquisition of Bestewil
On April 1, 2009 Mymetics and NIL closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”)raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of the lower of (i) $0.80 or (ii) the issue price of the shares of common stock that the Company intends to issue after the closing date for the purpose of raising the necessary funds to repay the bridge loan that the Company expects to issue to pay the Cash Consideration (the “Conversion Price”) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. If Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than its shares of common stock, NIL had the right, at its election, to purchase those shares in place of shares of Mymetics common stock. However, the conversion price on the option and convertible debt is set at $0.80 since the Company did not issue stock subsequently at a lower price. The result is that the option allows NIL to acquire 12,011,531 shares of common stock.
Further contingent consideration to be paid under the Share Purchase Agreement includes:
•	A payment of up to E2,800 in cash in the event of a license agreement being signed by April 1, 2011 with a third party to access Bestewil intellectual property and know-how in the field of Respiratory Syncytial Virus (“RSV License”);

•	A payment of up to E3,000 in cash should a third party commence a Phase III clinical trial by April 1, 2013 for Mymetics’ Intranasal Influenza Vaccine licensed from Bestewil;

•	A payment of 50% of Mymetics’ net royalties received from a Respiratory Syncytial Virus license (RSV license), payable in cash, maximum amount unlimited; and

•	A payment in cash, maximum amount unlimited, of 25% of any net amounts received by Mymetics from a third party Herpes Simplex Virus license (HSV license) based upon Bestewil intellectual property.
Under the terms of the Share Purchase Agreement, Mymetics has entered into an employment agreement with Antonius Stegmann, CSO of Virosome Biologicals B.V. (renamed Mymetics B.V.).
The acquisition of Bestewil has expanded Mymetics’ current portfolio of vaccines and vaccine candidates.
The acquisition of Bestewil has been recorded as a business acquisition. In a business acquisition, the purchase price of an acquired entity is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

The Company has concluded the measurement period for estimating the fair value of the purchase consideration. The fair value of the purchase consideration for the Bestewil acquisition on April 1, 2009 was as follows:

	As		Measurement
	Initially		Period		As
	Recorded		Adjustments		Adjusted
Cash paid to Norwood	E	5,000	E	—	E	5,000
Convertible note payable issued		2,500		—		2,500
Equity options issued		601		—		601
Contingent consideration:
Royalties for Influenza Vaccine		—		1,800		1,800
Royalties for RSV		700		729		1,429
Royalties for HSV		750		(429)		321

Total purchase consideration	E	9,551	E	2,100	E	11,651

The range of the undiscounted amounts the Company could pay in contingent consideration is not determinable since it is based on sales of vaccines that are yet to be developed. The fair value of the contractual obligations to pay the contingent consideration recognized on the acquisition date was determined based on a risk-adjusted, discounted cash flow approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant cash flows were discounted using a discount rate of 25%, which the Company believes is appropriate and is representative of a market participant assumption.
The options to acquire 12,011,531 shares of common stock had a grant date fair value of E0.05 using the following assumptions:

Expected volatility	157.60%
Risk-free interest rate	0.65%
Expected term in years	1.5
Dividend yield	0.00%

The Company’s fair value estimates of the purchase price consideration are assigned to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2009:

	Purchase Price Allocation
Assets:
Current assets	E	90
License contract (Intranasal Influenza Vaccine)		2,694
In-process research and development (HSV and RSV)		2,266
Goodwill		6,671
Property and equipment		98
Other non-current assets		7

Total assets		11,826
Liabilities:
Current liabilities		175

Total liabilities	E	175

Total purchase consideration	E	11,651

The above allocation is final. The license contract will be amortized over 14 years.
The fair value of the in-process research and development assets and license contract were estimated using an income approach and Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were generally assumed to extend either through the patent life underlying each product.
We derived the estimated cash flows from the existing license in the case of the Solvay contract and the projected revenues of drugs developed with in-process research and development. The fair value of in-process research and development also includes an existing royalty payable by the Company to Norwood based on the net sales derived from drugs that use the IPR&D technology. The discount rate applied to the estimated cash flows for all intangible assets acquired was 25%. We believe the discount rate used is consistent with what a market participant would use.
The E6,671 of goodwill was assigned to our vaccine development segment, which is our only reportable segment as of December 31, 2009. The goodwill recognized is attributable primarily to the potential additional applications for the acquired patents, expected corporate synergies, the assembled workforce of Bestewil and other factors. None of the goodwill is expected to be deductible for income tax purposes.
The amounts of revenue and net loss of Bestewil since the acquisition date included in the consolidated income statement for the year ended December 31, 2009 are E149 and E243, respectively. The amounts of revenue and net loss for the Company for the year ended December 31, 2009 as though the acquisition took place as of January 1, 2008 are as follows:

	YEAR ENDED
	DECEMBER 31, 2009

Revenue	E	233
Net loss	E	(10,199)
The results above would not change had the acquisition taken place as of January 1, 2009. The amounts of revenue and net loss for the Company for the year ended December 31, 2008 as though the acquisition took place as of January 1, 2008 are not practicable to determine due to lack of data for these periods.

Note 8. Fair Value Measurements
As of December 31, 2009, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.
The Company’s acquisition-related contingent consideration is measured at fair value on a recurring basis using Level 3 inputs.
The following table presents changes to the Company’s acquisition-related contingent consideration for the year ended December 31, 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Acquisition-related
	Contingent Consideration
Liabilities:
Balance at January 1, 2009	E	—
Amounts acquired or issued		3,550
Transfers in and/or (out) of Level 3		—

Change in fair value recorded in earnings		(1,614)

Balance at December 31, 2009	E	1,936

As of December 31, 2009, the fair value of the acquisition-related contingent consideration decreased from the acquisition date primarily reflecting management’s current assessment of the decreased probability that the Company will be obligated to make contingent consideration payments, as well as the reduction in the amount of expected royalties to be paid.
Note 9. Intangible Assets
Intangible assets consisted of the following at December 31, 2009:

	December 31, 2009
Indefinite-lived intangibles:
In process research and development	E	2,266

Definite-lived intangibles:
License contract	E	2,694
Less accumulated amortization		(144)

		2,550

Other intangibles, net	E	4,816

Amortization expense was E144 for the year ended December 31, 2009. As of December 31, 2009, estimated amortization of intangibles for each of the next five years subsequent to December 31, 2009 is E192.
Note 10. Subsequent Events
On February 4, 2010, Mymetics engaged a US based investment bank to lead the effort of raising approximately €35 million in a private placement to meet Mymetics’ capital requirements for continued development of its vaccine pipeline.
On February 4, 2010, the Board of Directors of Mymetics approved a stock incentive plan for its officers, directors, employees and consultants subject to approval of its stockholders.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation
By:	/s/ Jacques-François Martin
	Name:	Jacques-François Martin
	Title:	Chief Executive Officer
	Date:	April 15, 2010

POWERS OF ATTORNEY
     Each person whose signature appears below constitutes and appoints Ernst Luebke as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jacques-François Martin	Chief Executive Officer and Director
Jacques-François Martin	(Principal Executive Officer)

April 15, 2010

/s/ Ernst Luebke	Chief Financial Officer and Director
Ernst Luebke	(Principal Financial and Accounting Officer)
April 15, 2010

/s/ Sylvain Fleury	Chief Scientific Officer and Director

Sylvain Fleury, Ph.D.

April 15, 2010