Form 10-Q
period 2010-03-31
MYMETICS CORP
filed 2010-05-17
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2010
Common Stock, $0.01 par value	196,263,630

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	March 31,		December 31,
	2010		2009
ASSETS

Current Assets
Cash	E	1,170	E	2,959
Receivable officer		8		6
Receivable other		295		39
Prepaid expenses		31		34

Total current assets		1,504		3,038
Property and equipment, net of accumulated depreciation of E119 at March 31, 2010 and E100 at December 31, 2009		208		232
License contract, net of accumulated amortization of E192 at March 31, 2010 and E144 at December 31, 2009		2,502		2,550
In-process research and development		2,266		2,266
Goodwill		6,671		6,671

	E	13,151	E	14,757

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	E	1,157	E	1,540
Payable to officers and employees		53		—
Taxes and social costs payable		14		41
Current portion of convertible notes payable to related parties		5,863		5,740

Total current liabilities		7,087		7,321

Convertible notes payable to related parties, less current portion		22,159		21,722
Convertible note payable — other		2,624		2,593
Acquisition-related contingent consideration		2,119		1,936

Total liabilities		33,989		33,572

	March 31,		December 31,
	2010		2009
Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued and outstanding 196,263,630 at March 31, 2010 and 196,063,630 at December 31, 2009		1,756		1,754
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		20,858		20,840
Deficit accumulated during the development stage		(44,129)		(42,090)
Accumulated other comprehensive income		677		681

		(20,838)		(18,815)

	E	13,151	E	14,757

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	MARCH 31, 2010		MARCH 31, 2009		DEVELOPMENT STAGE
Revenue
Sales	E	38	E	—	E	398
Interest		1		—		36
Gain on extinguishment of debt		—		—		774
Government grants		—		—		78

		39		—		1,286

Expenses
Research and development		538		2,802		21,204
General and administrative		693		984		18,698
Bank fee		—		—		937
Interest		591		227		4,625
Change in the fair value of acquisition-related contingent consideration		183		—		(1,431)
Goodwill impairment		—		—		209
Depreciation		19		18		631
Amortization of intangibles		48		—		192
Directors’ fees		5		—		321
Other		1		—		11

		2,078		4,031		45,397

Loss before income tax provision		(2,039)		(4,031)		(44,111)
Income tax provision		—		(7)		(18)

Net loss		(2,039)		(4,038)		(44,129)
Other comprehensive income (loss)
Foreign currency translation adjustment		(4)		(48)		677

Comprehensive loss	E	(2,043)	E	(4,086)	E	(43,452)

Basic and diluted loss per share	E	(0.01)	E	(0.02)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)(UNAUDITED)
For the Period from May 2, 1990 (Inception) to March 31, 2010
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income - Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility (restated)	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year (restated)		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693

Exercise of stock options	March 2002	10,000		—		8		—		—		8
Issuance of stock purchase warrants for bank fee	June 2002	—		—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		—		—		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		—		—		—
Net loss for the year		—		—		—		(3,622)		—		(3,622)
Translation adjustment		—		—		—		—		97		97

Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2003	400,000	4	29	—	—	33
Shares retired	October 2003	(51)	—	—	—	—	—
Issuance of shares for services	November 2003	1,500,000	12	100	—	—	112
Issuance of shares for cash	December 2003	1,500,000	12	113	—	—	125
Issuance of stock purchase warrants for financing fee	December 2003	—	—	12	—	—	12
Net loss for the year		—	—	—	(2,786)	—	(2,786)
Translation adjustment		—	—	—	—	453	453

Balance at December 31, 2003		54,344,454	607	4,289	(9,946)	650	(4,400)

Issuance of shares for services	January 2004	550,000	5	27	—	—	32
Issuance of shares for cash	January 2004	2,000,000	17	150	—	—	167
Issuance of stock purchase warrants for financing fee	January 2004	—	—	40	—	—	40
Issuance of shares for cash	February 2004	2,500,000	21	187	—	—	208
Issuance of stock purchase warrants for financing fee	February 2004	—	—	62	—	—	62
Issuance of shares for services	April 2004	120,000	1	11	—	—	12
Issuance of shares for bank fee	May 2004	500,000	4	62	—	—	66
Issuance of shares for cash	May 2004	2,000,000	16	148	—	—	164
Issuance of shares for services	August 2004	250,000	2	26	—	—	28
Issuance of shares for cash	August 2004	1,466,667	12	128	—	—	140
Issuance of stock purchase warrants for financing fee	August 2004	—	—	46	—	—	46
Issuance of shares for services	September 2004	520,000	4	29	—	—	33
Issuance of shares for cash	September 2004	50,000	—	4	—	—	4
Issuance of shares for services	October 2004	2,106,743	16	132	—	—	148
Issuance of shares for services	November 2004	2,000,000	15	177	—	—	192
Issuance of shares for cash	November 2004	40,000	—	4	—	—	4
Net loss for the year		—	—	—	(2,202)	—	(2,202)
Translation adjustment		—	—	—	—	191	191

Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)

Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	-2,000,000	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2008	800,000	6	79	—	—	85
Issuance of shares for services	January 2008	200,000	1	20	—	—	21
Issuance of shares for cash	February 2008	1,000,000	7	326	—	—	333
Issuance of shares for services	March 2008	500,000	3	73	—	—	76
Issuance of shares for services	March 2008	500,000	3	73	—	—	76
Issuance of shares for cash	June 2008	300,000	2	94	—	—	96
Issuance of shares for cash	June 2008	1,300,000	8	492	—	—	500
Issuance of shares for services	July 2008	2,000,000	13	239	—	—	252
Issuance of shares for services	August 2008	250,000	2	39	—	—	41
Issuance of shares for cash	December 2008	1,000,000	7	319	—	—	326
Net loss for the year		—	—	—	(6,938)	—	(6,938)
Translation adjustment		—	—	—	—	13	13

Balance at December 31, 2008		195,313,630	1,749	20,155	(31,904)	685	(9,315)

Issuance of shares for services	March 2009	250,000	2	36	—	—	38
Issuance of stock options for acquisition	April 2009	—	—	601	—	—	601
Issuance of shares for services	May 2009	250,000	1	27	—	—	28
Issuance of shares for services	September 2009	250,000	2	21	—	—	23
Net loss for the year		—	—	—	(10,186)	—	(10,186)
Translation adjustment		—	—	—	—	(4)	(4)

Balance at December 31, 2009		196,063,630	1,754	20,840	(42,090)	681	(18,815)

Issuance of shares for services	March 2010	200,000	2	18	—	—	20
Net loss for the period		—	—	—	(2,039)	—	(2,039)
Translation adjustment		—	—	—	—	(4)	(4)

Balance at March 31, 2010		196,263,630	1,756	20,858	(44,129)	677	(20,838)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

		FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
		MONTHS ENDED		MONTHS ENDED		DURING THE
		MARCH 31, 2010		MARCH 31, 2009		DEVELOPMENT STAGE

Cash Flow from Operating Activities
Net loss	E	(2,039)	E	(4,038)	E	(44,129)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition- related contingent consideration		183		—		1,431
Depreciation		19		18		631
Amortization of intangibles		48		—		192
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		20		38		5,244
Amortization of debt discount		—		—		210
Changes in operating assets and liabilities, Receivables		(258)		(18)		(233)
Accounts payable and payable to officers and employees		(330)		1,956		1,791
Taxes and social costs payable		(27)		5		14
Other		3		62		14

Net cash used in operating activities		(2,381)		(1,977)		(38,039)

Cash Flows from Investing Activities
Patents and other		—		—		(393)
Sale (purchase) of property and equipment		5		(110)		(218)
Acquisition of subsidiary, net of cash acquired of E58		—		—		(4,942)
Cash acquired in reverse purchase		—		—		13

Net cash provided by (used in) investing activities		5		(110)		(5,540)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	MARCH 31, 2010		MARCH 31, 2009		DEVELOPMENT STAGE

Cash Flows from Financing Activities
Proceeds from issuance of common stock		—		—		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		591		1,726		33,090
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		591		1,726		44,072

Effect on foreign exchange rate on cash		(4)		(48)		677

Net change in cash		(1,789)		(409)		1,170

Cash, beginning of period		2,959		509		—

Cash, end of period	E	1,170	E	100	E	1,170

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
Note 1. The Company and Summary of Significant Accounting Policies
BASIS OF PRESENTATION
     The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.
     The accompanying interim period consolidated financial statements of Mymetics Corporation (the “Company”) set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2009.
     The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2010 were of a normal and recurring nature.
     The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceutical, and (iii) Resporatory Syncytial Virus (RSV)which is at the pre-clinical stage. The Company has established a network of partners and sub-contractors to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.
     These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2010, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.
     These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E44,129 at March 31, 2010. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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
CASH
     Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three months ended March 31, 2010 and 2009, respectively.
REVENUE RECOGNITION
     Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.
RECEIVABLES
     Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at March 31, 2010 and at December 31, 2009 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.
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
     The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2010 or at December 31, 2009. The Company’s United States tax returns are open to audit for the years ended December 31, 2006 to 2009. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2009. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2009. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2009.
EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 196,161,408 and 195,366,408 for the three months ended March 31, 2010 and 2009, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.
PREFERRED STOCK
     The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No shares are issued or outstanding at March 31, 2010.
STOCK-BASED COMPENSATION
     Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.
     On April 1, 2009 Mymetics issued an option to Norwood Immunology Limited (“NIL”) as part of its acquisition of Bestewil Holding B.V. (“Bestewil”). See Note 2.
     There were no options issued in the three months ended March 31, 2010 or 2009 and there were no stock options that vested in either of those periods.
     The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. In the three months ended March 31, 2010, 200,000 shares were issued to individuals as fee for services rendered.
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
FAIR VALUE MEASUREMENTS
     Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1-Quoted prices in active markets for identical assets or liabilities.
Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
FAIR VALUES OF FINANCIAL INSTRUMENTS
     The Company generally has the following financial instruments: cash, employee receivables, other receivables, accounts payable, payable to officers and employees, taxes and social costs payable, acquisition-related contingent consideration and convertible notes payable. The carrying value of cash, employee receivables, other receivables, accounts payable, payable to officers and employees and taxes and social costs payable approximate their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Due to the unique nature of the convertible notes payable, management believes it is not practicable to estimate the fair value of these instruments.
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
RELATED PARTY TRANSACTIONS
The Company’s general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel’s law firm during the period ended March 31, 2010, totaling E65 of which E29 is payable at March 31, 2010. The professional fees incurred by the Company to the counsel’s law firm during the period ended March 31, 2009, totaled E22.

COMMITMENTS
     As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013. The second milestone payment of E200 is due on December 23, 2010.
NEW ACCOUNTING PRONOUNCEMENTS
     No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.
SUBSEQUENT EVENTS
     The Board of Directors of Mymetics is evaluating the approval of the issuance of 1,550,000 shares of Mymetics common stock related to services provided by a third party in the field of investor relations.
Note 2. Acquisition of Bestewil
     On April 1, 2009, Mymetics and NIL closed the acquisition of Bestewil Holding B.V. (Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of the lower of (i) $0.80 or (ii) the issue price of the shares of common stock that the Company intends to issue after the closing date for the purpose of raising the necessary funds to repay the bridge loan that the Company expects to issue to pay the Cash Consideration (the “Conversion Price”) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. If Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than its shares of common stock, NIL had the right, at its election, to purchase those shares in place of shares of Mymetics common stock. However, the conversion price on the option and convertible debt is set at $0.80 since the Company did not issue stock subsequently at a lower price. The result is that the option allows NIL to acquire 12,011,531 shares of common stock.
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
The Company’s fair value estimates of the purchase price consideration are assigned to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2009:

	Purchase Price Allocation
Assets:
Current assets	E	90
License contract (Intranasal Influenza Vaccine)		2,694
In-process research and development (HSV and RSV)		2,266
Goodwill		6,671
Property and equipment		98
Other non-current assets		7

Total assets		11,826

	Purchase Price Allocation
Liabilities:
Current liabilities		175

Total liabilities	E	175

Total purchase consideration	E	11,651

The above allocation is final. The license contract will be amortized over 14 years.
Note 3. Intangible Assets
Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266
Definite-lived intangibles:
License contract	E	2,694	E	2,694
Less accumulated amortization		(192)		(144)

		2,502		2,550

Other intangibles, net	E	4,768	E	4,816

Amortization of intangibles amounting to E48 has been recorded during the three months ended March 31, 2010.
Note 4. Acquisition-Related Contingent Consideration
     As of March 31, 2010, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.
     The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending March 31, 2010:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)

Balance at January 1, 2010	E	1,936
Change in fair value recorded in earnings		183

Balance at March 31, 2010	E	2,119

     During the period ending March 31, 2010, the fair value of the acquisition-related contingent consideration increased due to the passage of time.

Note 5. Debt Financing
     The Company is focusing its efforts on funding its on-going expenses through high net worth individuals located in Europe. To date, investors in Switzerland have purchased restricted common shares at prices which are at a premium to the market price of Mymetics shares, and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission.
     In addition to purchasing shares, certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), which have a total carrying value of E28,022 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.
     The details of the convertible notes, loans and contingent liabilities are as follows at March 31, 2010:

								Fixed
								EUR/USD
				Dura-	Inter-	Conversion		Rate for
	1st-Issue	Principal		tion	est	Price		Conversion
Lender	Date	Amount		(Note)	Rate	(stated)		Price
Eardley Holding A.G. (1)	06/23/2006	E	133	(2)	10% pa	US$	0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	US$	0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	US$	0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	US$	0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	US$	0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	US$	0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	US$	0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	US$	0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2)	10% pa	US$	0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2)	10% pa	US$	0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	US$	0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	US$	0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	US$	0.25	1.4338

Total long term principal Amounts		E	19,833
Accrued Interest		E	2,326

Total long term convertible Notes to Related Parties		E	22,159

Round Enterprises Ltd.	04/03/2009	E	4,000	(4)	10% pa	US$	0.80	1.3486
Eardley Holding A.G.	04/03/2009	E	1,000	(4)	10% pa		None

Total short term Principal Amounts		E	5,000
Accrued Interest		E	863

Total short term Convertible Notes to Related Parties		E	5,863
Total Convertible Notes to Related Parties		E	28,022

Norwood Secured Loan	04/03/2009	E	2,500	(5)	5% pa	US$	0.80	1.2812

							Fixed
							EUR/USD
				Dura-	Inter-	Conversion	Rate for
	1st-Issue	Principal		tion	est	Price	Conversion
Lender	Date	Amount		(Note)	Rate	(stated)	Price
Total Principal Amount		E	2,500
Accrued Interest		E	124

Total Convertible Note Payable — other		E	2,624

Norwood Contingent Liability		E	2,119	(6)

TOTAL NOTES,LOANS AND CONTINGENT LIABILITY		E	32,765

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) The date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The earlier of (i) June 30, 2010 or (ii) upon an event of default. The loan is secured against two third of the IP assets of Bestewil Holding BV and convertible for shares.

(5)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with maturity 36 months after the closing date and bearing interest at 5% per annum. The note is secured against one third of Bestewil shares.

(6)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.
Note 6. Equity Financing
The Company expects to continue to rely on its existing high net worth shareholders until at least the end of 2010. Collaboration is ongoing with two reputable private financial organizations in order to create further equity investment by private placement to meet the Company’s expenses during the next 12 months and beyond.
On February 4, 2010, Mymetics engaged a US based investment bank to lead the effort of raising approximately €35 million in a private placement to meet Mymetics’ capital requirements for continued development of its vaccine pipeline.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2010 and 2009 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 and related notes and the description of the Company’s business and properties included elsewhere herein.
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
     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our annual report on Form 10-K for the year ended December 31, 2009 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2009.
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
     Revenue was E39 for the three months ended March 31, 2010, of which E38 relate to licensing agreements, and nil for the three months ended March 31, 2009. This revenue has been earned by the acquired Company “Bestewil Holding/Virosome Biological”.
     Costs and expenses decreased to E2,078 for the three months ended March 31, 2010 from E4,031 (-48.5%) for the three months ended March 31, 2009. Research and development expenses decreased to E538 in the current period from E2,802 (-80.8%) in the comparative period of 2009 due to the activity in the development of new antigens and the preparation for phase I trials for HIV together with the ongoing phase Ib trials for malaria incurred in the three months ended March 31, 2009. General and administrative expenses decreased to E693 in the three months ended March 31, 2010 from E984 (-29.6%) in the comparative period of 2009 due to the due diligence cost for the Bestewil acquisition incurred during the three months ended March 31, 2009.

     The Company reported a net loss of E2,039, or E0.01 per share, for the three months ended March 31, 2010, compared to a net loss of E4,038, or E0.02 per share, for the three months ended March 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
     We had cash of E1,170 at March 31, 2010 compared to E2,959 at December 31, 2009.
     We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.
     As of March 31, 2010, we had an accumulated deficit of approximately E44 million, and we incurred losses of E2,039 in the three-month period ending on that date. These losses are principally associated with the research and development of our HIV vaccine technologies and our malaria vaccine project. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
     Net cash used in operating activities was (E2,381) for the three-month period ended March 31, 2010, compared to (E1,977) for the period ended March 31, 2009.
     Investing activities provided (E5) during the three months ended March 31, 2010, as compared to using E110 during the three months ended March 31, 2009, mostly for the acquisition of office furniture.
     Financing activities provided cash of E591 for the three-month period ended March 31, 2010, compared to E1,726 in the same period last year, primarily from notes payable and advances from shareholders.
     Salaries and related payroll costs represent fees for all of our directors other than our employee directors, gross salaries for three of our executive officers, and payments under consulting contracts with two of our officers. Under Executive Employment Agreements with our CFO, CSO and COO, we pay our salaried executive officers a combined amount of E54 per month, exclusive of our contracts for the consulting services of Mr. Jacques-François Martin, Professor Marc Girard and Mr Christian Rochet who is currently employed by the Company as Senior Advisor to the President.
     Mr. Jacques-François Martin is President and Chief Executive Officer of Mymetics Corporation and Mr. Ronald Kempers has joined the Company as Chief Operating Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll three assistants to our CEO, CFO and CSO, respectively, as well as one employee performing various administrative services on our behalf. Mymetics BV has one full time executive officer (CSO) plus two full-time assistants. As of March 31, 2010, our Luxembourg affiliate had no employees.
     The ten member Scientific Advisery Board (SAB) created in 2009, is made up of emminent intellectuals from around the world with expertise related to the Company’s products as follows:-
     Chairman of the Scientific Advisory Board — Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis

Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).
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
     Monthly fixed and recurring expenses for “Property leases” of E18 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E2 is related to the office located at 14, rue de la Colombiere in Nyon (Switzerland) (100 square meters), E12 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (400 square meters), and E4 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 100 square meters.
     Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.
     Cumulative interest expense of E3,313 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in note 5).
     We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV, Respiratory Syncytial Virus and Herpes Simplex vaccines, while also further developing the R&D of Bestewil. Additional funding requirements during the next 12 months will arise as we continue to develop the pipeline of vaccines and move forward in our clinical trials. We expect that funding for the cost of any clinical trials will be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.
     In the past we have financed our research and development activities primarily through debt and equity financings from various parties.
     We anticipate our operations will require approximately E5 million until December 31, 2010. To allow the Company to achieve our business plan, we have engaged Gilford Securities to raise on a best efforts basis through its selling group up to US$60,000,000 through the sale of convertible Series A Preferred Stock which has to be authorized by our shareholders through an amendment to our certificate of incorporation. Under the terms of the letter of engagement with Gilford Securities dated February 1, 2010, we will (i) pay a cash fee of 8% of the purchase price of the Series A Preferred Stock sold by Gilford Securities, not including up to US$15,000,000 that we are allowed to sell to investors which are not introduced by Gilford Securities, (ii) issue placement warrants to Gilford Securities to acquire Series A Preferred Stock in an amount equal to 10% of the number of shares of Series A Preferred Stock sold by Gilford Securities that are exercisable for five years at US$1.00 per share, which is equal to the Series A Preferred purchase price and which Series A Preferred conversion shares will have piggyback registration rights, (iii)

register the shares of our common stock underlying the Series A Preferred Stock within three months of selling a minimum of US$40,000,000 of Series A Preferred Stock. The proposed Series A Preferred Stock is nonvoting, convertible into shares of our common stock at a price of US$.50 per share, preferred as to liquidation only and will not pay any dividend. We will continue to seek to raise the required capital from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.
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
     We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue phase I clinical trials for our HIV vaccine in 2010. In accordance with our past strategy, we intend to subcontract such work to “best of class” research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.
     We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. We are working closely with Gilford Securities, as stated above, to assist us in an effort to generate further equity investments within the next twelve months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into one or more licensing or partnership agreements with major pharmaceutical companies, and the results of future clinical trials.
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
ITEM 4T. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were not effective due to the fact that internal control over financial reporting are not reviewed by a qualified consultant.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes of internal control over financial reporting were made in the three months ended March 31, 2010. The Company is in the process of evaluating to which extend a qualified consultant should be involved to review and disclose complex transactions.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Neither Mymetics Corporation nor its wholly owned subsidiaries 6543 Luxembourg SA and Mymetics S.A. (formerly Mymetics Management Sàrl), Bestewil BV or Mymetics BV are presently involved in any material litigation incident to our business.
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

Dated: May 17, 2010	MYMETICS CORPORATION
	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ernst Luebke
Chief Financial Officer