Form 10-Q
period 2010-09-30
MYMETICS CORP
filed 2010-11-12
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2010

Common Stock, $0.01 par value	213,963,166

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	September 30,		December 31,
	2010		2009
ASSETS
Current Assets
Cash	E	2,119	E	2,959
Receivable officer		36		6
Receivable other		59		39
Prepaid expenses		29		34

Total current assets		2,243		3,038

Property and equipment, net of accumulated depreciation of E135 at September 30, 2010 and E100 at December 31, 2009		158		232
License contract, net of accumulated amortization of E289 at September 30, 2010 and E144 at December 31, 2009		2,405		2,550
In-process research and development		2,266		2,266
Goodwill		6,671		6,671

	E	13,743	E	14,757

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	E	1,430	E	1,540
Taxes and social costs payable		16		41
Current portion of notes payable to related parties, net of unamortized debt discount of E900 at September 30, 2010 (none at December 31, 2009)		2,428		5,740

Total current liabilities		3,874		7,321

Convertible notes payable to related parties, less current portion		23,058		21,722
Convertible note payable — other		2,687		2,593
Acquisition-related contingent consideration		2,761		1,936

Total liabilities		32,380		33,572

	September 30,		December 31,
	2010		2009
Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; Issued and outstanding 213,963,166 at September 30, 2010 and 196,063,630 at December 31, 2009		1,888		1,754
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		28,279		20,840
Deficit accumulated during the development stage		(49,459)		(42,090)
Accumulated other comprehensive income		655		681

		(18,637)		(18,815)

	E	13,743	E	14,757

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	SEPTEMBER 30,		SEPTEMBER 30,		DEVELOPMENT STAGE
	2010		2009
Revenue
Sales	E	38	E	38	E	473
Interest		1		—		38
Gain on extinguishment of debt		—		—		774
Government grants		—		—		78

		39		38		1,363

Expenses
Research and development		978		1,226		22,905
General and administrative		789		573		20,167
Bank fee		—		1		938
Interest		784		526		6,040
Change in the fair value of acquisition- related contingent consideration		642		—		(789)
Goodwill impairment		—		—		209
Depreciation		52		21		703
Amortization of intangibles		49		102		289
Directors’ fees		5		—		331
Other		—		—		11

		3,299		2,449		50,804

Loss before income tax provision		(3,260)		(2,411)		(49,441)
Income tax provision		—		—		(18)

Net loss		(3,260)		(2,411)		(49,459)
Other comprehensive income (loss)
Foreign currency translation adjustment		(9)		37		655

Comprehensive loss	E	(3,269)	E	(2,374)	E	(48,804)

Basic and diluted loss per share	E	(0.02)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE NINE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
	SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
	2010		2009		DEVELOPMENT STAGE
Revenue
Sales	E	113	E	99	E	473
Interest		3		—		38
Gain on extinguishment of debt		—		—		774
Government grants		—		13		78

		116		112		1,363

Expenses
Research and development		2,239		5,756		22,905
General and administrative		2,162		2,737		20,167
Bank fee		1		1		938
Interest		2,006		1,521		6,040
Change in the fair value of acquisition- related contingent consideration		825		—		(789)
Goodwill impairment		—		—		209
Depreciation		91		60		703
Amortization of intangibles		145		102		289
Directors’ fees		15		—		331
Other		1		—		11

		7,485		10,177		50,804

Loss before income tax provision		(7,369)		(10,065)		(49,441)
Income tax provision		—		—		(18)

Net loss		(7,369)		(10,065)		(49,459)
Other comprehensive income (loss)
Foreign currency translation adjustment		(26)		(6)		655

Comprehensive loss	E	(7,395)	E	(10,071)	E	(48,804)

Basic and diluted loss per share	E	(0.04)	E	(0.05)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)(UNAUDITED)
For the Period from May 2, 1990 (Inception) to September 30, 2010
(In Thousands of Euros)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E119	E —	E —	E —	E 119
Net losses to December 31, 1999		—	—	—	(376)	—	(376)
Balance at December 31, 1999		33,311,361	119	—	(376)	—	(257)

Bank fee		—	—	806	—	—	806
Net loss for the year		—	—	—	(1,314)	—	(1,314)

Balance at December 31, 2000		33,311,361	119	806	(1,690)	—	(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830	354	(354)	—	—	—
Issuance of stock purchase warrants in connection with credit facility	March 2001	—	—	210	—	—	210
Issuance of shares for bank fee	March 2001	1,800,000	21	(21)	—	—	—
Issuance of shares for bank fee	June 2001	225,144	3	(3)	—	—	—
Issuance of shares for cash	June 2001	1,333,333	15	2,109	—	—	2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294	13	259	—	—	272
Exercise of stock purchase warrants for cash	December 2001	3,250,000	37	563	—	—	600
Net loss for the year		—	—	—	(1,848)	—	(1,848)
Translation adjustment		—	—	—	—	100	100

Balance at December 31, 2001		49,261,962	562	3,569	(3,538)	100	693

Exercise of stock options	March 2002	10,000	—	8	—	—	8
Issuance of stock purchase warrants for bank fee	June 2002	—	—	63	—	—	63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567	16	396	—	—	412
Issuance of remaining shares from 2001 business combination	August 2002	46,976	1	(1)	—	—	—
Net loss for the year		—	—	—	(3,622)	—	(3,622)
Translation adjustment		—	—	—	—	97	97

Balance at December 31, 2002		50,944,505	579	4,035	(7,160)	197	(2,349)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2003	400,000	4	29	—	—	33
Shares retired	October 2003	(51)	—	—	—	—	—
Issuance of shares for services	November 2003	1,500,000	12	100	—	—	112
Issuance of shares for cash	December 2003	1,500,000	12	113	—	—	125
Issuance of stock purchase warrants for financing fee	December 2003	—	—	12	—	—	12
Net loss for the year		—	—	—	(2,786)	—	(2,786)
Translation adjustment		—	—	—	—	453	453

Balance at December 31, 2003		54,344,454	607	4,289	(9,946)	650	(4,400)

Issuance of shares for services	January 2004	550,000	5	27	—	—	32
Issuance of shares for cash	January 2004	2,000,000	17	150	—	—	167
Issuance of stock purchase warrants for financing fee	January 2004	—	—	40	—	—	40
Issuance of shares for cash	February 2004	2,500,000	21	187	—	—	208
Issuance of stock purchase warrants for financing fee	February 2004	—	—	62	—	—	62
Issuance of shares for services	April 2004	120,000	1	11	—	—	12
Issuance of shares for bank fee	May 2004	500,000	4	62	—	—	66
Issuance of shares for cash	May 2004	2,000,000	16	148	—	—	164
Issuance of shares for services	August 2004	250,000	2	26	—	—	28
Issuance of shares for cash	August 2004	1,466,667	12	128	—	—	140
Issuance of stock purchase warrants for financing fee	August 2004	—	—	46	—	—	46
Issuance of shares for services	September 2004	520,000	4	29	—	—	33
Issuance of shares for cash	September 2004	50,000	—	4	—	—	4
Issuance of shares for services	October 2004	2,106,743	16	132	—	—	148
Issuance of shares for services	November 2004	2,000,000	15	177	—	—	192
Issuance of shares for cash	November 2004	40,000	—	4	—	—	4
Net loss for the year		—	—	—	(2,202)	—	(2,202)
Translation adjustment		—	—	—	—	191	191

Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)

Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	-2,000,000	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2008	800,000	6	79	—	—	85
Issuance of shares for services	January 2008	200,000	1	20	—	—	21
Issuance of shares for cash	February 2008	1,000,000	7	326	—	—	333
Issuance of shares for services	March 2008	500,000	3	73	—	—	76
Issuance of shares for services	March 2008	500,000	3	73	—	—	76
Issuance of shares for cash	June 2008	300,000	2	94	—	—	96
Issuance of shares for cash	June 2008	1,300,000	8	492	—	—	500
Issuance of shares for services	July 2008	2,000,000	13	239	—	—	252
Issuance of shares for services	August 2008	250,000	2	39	—	—	41
Issuance of shares for cash	December 2008	1,000,000	7	319	—	—	326
Net loss for the year		—	—	—	(6,938)	—	(6,938)
Translation adjustment		—	—	—	—	13	13

Balance at December 31, 2008		195,313,630	1,749	20,155	(31,904)	685	(9,315)

Issuance of shares for services	March 2009	250,000	2	36	—	—	38
Issuance of stock options for acquisition	April 2009	—	—	601	—	—	601
Issuance of shares for services	May 2009	250,000	1	27	—	—	28
Issuance of shares for services	September 2009	250,000	2	21	—	—	23
Net loss for the year		—	—	—	(10,186)	—	(10,186)
Translation adjustment		—	—	—	—	(4)	(4)

Balance at December 31, 2009		196,063,630	1,754	20,840	(42,090)	681	(18,815)

Issuance of shares for services	March 2010	200,000	2	18	—	—	20
Net loss for the period		—	—	—	(2,039)	—	(2,039)
Translation adjustment		—	—	—	—	(4)	(4)

Balance at March 31, 2010		196,263,630	1,756	20,858	(44,129)	677	(20,838)

Stock compensation expense — options	June 2010	—	—	162	—	—	162
Net loss for the period		—	—	—	(2,070)	—	(2,070)
Translation adjustment		—	—	—	—	(13)	(13)

Balance at June 30, 2010		196,263,630	1,756	21,020	(46,199)	664	(22,759)

Issuance of warrant with debt	July 2010	—	—	1,200	—	—	1,200
Issuance of shares for services	September 2010	1,550,000	12	147	—	—	159
Issuance of shares on conversion of debt	September 2010	16,149,536	120	5,868	—	—	5,988
Stock compensation expense — options	September 2010	—	—	44	—	—	44
Net loss for the period		—	—	—	(3,260)	—	(3,260)
Translation adjustment		—	—	—	—	(9)	(9)

Balance at September 30, 2010		213,963,166	1,888	28,279	(49,459)	655	(18,637)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

		FOR THE NINE		FOR THE NINE
		MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
		SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
		2010		2009		DEVELOPMENT STAGE
Cash Flow from Operating Activities
Net loss	E	(7,369)	E	(10,065)	E	(49,459)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition- related contingent consideration		825		—		(789)
Depreciation		91		60		703
Amortization of intangibles		145		102		289
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		179		89		5,403
Stock compensation expense — options		206		—		206
Amortization of debt discount		300		—		510
Changes in operating assets and liabilities,
Receivables		(50)		(17)		(25)
Accounts payable and payable to officers and employees		(110)		635		2,011
Taxes and social costs payable		(25)		(1)		16
Other		5		67		16

Net cash used in operating activities		(5,803)		(9,130)		(41,461)

Cash Flows from Investing Activities
Patents and other		—		—		(393)
Purchase of property and equipment		(17)		(145)		(240)
Acquisition of subsidiary, net of cash acquired of E58		—		(4,942)		(4,942)
Cash acquired in reverse purchase		—		—		13

Net cash used in investing activities		(17)		(5,087)		(5,562)

	FOR THE NINE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
	SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
	2010		2009		DEVELOPMENT STAGE
Cash Flows from Financing Activities
Proceeds from issuance of common stock		—		—		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		5,006		13,821		37,505
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		5,006		13,821		48,487

Effect on foreign exchange rate on cash		(26)		(6)		655

Net change in cash		(840)		(402)		2,119

Cash, beginning of period		2,959		509		—

Cash, end of period	E	2,119	E	107	E	2,119

Non-cash investing and financing activities
Issuance of warrant in conjunction with note payable	E	1,200	E	—	E	1,200

Issuance of shares on conversion of notes payable	E	5,988	E	—	E	5,988

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
     The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the nine-month period ending September 30, 2010 were of a normal and recurring nature.
     The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceuticals (now Abbott Laboratories), and (iii) Resporatory Syncytial Virus (RSV) which is at the pre-clinical stage. The Company has established a network of partners and sub-contractors to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.
     These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2010, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.
     These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E49,459 at September 30, 2010. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.
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
CASH
     Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three months ended September 30, 2010 and 2009, respectively. No interest was paid for the nine months ended September 30, 2010 and 2009, respectively.
REVENUE RECOGNITION
     Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.
RECEIVABLES
     Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowance at September 30, 2010 and at December 31, 2009 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.
PROPERTY AND EQUIPMENT
     Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.
LICENSE CONTRACT
     The license contract was acquired as part of the acquisition of Bestewil. It is amortized over 14 years on a straight-line basis.

IN-PROCESS RESEARCH AND DEVELOPMENT
     In-process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination after January 1, 2009, are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
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
     The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2010 or at December 31, 2009. The Company’s United States tax returns are open to audit for the years ended December 31, 2006 to 2009. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2009. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2009. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2009.
EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares was 201,657,505 and 195,816,347 for the three months ended September 30, 2010 and 2009, respectively. The weighted average number of shares was 198,047,647 and 195,615,828 for the nine months ended September 30, 2010 and 2009, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants, and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred.
PREFERRED STOCK
     The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2010.
STOCK-BASED COMPENSATION
     Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.
     On April 1, 2009 Mymetics issued an option to Norwood Immunology Limited (“NIL”) as part of its acquisition of Bestewil Holding B.V. (“Bestewil”). See Note 2.
     The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. In the nine months ended September 30, 2010, 1,750,000 shares were issued to individuals as fee for services rendered, of which 1,550,000 shares were issued during the three month period ended September 30, 2010.

     During the nine month period ending September 30, 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. Incentive stock options were awarded on June 30, 2010, for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 1,850,000 vested immediately and 1,500,000 vest in equal quantities over the next three years. As part of the employment contract with the CFO of Mymetics, 1,000,000 employee incentive stock options were issued on July 1, 2010 with an exercise price of USD 0.19 per share, of which 250,000 vested immediately and 750,000 vest in equal quantities over the next three years. No options were issued in the three and nine months ended September 30, 2009.
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
FAIR VALUE MEASUREMENTS
     Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
RELATED PARTY TRANSACTIONS
The Company’s general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel’s law firm during the three and nine months ended September 30, 2010, totaling E28 and E101, respectively. The professional fees incurred by the Company to the counsel’s law firm during the three and nine months ended September 30, 2009, totaled E16 and E85, respectively.
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
Note 2. Acquisition of Bestewil
     On April 1, 2009, Mymetics and NIL closed the acquisition of Bestewil Holding B.V. (Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. Since the Company converted the Bridge Loan to finance the acquisition at $0.50 in September 2010, the result is that the option allows NIL to acquire 19,218,450 shares of common stock.
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

The Company’s fair value estimates of the purchase price consideration are assigned to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2009:

	Purchase Price
	Allocation
Assets:
Current assets	E	90
License contract (Intranasal Influenza Vaccine)		2,694
In-process research and development (HSV and RSV)		2,266
Goodwill		6,671
Property and equipment		98
Other non-current assets		7

Total assets		11,826
Liabilities:
Current liabilities		175

Total liabilities	E	175

Total purchase consideration	E	11,651

     The above allocation is final. The license contract will be amortized over 14 years.
Note 3. Intangible Assets
Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266

Definite-lived intangibles:
License contract	E	2,694	E	2,694
Less accumulated amortization		(289)		(144)

		2,405		2,550

Other intangibles, net	E	4,671	E	4,816

Amortization of intangibles amounting to E145 has been recorded during the nine months ended September 30, 2010.
Note 4. Acquisition-Related Contingent Consideration
     As of September 30, 2010, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.
     The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending September 30, 2010:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
Balance at January 1, 2010	E	1,936
Change in fair value recorded in earnings		825

Balance at September 30, 2010	E	2,761

     During the nine month period ending September 30, 2010, the fair value of the acquisition-related contingent consideration increased by E825. This was mainly due to an increase in payments related to expected upfront and milestone income from the HSV vaccine candidate. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the strategy of Mymetics to out-license after a successful Phase II trial.
     For the three month period ending September 30, 2010, an E642 increase in the fair value of the acquisition-related contingent consideration liability had to be recorded. This was due to higher expected future milestone payments related to the HSV vaccine and an adjustment to the timelines reflecting Mymetics’ strategy to out-license the vaccine candidates after a successful Phase II.
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
     In addition to purchasing shares, certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), which have a total carrying value of E25,486 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.
     During the three month period ending September 30, 2010, two short term convertible loans with a carrying amount of E5,988 were converted into Mymetics common shares at a conversion price of $0.50 per share with an exchange rate of $1.3486 per Euro. This event has also fixed the conversion price at $0.50 per share for the Norwood convertible loan and the Norwood option (see note 2).
     During the nine month period ending September 30, 2010, Round Enterprises provided two 12 month loans to the Company for a total of E3,300 (see details in table below).
     On July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US$0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013. This warrant has been accounted for by taking it’s proportional fair value, which was calculated by the Black & Scholes methodology using a hundred fourty percent historical volatility, a three year expected term, a zero percent dividend yield and a three percent risk free rate. This proportional fair value was accounted for as a debt discount on the E2,200 loan issued on the same date and amortizing that discount over 12 months as interest expense.

     The details of the convertible notes, loans and contingent liabilities are as follows at September 30, 2010:

								Fixed EUR/USD
						Conversion		Rate for
	1st-Issue	Principal		Duration	Interest	Price		Conversion
Lender	Date	Amount		(Note)	Rate	(stated)		Price
Round Enterprises Ltd.	06/29/2010	E	2,200	(5)	5% pa	None

Round Enterprises Ltd.	09/30/2010	E	1,100	(8)	5% pa	None

Total Short Term Principal Amounts		E	3,300
Accrued Interest		E	28

Total Short Term Notes from Related Parties		E	3,328

Unamortized debt discount		E	(900)

Net Short Term Notes from Related Parties, net of unamortized debt discount		E	2,428

Eardley Holding A.G. (1)	06/23/2006	E	140	(2)	10% pa	US$	0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	US$	0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	US$	0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	US$	0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	US$	0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	US$	0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	US$	0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	US$	0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	US$	0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	US$	0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	US$	0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	US$	0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	US$	0.25	1.4338

Total Long Term Principal Amounts		E	19,840
Accrued Interest		E	3,218

Total Long Term Convertible Notes to Related Parties		E	23,058

Total Convertible Notes to Related Parties, net of unamortized debt discount		E	25,486

Norwood Secured Loan	04/03/2009	E	2,500	(6)	5% pa	US$	0.50	1.2812

Total Principal Amount		E	2,500
Accrued Interest		E	187

Total Convertible Note Payable — other		E	2,687

Norwood Contingent Liability		E	2,761	(7)

TOTAL LOANS, NOTES, AND CONTINGENT LIABILITY		E	30,934

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) the date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5)	The earlier of (i) June 30, 2011 or (ii) upon an event of default. The term of the loan agreement started on July 1, 2010.

(6)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of 36 months after the closing date and bearing interest at 5% per annum. The note is secured against 1/3rd of Bestewil common stock.

(7)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(8)	The earlier of (i) September 30, 2011 or (ii) upon an event of default.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2010 and 2009 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 and related notes and the description of the Company’s business and properties included elsewhere herein.
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
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Revenue was E116 for the nine months ended September 30, 2010, of which E113 relate to licensing agreements, and E112 for the nine months ended September 30, 2009. This revenue has been earned by the acquired company “Bestewil Holding/Virosome Biologicals”.
     Costs and expenses decreased to E7,485 for the nine months ended September 30, 2010 from E10,177 (-26.5%) for the nine months ended September 30, 2009. Research and development expenses decreased to E2,239 in the current period from E5,756 (-61.1%) in the comparative period of 2009. This decrease is mainly due to minimal expenses on malaria after the Phase Ib was successfully completed in Tanzania in early 2010. General and administrative expenses decreased to E2,162 in the nine months ended September 30, 2010 from E2,737 (-21.0%) in the comparative period of 2009 due to the due diligence cost for the Bestewil acquisition incurred during the nine months ended September 30, 2009.

     Interest expense increased to E2,006 for the nine months ended September 30, 2010 from E1,521 for the nine months ended September 30, 2009. This increase was mainly related to the E300 amortization of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010.
     A reassessment of fair value required an E825 increase in the acquisition-related contingent consideration liability during the nine months ended September 30, 2010 mainly due to higher expected future milestone payments related to the HSV vaccine. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the strategy of Mymetics to out-license after a successful Phase II.
     The Company reported a net loss of E7,369, or E0.04 per share, for the nine months ended September 30, 2010, compared to a net loss of E10,065, or E0.05 per share, for the nine months ended September 30, 2009.
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Revenue was E39 for the three months ended September 30, 2010, of which E38 relate to licensing agreements, and E38 for the three months ended September 30, 2009, all of which relate to licensing agreements. This revenue has been earned by the acquired company “Bestewil Holding/Virosome Biological”.
     Costs and expenses increased to E3,299 for the three months ended September 30, 2010 from E2,449 (34.7%) for the three months ended September 30, 2009. Research and development expenses decreased to E978 in the current period from E1,226 (-21.2%) in the comparative period of 2009. The decrease of R&D is mainly related to less costs on the malaria vaccine. General and administrative expenses increased to E789 in the three months ended September 30, 2010 from E573 (37.9%) in the comparative period of 2009. This increase was mainly due to the issuance of shares for services and the strength of the swiss franc against the euro which shows a 13.5% increase versus the same period last year.
     Interest expense increased to E784 for the three months ended September 30, 2010 from E526 for the three months ended September 30, 2009. This was mainly related to the E300 amortization charge of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010, while direct interest charges on notes payable was lower due to the conversion of a short term note payable into shares of common stock.
     A reassessment of fair value required an E642 increase in the acquisition-related contingent consideration liability during the three months ended September 30, 2010 due to higher expected future milestone payments related to the HSV vaccine and an adjustment to the timelines reflecting Mymetics’ strategy to out-license the vaccine candidates after a successful Phase II.
     The Company reported a net loss of E3,260, or E0.02 per share, for the three months ended September 30, 2010, compared to a net loss of E2,411, or E0.01 per share, for the three months ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
     We had cash of E2,119 at September 30, 2010 compared to E2,959 at December 31, 2009.

     We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.
     As of September 30, 2010, we had an accumulated deficit of approximately E49 million, and we incurred losses of E7,369 in the nine month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
     Net cash used in operating activities was (E5,803) for the nine month period ended September 30, 2010, compared to (E9,130) for the period ended September 30, 2009.
     Investing activities used (E17) during the nine months ended September 30, 2010, as compared to using (E5,087) during the nine months ended September 30, 2009, mostly due to the acquisition of Bestewil Holding BV.
     Financing activities provided cash of E5,006 for the nine month period ended September 30, 2010, compared to E13,821 in the same period last year, primarily from notes payable and advances from shareholders.
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
     Mr. Jacques-François Martin is President and Chief Executive Officer of Mymetics Corporation and Mr. Ronald Kempers has joined the Company as Chief Operating Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll three assistants to our CEO, CFO and CSO, respectively, as well as one employee performing various administrative services on our behalf. Mymetics BV has one full time executive officer (CSO) plus two full-time assistants. As of September 30, 2010, our Luxembourg affiliate had no employees.
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
     Cumulative interest expense of E3,433 has been incurred on all of the Company’s outstanding notes and advances, which has decreased compared to the previous 3 month period due to the conversion of two shareholder loans(see detailed table in note 5).
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
     We anticipate our operations will require approximately E3 million until December 31, 2010. To allow the Company to achieve our business plan, we have engaged Gilford Securities to raise on a best efforts basis through its selling group up to US$60,000,000 through the sale of convertible Series A Preferred Stock which has to be authorized by our shareholders through an amendment to our certificate of incorporation. Under the terms of the letter of engagement with Gilford Securities dated February 4, 2010, we will (i) pay a cash fee of 8% of the purchase price of the Series A Preferred Stock sold by Gilford Securities, not including up to US$15,000,000 that we are allowed to sell to investors which are not introduced by Gilford Securities, (ii) issue placement warrants to Gilford Securities to acquire Series A Preferred Stock in an amount equal to 10% of the number of shares of Series A Preferred Stock sold by Gilford Securities that are exercisable for five years at US$1.00 per share, which is equal to the Series A Preferred purchase price and which Series A Preferred conversion shares will have piggyback registration rights, (iii) register the shares of our common stock underlying the Series A Preferred Stock within three months of selling a minimum of US$40,000,000 of Series A Preferred Stock. The proposed Series A Preferred Stock is nonvoting, convertible into shares of our common stock at a price of US$.50 per share, preferred as to liquidation only and will not pay any dividend. We will continue to seek to raise the required capital from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.
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
     In September 2010 we received an official confirmation from the National Institutes of Health (NIH) that will provide a supplemental grant directly to the University of California in Davis, to conduct a newly designed study with our HIV vaccine candidate on non-human primates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     No changes of internal control over financial reporting were made in the nine months ended September 30, 2010. The Company is in the process of evaluating to what extent a qualified consultant should be involved to review and disclose complex transactions.
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
     These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Dated: November 11, 2010	MYMETICS CORPORATION
	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer