Form 10-K/A
period 2009-12-31
MYMETICS CORP
filed 2011-01-05
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $27,707,184 as of June 30, 2009, computed on the basis of the average of the bid and ask prices on such date.
     As of April 15, 2010, there were 196,263,630 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE
On April 15 2010, Mymetics Corporation, a Delaware corporation (“Mymetics” or the “Company”) filed its annual report on Form 10-K. This Amendment No. 1 to Form 10-K for the year ended December 31, 2009, hereby amends and restates the prior Form 10-K with certain modifications as a result of comments by the SEC. There are no changes to the financial statements or the Company’s financial results for the year ended December 31, 2010.
This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.
FORWARD LOOKING STATEMENTS
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
MATERIAL THIRD PARTY AGEREEMENTS
     For the development of its vaccines the Company has entered into several agreements in the form of license agreements, exploitation agreements or co-ownership agreements with third parties. These third parties provide specific experience and capabilities or provide access to specific know how, which are not the core competence of Mymetics. The Company believes that the following third party agreements are material. The following summaries of their material terms are qualified in their entirety by reference to the agreements filed as exhibits to prior SEC filings by the Company as set forth under Item 15 (Exhibits and Financial Statement Schedules).
INSERM
     Co-Ownership Agreement dated January 8, 2008 for two patents PCT IB2005/001180 and PCT IB2005/001182, related to Mymetcs’ HIV vaccine. Each party has a 50% ownership in the patents. Mymetics pays all related maintenance charges for the two patents.
     Exploitation Agreement dated January 8, 2008 that allows Mymetics to have global rights to develop, promote, produce, co-produce, sell and distribute HIV products based on any of the following three patents: PCT IB2005/001180, PCT IB2005/001182 and PCT IB 2006/000466.
          Milestone payments:
End of phase I: E70,000.
End of phase II: E120,000.
End of Phase III: E300,000.
First commercialization: E500,000.
          Royalty payments in case of direct commercialization:
For sales below E250,000,000: a maximum of 1.5%.
For sales between E250,000,000 and E500,000,000: a maximum of 2.5%
For sales more than E500,000,000: a maximum of 4%.
          Royalty payments in case of indirect commercialization, e.g. through Mymetics licensing of third parties, is 40%.
PEVION
     License Agreement dated March 1, 2007 for the exclusive use by Mymetics of the Pevion virosomes for its HIV vaccine.
          Milestone payments:
10% of all monetary consideration (excluding royalties) received from third Parties.

E400,000 if Mymetics starts phase I clinical trial.
          Royalties: 10% of all monetary consideration received by Mymetics.
     Acquisition and License Agreement dated May 19, 2008 for the Pevion virosomes and peptides for the malaria vaccine.
Milestone payments: E2,000,000 start of phase II clinical trial in Africa.
Royalties: maximum of 15% on all income generated from markets in which the malaria vaccine is sold on a commercial basis.
PX Therapeutics
     Gp41 Manufacturing Technology Agreement dated 26 January 2009 between PX Therapeutics and Mymetics under which PX Therapeutics agrees to manufacture recombinant Gp41 for Mymetics’ HIV vaccine.
     Annual retainer of E200,000 until the earlier of five years or when the HIV vaccine is market approved.
     Milestone payments:
E600,000 after knowledge transfer

E900,000 when Mymetics has deposited and has received acceptance of the IMPD (or IND) with regulatory authorities, such as the FDA in the United States, to start a clinical trial.
     Royalty payments: 1% on all income generate from the commercialization of the product.
NORWOOD IMMUNOLOGY
     Share Purchase Agreement dated March 5, 2009 pursuant to which Mymetics acquired Mymetics B.V. from Norwood Immunology Ltd. Payments to Norwood are for Mymetics’ intranasal influenza vaccine, Mymetics’ RSV vaccine and Mymetics’ HSV vaccine.
Intranasal Influenza vaccine: a milestone payment of E3,000,000 at the start of a phase III clinical trial of Mymetics’ intranasal influenza vaccine if the phase III clinical trial commences before April 1, 2013.
RSV vaccine: a milestone payment of E2,800,000 if Mymetics enters into a license agreement for a RSV vaccine with a third party before April 1, 2011.

and royalty payments of 50% on all income generated by Mymetics after the commercialization of the RSV vaccine.
HSV vaccine: payments of 25% of all income generated by Mymetics. This includes all upfront, milestone and royalty income received for Mymetics’ HSV vaccine.
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
     Mymetics B.V. has one full time executive officer (CSO) plus one full-time and one part time assistant.
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
     The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:
–	the timing and cost of product development;

–	the progress and cost of preclinical and clinical development programs;

–	the timing and cost of obtaining necessary regulatory approvals;

–	the timing and cost of sales and marketing activities for future products; and

–	the costs of pending and any future litigation of which we may be subject.
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
OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OR PREDICT OUR FUTURE BUSINESS PROSPECTS.
     We have no operating history, and our operating results are impossible to predict because we have not begun selling any products. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise, including:
–	the absence of an operating history;

–	the lack of commercialized products;

–	insufficient capital;

–	expected substantial and continual losses for the foreseeable future;

–	limited experience in dealing with regulatory issues;

–	limited marketing experience;

–	an expected reliance on third parties for the commercialization of our proposed products;

–	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

–	uncertain market acceptance of our proposed products; and

–	reliance on key personnel.
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
OUR PROPOSED VACCINES ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2018, IF AT ALL.
     Our proposed key products still are in the development stage and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. See “Description of the Business”. While we are pleased about the progress made to date on these products, we cannot be sure that these products in development will:
–	be successfully developed;

–	prove to be safe and efficacious in clinical trials;

–	meet applicable regulatory standards or obtain required regulatory approvals;

–	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

–	be capable of being produced in commercial quantities at reasonable costs;

–	obtain coverage and favorable reimbursement rates from insurers and other third-party payers; or

–	be successfully marketed or achieve market acceptance by physicians and patients.
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
     After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing. Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our human clinical trials include:
–	slow patient enrollment;

–	timely completion of clinical site protocol approval and obtaining informed consent from subjects;

–	longer trial time than foreseen to demonstrate efficacy or safety;

–	adverse medical events or side effects in immunized patients; and

–	lack of effectiveness of the vaccines being tested.
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

ON OUR BUSINESS, FINANCIAL POSITION AND OPERATING RESULTS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
     Even if we are able to obtain required regulatory approvals for our proposed products, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:
–	the availability of alternative products from competitors;

–	the price of our products relative to that of our competitors;

–	the timing of our market entry; and

–	the ability to market our products effectively.
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
     Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:
– Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also have our patents reexamined by showing the patent examiner that the invention was not original or novel or was obvious.
– We are in the development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.
– Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.
– We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.
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
CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:
–	result in costly litigation;

–	divert the time and attention of our technical personnel and management;

–	cause product development delays;

–	require us to develop non-infringing technology; or

–	require us to enter into royalty or licensing agreements.
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
–	limit the ability of our stockholders to call special meetings of stockholders;

–	provide for a staggered board;

–	provide that our board of directors is expressly authorized to make, alter or repeal the bylaws; and

–	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
–	On March 13, 2009, a new investor was issued 250,000 common shares of Mymetics Corporation at $.200 per share, as fee for services rendered.

–	On May 27, 2009, a previous investor was issued 250,000 common shares of Mymetics Corporation at $.160 per share, as fee for services rendered.

–	On September 30, 2009, a previous investor was issued 250,000 common shares of Mymetics Corporation at $.135 per share, as fee for services rendered.

–	On February 15, 2010, a new investor was issued 150,000 common shares of Mymetics Corporation at $.132 per share, as fee for services rendered.

–	On February 15, 2010, a new investor was issued 50,000 common shares of Mymetics Corporation at $.132 per share, as fee for services rendered.
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

2010 budget	12 Months
GMP lots production & Human Clinical Trials Phase Ib (HIV)	E	4,500,000
RSV and HSV		2,200,000
Further Virosome R&D		800,000
Administration		3,000,000

Total	E	10,500,000

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
     The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR
Jacques-François Martin (Class II)	Chief Executive Officer, President and Director (appointed July 1, 2009)	65	2012
Ernst Luebke (Class I)	Chief Financial Officer, Treasurer, Secretary and Director (appointed July 31, 2003)	64	2010
Sylvain Fleury, Ph.D. (Class III)	Chief Scientific Officer (appointed November 3, 2003) and Director (appointed January 11, 2006)	46	2012
Christian Rochet (Class II)	Senior Advisor to the President	60	2011
Thomas Staehelin (Class II)	Director	62	2012
Ernest M. Stern (Class I)	Director	59	2010
Marc Girard, DVM, D.Sc.	Consultant to the President	74	n/a
Ronald Kempers	Chief Operating Officer (appointed July 1st 2009)	42	n/a
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
Key Director Qualifications
     Mr. Martin has extensive vaccine industry experience to assist raising the Company’s credibility in the scientific community and to assist with introductions to strategic partners, including large pharmaceutical companies.
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
Key Director Qualifications
     Mr. Luebke has extensive international finance and biotech industry experience to assist the Company with its financing efforts and collaborations with commercial and public institutions in the vaccine field.
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
Key Director Qualifications
     Dr. Fleury has extensive scientific experience in the vaccines that the Company is developing and in the delivery system of these vaccines to maximize the effectiveness of the vaccines.
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
Key Director Qualifications
     Mr. Rochet has international finance and biotech industry experience to assist the Company with its financing efforts in Europe and the United States and strategic alliances with vaccine companies and French and Swiss educational and scientific institutions.
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
Key Director Qualifications
     Dr. Staehelin has significant international business experience, financial expertise through his role as a lawyer and board member of many companies conducting business on a global basis and knowledge of the Swiss legal system to assist the Company with its Swiss subsidiaries.
ERNEST M. STERN
     Ernest M. Stern was appointed as a Director in January 2008. Mr. Stern is a partner in the law firm of Akerman Senterfitt LLP, which serves as outside U.S. counsel of Mymetics, where he specializes in securities and corporate law, representing public companies, investment banks and venture funds, and is the engagement partner for Mymetics. Mr. Stern received his undergraduate degree from Bowdoin College (Phi Beta Kappa, summa cum laude), and his J.D and LL.M (Taxation) degrees from Georgetown University Law Center (Case and Note Editor, Law and Policy in International Business).
Key Director Qualifications
     Mr. Stern has extensive international business experience and contacts through his representation as a U.S. lawyer of many companies engaged in international business, knowledge of state and federal laws applicable to the Company and finance knowledge.

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

												Changes in
												Pension Value and
												Nonqualified
											Non-Equity	Deferred
									Stock	Option	Incentive	Compensation
			Salary			Bonus	Awards		Awards	Plan	Earnings	Compensation	All Other
Name and Principal Position		Year	(E)			(E)	E)		E)	(E)	E)	(E)	Total
Christian J.-F. Rochet (PEO)	(1a )	2009	E	180,000	(5)	—		—	—	—	—	—	E	180,000	(5)
		2008	E	216,000	(5)	—		—	—	—	—	—	E	216,000	(5)
		2007	E	216,000	(5)	—	E	807,000	—	—	—	—	E	1,023,000	(5)

Jacques-François Martin (PEO)	(1b )	2009	E	120,000	(5)	—		—	—	—	—	—	E	120,000	(5)
		2008		—		—		—	—	—	—	—		—
		2007		—		—		—	—	—	—	—		—

Ernst Luebke (PFO)	(2)	2009	E	216,000	(5)	—		—	—	—	—	—	E	216,000	(5)
		2008	E	216,000	(5)	—		—	—	—	—	—	E	216,000	(5)
		2007	E	216,000	(5)	—	E	672,000	—	—	—	—	E	888,000	(5)

Sylvain Fleury, Ph. D.	(3)	2009	E	216,000	(5)	—		—	—	—	—	—	E	216,000	(5)
		2008	E	216,000	(5)	—		—	—	—	—	—	E	216,000	(5)
		2007	E	216,000	(5)	—	E	672,000	—	—	—	—	E	888,000	(5)

Marc Girard, DVM, D.Sc.	(4)	2009	E	48,000		—		—	—	—	—	—	E	48,000	(5)
		2008	E	48,000		—		—	—	—	—	—	E	48,000	(5)
		2007	E	48,000		—		—	—	—	—	—	E	48,000	(5)

Ronald Kempers	(6)	2009	E	108,000	(5)	—		—	—	—	—	—	E	108,000	(5)
		2008		—		—		—	—	—	—	—		—
		2007		—		—		—	—	—	—	—		—

(1a)	Mr. Rochet has been Mymetics’ President and Chief Executive Officer from July 31, 2003 to July 1, 2009.

(1b)	Mr. Martin has been Mymetics’ President and Chief Executive Officer from July 1, 2009.

(2)	Mr. Luebke has been Mymetics’ Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003.

(3)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(4)	Professor Girard has acted as Head of Vaccine Development since January 15, 2004, a position from which he has resigned for health reasons, as noted above, but he continues to act in an advisory capacity under a consulting agreement.

(5)	See below “Employment Agreements”.

(6)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1, 2009.

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

NAME AND ADDRESS OF	TITLE	AMOUNT AND NATURE OF
BENEFICIAL OWNER	OF CLASS	BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Round Enterprises Ltd. St. Peter Port, Guernsey	Common	44,914,000		22.88%

Dr. Thomas Staehelin (1) Director	Common	8,500,000		4.33%

Ernst Luebke (1)	Common	8,829,546	(2)	4.50%
Chief Financial Officer, Secretary and Director

Christian Rochet (1)	Common	6,709,733	(3)	3.42%
Former Chief Executive Officer, and Director

Dr. Sylvain Fleury (1)	Common	6,500,000	(4)	3.31%
Chief Scientific Officer, and Director

Jacques-François Martin (1)	Common	1,430,307		0.73%
Chief Executive Officer, President and Director

Mr. Ernest M. Stern (1) Director and outside Counsel	Common	1,500,000		0.76%

Prof. Marc Girard (1)Consultant and member of the SAB	Common	500,000	(5)	0.25%

Prof. Morgane Bomsel (1)Consultant and member of the SAB	Common	500,000	(6)	0.25%

All current executive officers and directors as a group (6 persons)	Common	33,269,586		16.95%

(1)	Address is Mymetics Corporation, c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 2,829,546 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(3)	Of which 1’627’009 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 6,000,000 acquired as bonus.

(4)	Of which 500,000 issued for services, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(5)	Of which 500,000 issued for services and 500,000 acquired through conversion of unpaid fees and expenses. 500,000 have been sold in 2006.

(6)	500,000 issued for services rendered.
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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

2.1	Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.2	Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.3	Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (2)

2.4	Amendment to the Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (3)

2.5	Revised Purchase Agreement dated July 28, 1999 between the Company and the majority stockholders of Nazca Holdings Ltd. (4)

2.6	Share Exchange Agreement dated July 30, 2002 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

3(i)	Articles of Incorporation of the Company (as amended through May 10, 2002) (6)

3(ii)	Bylaws (7)

4.1	Form of Specimen Stock Certificate (8)

4.2	Form of letter regarding Warrant (8)

4.3	Form of Share Exchange Agreement (8)

9.1	Voting and Exchange Trust Agreement dated March 19, 2001, among the Company, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

10.1	Services Agreement dated May 31, 2001, between the Company and MFC Merchant Bank, S.A.(7)

10.2	Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Company (7)

10.3	Indemnification Agreement dated March 19, 2001, between the Company and MFC Bancorp Ltd. (7)

10.4	Agreement dated for reference May 15, 2000, between the Company and Maarten Reidel (7)

10.5	Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Company and Sutton Park International Ltd. (10)

10.6	Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Company and Med Net International Ltd. (11)

10.7	Preferred Stock Conversion Agreement dated December 21, 2000, between the Company and Dresden Papier GmbH (11)

10.8	Assignment Agreement dated December 29, 2000, among the Company, Mymetics S.A. and MFC Merchant Bank S.A. (1)

10.9	Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Company (1)

10.10	Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Company (16)

10.11	Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Company (16)

10.12	Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Company (16)

10.13	Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

10.14	Shareholder Agreement dated March 19, 2001, among the Company, the Holders of Class B Exchangeable Preferential Non-Voting Shares of 6543 Luxembourg S.A. signatory thereto and 6543 Luxembourg S.A.(8)

10.15	Support Agreement dated March 19, 2001, between the Company and 6543 Luxembourg S.A. (8)

10.16	1995 Qualified Incentive Stock Option Plan (12)

10.17	Amended 1994 Stock Option Plan (13)

10.18	2001 ICHOR Company Stock Option Plan (7)

10.19	Employment Agreement dated March 18, 2002, between the Company and Peter P. McCann (14)

10.20	Consulting Agreement dated August 31, 2001, between the Company and Michael K. Allio (8)

10.21	Amendment to Consulting Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.22	Employment Agreement dated March 18, 2002, between the

Company and Dr. Joseph D. Mosca (15)

10.23	Separation Agreement and Release dated January 31, 2003, between the Company and Peter P. McCann (16)

10.24	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Robert Demers (8)

10.25	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Michael K. Allio (8)

10.26	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and John M. Musacchio (8)

10.27	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Patrice Pactol (8)

10.28	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Pierre-Francois Serres (8)

10.29	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Pierre-Francois Serres (16)

10.30	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Patrice Pactol (16)

10.31	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Robert Demers (16)

10.32	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and John M. Musacchio (16)

10.33	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Michael K. Allio (16)

10.34	Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.35	Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Company and Peter P. McCann (16)

10.36	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Peter P. McCann (16)

10.37	Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Company and Peter P. McCann (16)

10.38	Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Company and MFC Merchant Bank S.A. (16)

10.39	Third Amendment to the Credit Facility Agreement dated for Reference December 31, 2006, between MFC Merchant Bank, S.A. and the Company (17)

10.40	Fourth Amendment to the Credit Facility Agreement dated for Reference February 16, 2005, between MFC Merchant Bank, S.A. and the Company (17)

10.41	Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Company and Dr. Sylvain Fleury, Ph.D. (18)

10.42	Consulting Agreement dated for reference January 1, 2004, between the Company and Professor Marc Girard, DVM, D.Sc. (18)

10.43	Cooperation and Option Agreement dated March 10, 2005, between the Company and Pevion A.G. (18)

10.44	Consulting Agreement dated March 23, 2005, between the Company and Northern Light International. (18)

10.45	Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and the Company (19)

10.46	Employment Agreement dated July 1, 2006, between the Company and Dr. Sylvain Fleury (20)

10.47	Employment Agreement dated July 1, 2006, between the Company and Christian Rochet (20)

10.48	Employment Agreement dated July 1, 2006, between the Company and Ernst Luebke (20)

10.49	License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd. (21)

10.50	Settlement Agreement dated March 19, 2007 between Mymetics and MFC Merchant Bank S.A. (22)

10.51	Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

10.52	Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

10.53	Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

10.54	Non-Executive Director Agreement dated 21 January between the Company and Mr Ernest M Stern.(24)

10.55	NGIN Material Transfer Agreement dated 11 February 2008 between the Company, Institute Cochin, Université Paris Descartes and Pevion Biotech.(25)

10.56	Acquisition & License Agreement dated 19 May 2008 between the Company and Pevion Biotech Ltd. (26)

10.57	Extension of Convertible Note Maturity Date Agreement dated 22 August 2008 between the Company, Anglo Irish Bank and Round Enterprises Ltd. (27)

10.58	Gp41 Manufacturing Technology Agreement dated 26 January 2009 between the Company and PX Therapeutics (28)

10.59	Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. (“Bestewil”) from its parent, Norwood Immunology Limited (“NIL”), and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. now held by Bestewil. (29)

10.60	Resignation of Prof Marc Girard as Head of vaccine development for reasons of personal health. (30)

10.61	Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of Equity Securities, Financial Statements and Exhibits. (31)

10.62	Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of equity Securities, further Financial Statements and Exhibits. (32)

10.63	Election of Jacques-François Martin as a member of the Board of Directors and Chairman of the Board, resignation of Christian Rochet as President and CEO and agreement of Jacques-François Martin to serve as President and CEO. (33)

10.64	Consulting Agreement dated September 1 2009, between the Company and Mr. Christian Rochet

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company’s Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company’s report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.
(c)	Financial Statements

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
Fair Value Measurements
Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The details of theses convertible notes and other loans and contingent liabilities are as follows:

								Fixed
								EUR/USD
						Conversion		Rate for
	Principal		1st-Issue	Duration	Interest	Price		Conversion
Lender	Amount		Date	(Note)	Rate	(stated)		Price
Eardley Holding A.G. (1)	E	133	06/23/2006	(2)	10% pa	US$	0.10	N/A
Anglo Irish Bank S.A. (3)	E	500	10/21/2007	(2)	10% pa	US$	0.50	1.4090
Round Enterprises Ltd.	E	1,500	12/10/2007	(2)	10% pa	US$	0.50	1.4429
Round Enterprises Ltd.	E	1,500	01/22/2008	(2)	10% pa	US$	0.50	1.4629
Round Enterprises Ltd.	E	2,000	04/25/2008	(2)	10% pa	US$	0.50	1.5889
Round Enterprises Ltd.	E	1,500	06/30/2008	(2)	10% pa	US$	0.50	1.5380
Round Enterprises Ltd.	E	1,200	11/18/2008	(2)	10% pa	US$	0.50	1.2650
Round Enterprises Ltd.	E	1,500	02/09/2009	(2)	10% pa	US$	0.50	1.2940
Round Enterprises Ltd.	E	5,500	06/15/2009	(2)	10% pa	US$	0.80	1.4045
Eardley Holding A.G.	E	100	06/15/2009	(2)	10% pa	US$	0.80	1.4300
Von Meyenburg	E	200	08/03/2009	(2)	10% pa	US$	0.80	1.4400
Round Enterprises Ltd.	E	2,000	10/13/2009	(2)	5% pa	US$	0.25	1.4854
Round Enterprises Ltd.	E	2,200	12/18/2009	(2)	5% pa	US$	0.25	1.4338

								Fixed
								EUR/USD
						Conversion		Rate for
	Principal		1st-Issue	Duration	Interest	Price		Conversion
Lender	Amount		Date	(Note)	Rate	(stated)		Price
Total long term
Principal Amounts	E	19,833
Accrued Interest	E	1,889

Total long term
Convertible Notes to Related Parties	E	21,722

Round Enterprises Ltd.	E	4,000	04/03/2009	(4)	10% pa	US$	0.80	1.3486

Eardley Holding A.G.	E	1,000	04/03/2009	(4)	10% pa	None

Total short term
Principal Amounts	E	5,000
Accrued Interest	E	740

Total short term
Convertible Notes to Related Parties	E	5,740

Total Convertible Notes to Related Parties	E	27,462

Norwood Secured Loan	E	2,500	04/03/2009	(5)	5% pa	US$	0.80	1.2812

Total Principal Amount	E	2,500
Accrued Interest	E	93

Total Convertible Note Payable — other	E	2,593

Norwood contingent liability	E	1,936	(6)

TOTAL NOTES,LOANS AND CONTINGENT LIABILITY	E	31,991

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) The date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The earlier of (i) June 30, 2010 or (ii) upon an event of default. The loan is secured against two third of the IP assets of Bestewil Holding BV and convertible for shares.

(5)	Under the terms of the acquisition of Bestewil B.V., as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with maturity 36 months after the closing date and bearing interest at 5% per annum. The note is secured against one third of Bestewil shares.

(6)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.
Note 4. Income Taxes
The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2009		2008
U.S. Federal statutory rates on loss from operations	E	(3,466)	E	(2,353)
Effect of foreign statutory rate differences		185		—
Effect of exchange rate changes		36		(454)
Permanent differences		(549)		—
Increase in valuation allowance		3,781		2,925
Other		3		(100)

Income tax provision (benefit)	E	(10)	E	18

Deferred tax asset is composed of the following:

	2009		2008
Licenses capitalized for United States tax purposes	E	1,279	E	1,385
License contract basis difference		(867)		—
IPR&D basis difference		(770)		—
Other		54		—
Net operating loss carry forwards
United States		11,818		8,722
Switzerland		459		—
The Netherlands		228		—
Luxembourg		174		173

		12,375		10,280
Less valuation allowance for deferred tax asset		(12,375)		(10,280)

Net deferred tax asset	E	—	E	—

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

January 7, 2011

POWERS OF ATTORNEY
     Each person whose signature appears below constitutes and appoints Ernst Luebke as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jacques-François Martin Jacques-François Martin	Chief Executive Officer and Director (Principal Executive Officer)

January 5, 2011

/s/ Ernst Luebke Ernst Luebke	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

January 5, 2011

/s/ Sylvain Fleury Sylvain Fleury, Ph.D.	Chief Scientific Officer and Director

January 5, 2011

/s/ Ernest Stern	Director

Ernest Stern

January 5, 2011

/s/ Dr. Thomas Staehelin	Director

Thomas Staehelin

January 5, 2011