Form 10-Q/A
period 2010-09-30
MYMETICS CORP
filed 2011-03-17
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment no. 1

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

EXPLANATORY NOTE
On November 11 2010, Mymetics Corporation, a Delaware corporation (“Mymetics” or the “Company”) filed its third quarter report on Form 10-Q. This Amendment No. 1 to Form 10-Q for the period ended September 30, 2010, hereby amends and restates the prior Form 10-Q to reflect corrections related to 1) a reduction of the conversion price on shareholder debt to induce conversion and 2) the reduction of the exercise price of a stock option and an increase in the number of shares issuable upon exercise of that option. The reduction of the conversion price on shareholder debt to induce conversion resulted on a E807 expense in the statements of operations for the three and nine months ended September 30, 2010. The reduction of the exercise price of a stock option and an increase in the number of shares issuable upon exercise of that option resulted in a E484 increase in general and administration expense in the statements of operations for the three and nine months ended September 30, 2010. The net effect was a E1,291 increase in the net loss for both periods.
This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.
This Form 10-Q/A has revised Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4 “Controls and Procedures”, and Item 5 “Other Information”.
In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-Q/A certain currently dated certifications.
All of the foregoing was discussed with Peterson Sullivan LLP, the Company’s independent registered public accounting firm.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	September 30,		December 31,
	2010		2009
ASSETS

Current Assets
Cash	E	2,119	E	2,959
Receivable officer		36		6
Receivable other		59		39
Prepaid expenses		29		34

Total current assets		2,243		3,038

Property and equipment, net of accumulated depreciation of E135 at September 30, 2010 and E100 at December 31, 2009		158		232
License contract, net of accumulated amortization of E289 at September 30, 2010 and E144 at December 31, 2009		2,405		2,550
In-process research and development		2,266		2,266
Goodwill		6,671		6,671

	E	13,743	E	14,757

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	E	1,430	E	1,540
Taxes and social costs payable		16		41
Current portion of notes payable to related parties, net of unamortized debt discount of E900 at September 30, 2010 (none at December 31, 2009)		2,428		5,740

Total current liabilities		3,874		7,321

Convertible notes payable to related parties, less current portion		23,058		21,722
Convertible note payable — other		2,687		2,593
Acquisition-related contingent consideration		2,761		1,936

Total liabilities		32,380		33,572

	September 30,		December 31,
	2010		2009
Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; Issued and outstanding 213,963,166 at September 30, 2010 and 196,063,630 at December 31, 2009		1,888		1,754
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		29,570		20,840
Deficit accumulated during the development stage		(50,750)		(42,090)
Accumulated other comprehensive income		655		681

		(18,637)		(18,815)

	E	13,743	E	14,757

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE
	MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
	SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
	2010		2009		DEVELOPMENT STAGE
Revenue
Sales	E	38	E	38	E	473
Interest		1		—		38
Gain on extinguishment of debt		—		—		774
Government grants		—		—		78

		39		38		1,363

Expenses
Research and development		978		1,226		22,905
General and administrative		1,273		573		20,651
Bank fee		—		1		938
Induced conversion cost		807		—		807
Interest		784		526		6,040
Change in the fair value of acquisition- related contingent consideration		642		—		(789)
Goodwill impairment		—		—		209
Depreciation		52		21		703
Amortization of intangibles		49		102		289
Directors’ fees		5		—		331
Other		—		—		11

		4,590		2,449		52,095

Loss before income tax provision		(4,551)		(2,411)		(50,732)
Income tax provision		—		—		(18)

Net loss		(4,551)		(2,411)		(50,750)
Other comprehensive income (loss)
Foreign currency translation adjustment		(9)		37		655

Comprehensive loss	E	(4,560)	E	(2,374)	E	(50,095)

Basic and diluted loss per share	E	(0.02)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE NINE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
	SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
	2010		2009		DEVELOPMENT STAGE
Revenue
Sales	E	113	E	99	E	473
Interest		3		—		38
Gain on extinguishment of debt		—		—		774
Government grants		—		13		78

		116		112		1,363

Expenses
Research and development		2,239		5,756		22,905
General and administrative		2,646		2,737		20,651
Bank fee		1		1		938
Induced conversion cost		807		—		807
Interest		2,006		1,521		6,040
Change in the fair value of acquisition- related contingent consideration		825		—		(789)
Goodwill impairment		—		—		209
Depreciation		91		60		703
Amortization of intangibles		145		102		289
Directors’ fees		15		—		331
Other		1		—		11

		8,776		10,177		52,095

Loss before income tax provision		(8,660)		(10,065)		(50,732)
Income tax provision		—		—		(18)

Net loss		(8,660)		(10,065)		(50,750)
Other comprehensive income (loss)
Foreign currency translation adjustment		(26)		(6)		655

Comprehensive loss	E	(8,686)	E	(10,071)	E	(50,095)

Basic and diluted loss per share	E	(0.04)	E	(0.05)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)(UNAUDITED)
For the Period from May 2, 1990 (Inception) to September 30, 2010
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income - Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693

Exercise of stock options	March 2002	10,000		—		8		—		—		8
Issuance of stock purchase warrants for bank fee	June 2002	—		—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		—		—		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		—		—		—
Net loss for the year		—		—		—		(3,622)		—		(3,622)
Translation adjustment		—		—		—		—		97		97

Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2003	400,000	4	29	—	—	33
Shares retired	October 2003	(51)	—	—	—	—	—
Issuance of shares for services	November 2003	1,500,000	12	100	—	—	112
Issuance of shares for cash	December 2003	1,500,000	12	113	—	—	125
Issuance of stock purchase warrants for financing fee	December 2003	—	—	12	—	—	12
Net loss for the year		—	—	—	(2,786)	—	(2,786)
Translation adjustment		—	—	—	—	453	453

Balance at December 31, 2003		54,344,454	607	4,289	(9,946)	650	(4,400)

Issuance of shares for services	January 2004	550,000	5	27	—	—	32
Issuance of shares for cash	January 2004	2,000,000	17	150	—	—	167
Issuance of stock purchase warrants for financing fee	January 2004	—	—	40	—	—	40
Issuance of shares for cash	February 2004	2,500,000	21	187	—	—	208
Issuance of stock purchase warrants for financing fee	February 2004	—	—	62	—	—	62
Issuance of shares for services	April 2004	120,000	1	11	—	—	12
Issuance of shares for bank fee	May 2004	500,000	4	62	—	—	66
Issuance of shares for cash	May 2004	2,000,000	16	148	—	—	164
Issuance of shares for services	August 2004	250,000	2	26	—	—	28
Issuance of shares for cash	August 2004	1,466,667	12	128	—	—	140
Issuance of stock purchase warrants for financing fee	August 2004	—	—	46	—	—	46
Issuance of shares for services	September 2004	520,000	4	29	—	—	33
Issuance of shares for cash	September 2004	50,000	—	4	—	—	4
Issuance of shares for services	October 2004	2,106,743	16	132	—	—	148
Issuance of shares for services	November 2004	2,000,000	15	177	—	—	192
Issuance of shares for cash	November 2004	40,000	—	4	—	—	4
Net loss for the year		—	—	—	(2,202)	—	(2,202)
Translation adjustment		—	—	—	—	191	191

Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)

Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	(2,000,000)	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

Issuance of shares for services	January 2008	800,000	6	79	—	—	85
Issuance of shares for services	January 2008	200,000	1	20	—	—	21
Issuance of shares for cash	February 2008	1,000,000	7	326	—	—	333
Issuance of shares for services	March 2008	500,000	3	73	—	—	76
Issuance of shares for services	March 2008	500,000	3	73	—	—	76
Issuance of shares for cash	June 2008	300,000	2	94	—	—	96
Issuance of shares for cash	June 2008	1,300,000	8	492	—	—	500
Issuance of shares for services	July 2008	2,000,000	13	239	—	—	252
Issuance of shares for services	August 2008	250,000	2	39	—	—	41

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	December 2008	1,000,000	7	319	—	—	326
Net loss for the year		—	—	—	(6,938)	—	(6,938)
Translation adjustment		—	—	—	—	13	13

Balance at December 31, 2008		195,313,630	1,749	20,155	(31,904)	685	(9,315)

Issuance of shares for services	March 2009	250,000	2	36	—	—	38
Issuance of stock options for acquisition	April 2009	—	—	601	—	—	601
Issuance of shares for services	May 2009	250,000	1	27	—	—	28
Issuance of shares for services	September 2009	250,000	2	21	—	—	23
Net loss for the year		—	—	—	(10,186)	—	(10,186)
Translation adjustment		—	—	—	—	(4)	(4)

Balance at December 31, 2009		196,063,630	1,754	20,840	(42,090)	681	(18,815)

Issuance of shares for services	March 2010	200,000	2	18	—	—	20
Net loss for the period		—	—	—	(2,039)	—	(2,039)
Translation adjustment		—	—	—	—	(4)	(4)

Balance at March 31, 2010		196,263,630	1,756	20,858	(44,129)	677	(20,838)

Stock compensation expense — options	June 2010	—	—	162	—	—	162
Net loss for the period		—	—	—	(2,070)	—	(2,070)
Translation adjustment		—	—	—	—	(13)	(13)

Balance at June 30, 2010		196,263,630	1,756	21,020	(46,199)	664	(22,759)

Issuance of warrant with debt	July 2010	—	—	1,200	—	—	1,200
Induced conversion cost	September 2010	—	—	807	—	—	807
Warrant modification cost	September 2010	—	—	484	—	—	484
Issuance of shares for services	September 2010	1,550,000	12	147	—	—	159
Issuance of shares on conversion of debt	September 2010	16,149,536	120	5,868	—	—	5,988
Stock compensation expense — options	September 2010	—	—	44	—	—	44
Net loss for the period		—	—	—	(4,551)	—	(4,551)
Translation adjustment		—	—	—	—	(9)	(9)

Balance at September 30, 2010		213,963,166	1,888	29,570	(50,750)	655	(18,637)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

		FOR THE NINE		FOR THE NINE
		MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
		SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
		2010		2009		DEVELOPMENT STAGE
Cash Flow from Operating Activities
Net loss	E	(8,660)	E	(10,065)	E	(50,750)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition- related contingent consideration		825		—		(789)
Depreciation		91		60		703
Amortization of intangibles		145		102		289
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		179		89		5,403
Stock compensation expense — options		206		—		206
Amortization of debt discount		300		—		510
Induced conversion cost		807		—		807
Warrant modification cost		484		—		484
Changes in operating assets and liabilities, Receivables		(50)		(17)		(25)
Accounts payable and payable to officers and employees		(110)		635		2,011
Taxes and social costs payable		(25)		(1)		16
Other		5		67		16

Net cash used in operating activities		(5,803)		(9,130)		(41,461)

Cash Flows from Investing Activities
Patents and other		—		—		(393)
Purchase of property and equipment		(17)		(145)		(240)
Acquisition of subsidiary, net of cash acquired of E58		—		(4,942)		(4,942)
Cash acquired in reverse purchase		—		—		13

Net cash used in investing activities		(17)		(5,087)		(5,562)

	FOR THE NINE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED		TOTAL ACCUMULATED
	SEPTEMBER 30,		SEPTEMBER 30,		DURING THE
	2010		2009		DEVELOPMENT STAGE
Cash Flows from Financing Activities
Proceeds from issuance of common stock		—		—		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		5,006		13,821		37,505
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		5,006		13,821		48,487

Effect on foreign exchange rate on cash		(26)		(6)		655

Net change in cash		(840)		(402)		2,119

Cash, beginning of period		2,959		509		—

Cash, end of period	E	2,119	E	107	E	2,119

Non-cash investing and financing activities
Issuance of warrant in conjunction with note payable	E	1,200	E	—	E	1,200

Issuance of shares on conversion of notes payable	E	5,988	E	—	E	5,988

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
     The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceuticals (now Abbott Laboratories), and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage. The Company has established a network of partners and sub-contractors to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.
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
     These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E50,750 at September 30, 2010. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.
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
Note 2. Acquisition of Bestewil
     On April 1, 2009, Mymetics and NIL closed the acquisition of Bestewil Holding B.V. (Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion Price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. Since the Company reduced the conversion price of the Bridge Loan to finance the acquisition from $0.80 to $0.50 in September 2010 (see note 5), the result is that the option now allows NIL to acquire 19,218,450 shares of common stock. The difference between the fair value calculation of the option at the original exercise price of $0.80 and the now established $0.50 per share is E484 and has been recorded as a general and administrative expense and an increase in additional paid-in capital. The fair values were calculated with standard Black Scholes methodology using the following assumptions:

Risk free interest rate	0.38%
Expected dividends	0%
Expected term	1.5	years
Volatility	131.92%

Further contingent consideration to be paid under the Share Purchase Agreement includes:
•	A payment of up to E2,800 in cash in the event of a license agreement being signed by April 1, 2011 with a third party to access Bestewil intellectual property and know-how in the field of Respiratory Syncytial Virus (“RSV License”);

•	A payment of up to E3,000 in cash should a third party commence a Phase III clinical trial by April 1, 2013 for Mymetics’ Intranasal Influenza Vaccine licensed from Bestewil;

•	A payment of 50% of Mymetics’ net royalties received from a Respiratory Syncytial Virus license (RSV license), payable in cash, maximum amount unlimited; and

•	A payment in cash, maximum amount unlimited, of 25% of any net amounts received by Mymetics from a third party Herpes Simplex Virus license (HSV license) based upon Bestewil intellectual property.
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
     During the three month period ending September 30, 2010, two short term convertible loans with a carrying amount of E5,988 were converted into Mymetics common shares at a conversion price of $0.50 per share with an exchange rate of $1.3486 per Euro. The original conversion price of these loans was $0.80, but in order to induce the lender to convert, the lower conversion price of $0.50 had to be accepted. This event has also fixed the conversion price at $0.50 for the Norwood convertible loan and the Norwood option (see note 2). The advantage of this lower conversion price for the lender has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms is recorded as an expense of E807.
     During the nine month period ending September 30, 2010, Round Enterprises provided two 12 month loans to the Company for a total of E3,300 (see details in table below).
     On July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US$ 0.25 per share.

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
     Costs and expenses decreased to E8,776 for the nine months ended September 30, 2010 from E10,177 (-13.8%) for the nine months ended September 30, 2009. Research and development expenses decreased to E2,239 in the current period from E5,756 (-61.1%) in the comparative period of 2009. This decrease is mainly due to minimal expenses on malaria after the Phase Ib was successfully completed in Tanzania in early 2010. General and administrative expenses decreased to E2,646 in the nine months ended September 30, 2010 from E2,737 (-3.3%) in the comparative period of 2009 due to the due diligence cost for the Bestewil acquisition incurred during the nine months ended September 30, 2009, offset by warrant modification expense incurred during the nine months ended September 30, 2010.

     A reduction in the conversion price of shareholder debt resulted in a E807 expense recorded during the nine months ended September 30, 2010. No such expense was incurred during the nine months ended September 30, 2009.
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
     The Company reported a net loss of E8,660, or E0.04 per share, for the nine months ended September 30, 2010, compared to a net loss of E10,065, or E0.05 per share, for the nine months ended September 30, 2009.
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Revenue was E39 for the three months ended September 30, 2010, of which E38 relate to licensing agreements, and E38 for the three months ended September 30, 2009, all of which relate to licensing agreements. This revenue has been earned by the acquired company “Bestewil Holding/Virosome Biological”.
     Costs and expenses increased to E4,590 for the three months ended September 30, 2010 from E2,449 (87.4%) for the three months ended September 30, 2009. Research and development expenses decreased to E978 in the current period from E1,226 (-21.2%) in the comparative period of 2009. The decrease of R&D is mainly related to less cost on the malaria vaccine. General and administrative expenses increased to E1,273 in the three months ended September 30, 2010 from E573 (122.2%) in the comparative period of 2009. This increase was mainly due to the decrease in the exercise price on outstanding warrants, the issuance of shares for services and the strength of the Swiss franc against the euro which shows a 13.5% increase versus the same period last year.
     A reduction in the conversion price of shareholder debt resulted in a E807 expense recorded during the three months ended September 30, 2010. No such expense was incurred during the three months ended September 30, 2009.
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

     The Company reported a net loss of E4,551, or E0.02 per share, for the three months ended September 30, 2010, compared to a net loss of E2,411, or E0.01 per share, for the three months ended September 30, 2009.
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
     As of September 30, 2010, we had an accumulated deficit of approximately E51 million, and we incurred losses of E8,660 in the nine month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
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
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subsequent to filing its Form 10-Q for the quarter ended September 30, 2010, the Company determined that a reduction in the conversion price of shareholder debt and adjustments to the terms of a stock option should have been recorded as expenses, resulting in material adjustments that were required to appropriately account for these changes. As a result, the Company has concluded that there is a weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. The Company is currently evaluating how to effectively remediate this weakness. In this regard, the Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and intends to make changes aimed at enhancing their effectiveness.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
This Form 10-Q/A is being filed to restate the financial statements previously filed on Form 10-Q for the quarter ended September 30, 2010. Refer to “Explanatory Note” preceding the consolidated financial statements in this Form 10-Q/A.
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

Dated: March 17, 2011	MYMETICS CORPORATION
	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer