Form 10-K
period 2010-12-31
MYMETICS CORP
filed 2011-03-28
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $30,054,027 as of December 31, 2010, computed on the basis of the closing price on such date.
     As of March 24, 2011, there were 213,963,166 shares of the registrant’s Common Stock outstanding.

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
     We currently do not make, market or sell any products, but we generate some limited revenue through the licensing of certain of our technology. We believe, however, that our research and development activities will result in valuable intellectual property that can generate significant revenues for us in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. Vaccines have evolved from being an exclusively low price sector to one where substantial prices may be paid for some vaccine products.
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

PRODUCTS UNDER DEVELOPMENT
Our current pipeline has five vaccines in development. Four of the vaccines are proprietary: HIV-1, malaria, herpes simplex virus type I and II(HSV-1 and HSV-II) and respiratory syncytial virus (RSV), and one vaccine for intra-nasal influenza which is out-licensed to Solvay Pharmaceuticals (now Abbott Laboratories). The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

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
Our current prophylactic HIV-1 vaccine will be constituted of virosomes linked to concerved antigens (epitopes) derived from the HIV-1 gp41 proteins from the clade B, the dominant clade found in Europe and North America. Other conserved viral proteins are under investigation. The vaccine is designed to trigger mucosal antibodies (IgG and IgA), for example in the vagina, and blood antibodies (IgG). The rationale for the design of the vaccine was based on the observation that certain people who are repeatedly exposed to HIV-1 do not contract infection; they were shown to have mucosal antibodies in the semen or vaginal secretions against the HIV-1 gp41 that apparently protect them. Mymetics’ vaccine is trying to reproduce “Mother Nature”.
Key scientific results with the HIV vaccine to date:
2005: “Proof of Concept” for inducing mucosal antibodies. Vaccination of rabbits with virosomes-P1 elicited mucosal antibodies in the vagina and intestinal mucosa. P1 is a synthetic peptide corresponding to the C-terminal end of the C-helix ectodomain of the gp41. In a laboratory test, these antibodies strongly inhibited HIV-1 passage through the mucosal tissues, also called trancytosis, confirming the potential of developing an HIV-1 vaccine that prevents infection at the mucosal layer.
2006/2007: Mucosal antibodies in monkeys. Macaque monkeys (Macaca Mulatta), from Chinese origin, showed after vaccination with virosomes-P1, specific mucosal antibodies, which were detected in more than 90% of the animals and harboring the potential to block HIV-1 trancytosis.
2008: Full protection of monkeys against multiple vaginal challenges with live heterologous clade B virus. Macaque monkeys from Chinese origin were vaccinated with both virosomes-modified P1 and virosomes-rgp41 and received multiple intra-vaginal challenges with the live SHIVSF162P3 virus. The vaccinated animals were not infected with the virus, while the non-vaccinated control group was fully infected.
Dec 2008: Approval to start Phase I clinical trials. After the ground breaking results of the monkey study in 2006 and 2008, we extended the monkey studies, while at the same time preparing a first Phase I clinical trial. After submission of the complete file, we received approval in sixteen days from the local Regulatory Agency in Belgium for Phase I clinical trial for testing the MYMV101 drug product (with virosomes with the modified and lipidated P1).
Sep.- Oct. 2009: Production of the GMP-grade vaccine (MYMV101: virosomes-modified P1) for a Phase I clinical trial in Belgium. European competent authorities require GMP-grade products for clinical phase I. Currently in the U.S., GLP-grade products are required at this stage, while GMP-grade products are required from phase II onwards. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones. Succeeding in the GMP production is considered as a major achievement.
Dec. 2009 — Dec. 2010: Phase I clinical trial —“proof of principle” to demonstrate that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women, and to confirm the immunogenicity data previously obtained on monkeys. The drug product MYMV101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in 2 Panels to monitor safety and mucosal immunogenicity: Panel 1: 10 microgram/dose and Panel 2: 50 microgram/dose. In each Panel, 8 subjects received the vaccine and 4 subjects received the placebo through intra-muscular (weeks 0 and 8) and intra-nasal (weeks 16 and 24) administrations. The Phase I clinical trial had as primary objective to test the safety and tolerance of the HIV-1 vaccine in healthy women. The secondary objective is to test to presence of anti-bodies in the serum, and as ancilliry studies, to detect mucosal anti-bodies in the vaginal and rectal secretions. The preliminary Phase I results indicate that there were no safety concerns raised and that antibodies are detected in vaginal and rectal secretions of most vaccinated subjects. Until the final report is released in May 2011, the data mentioned here are partial.
Sep.- Dec. 2010: NIH supplemental grant for Mymetics HIV-1 vaccine study at University of California in Davis (UC Davis). This study on monkeys is an extension of the work done in China and will address, following vaccination with virosomes modified P1 and virosomes-rgp41, the protection on the Indian macaque monkeys, which are more susceptible to SHIV infection, respective to the Chinese macaques tested in 2007-2008.
Next steps:
Until now Mymetics has financed the development of the HIV vaccine mainly through its own capital, however, we continue to seek funding either through grants or through a partnership agreement to perform the further development of the HIV vaccine. Besides the scheduled monkey study at UC Davis, there will be other projects to identify the key defense mechanisms behind the protection triggered by the Mymetics’ HIV-1 vaccine and investigate the role of each antigen constituting the vaccine. Information obtained during these studies will be used as supportive data for the product development and for answering some issues addressed in EMEA guidelines. New potential collaborations have been identified with partners like Dr. Ruth Ruprecht from the Dana Farber Cancer Institute at Harvard University and a potential project with a Pharmaceutical company,
2011: Further development of HIV-1 prophylactic vaccine. Following the Phase I clinical trial we intend to further develop and optimize the HIV-1 prophylactic vaccine by adding an additional antigen to elicit a broader antibody immune response against other conserved regions of HIV-1 in order to minimize viral escape. Since 2007 we are developing at least one additional antigen which is compatible with virosomes and the up-scale process. Mymetics is also opened to collaboration/partnership for combining its virosome technology for inducing mucosal protection with another technology designed for eliciting the cellular immune response or neutralizing antibodies.
A combined Phase I and Phase II clinical trial is expected to start by Q4 2012, with Phase III trials to follow in 2016, and an eventual market launch anticipated in 2021.
Respiratory Syncytial Virus (RSV)
Approach: The RSV vaccine consists of the reconstituted membrane of RSV containing the native viral proteins, including also a lipopeptide, or other, adjuvant. In mice, our RSV vaccine was shown to induce cellular and humoral immunity to the virus, with a balanced Th1/Th2 response, resulting in protection against a live virus challenge, and without inducing “enhanced disease” (a skewed Th1/Th2 response being the hallmark of enhanced disease). In cotton rats, a better model than mice for RSV, the vaccine protected against a live virus challenge, without inducing enhanced disease. In a direct comparison with the 1960’s vaccine, another group of cotton rats was immunized with formaldehyde-inactivated virus, and developed enhanced disease after vaccination and challenge.
Key Results to date:
2007: First pre-clinical research on our RSV vaccine.
2008 and 2009: MedImmune repeated key experiments in order to obtain their own validation of the results. Results were beyond their expectation but MedImmune decided not to continue the program.
Jun. — 2010: Publication of Mymetics RSV results in scientific journal “Vaccine”.
2010: Conducting additional pre-clinical research and improving the manufacturing procedure of the RSV virosomes.
We have improved the adjuvant ratio and continued further tests on cotton rats and mice at the Universtiy of Groningen, Netherlands, showing that a lower adjuvant ratio still triggers protection and the absence of enhanced disease.

Next steps:
Our goal is to prepare a stable product that will be used for a combined Phase I/II trial at the end of 2012. If the vaccine is safe, well tolerated and immunogenic during Phase I, we will directly move to Phase II in 2013. The Company will seek to enter into a license agreement with a major pharmaceutical company for a Phase III starting in 2015/2016 and a potential market launch in 2019.
We will continue process development and clinical development during 2011 for the vaccine providing, for example, in-line virus purification and inactivation procedures, and develop improved formulations of the vaccine, with augmented long term product stability. The additional costs of this program to us are significant but minor, as compared to a clinical trial cost. The product will then move into clinical development: up-scale production, assay developments, pre-clincial batch for toxicology and GMP batch for Phase I, which will represent substantial cost.
We will also develop versions of the RSV vaccine which are based on enhancing the immune response to selected epitopes, while reducing the potential for cross-reactivity with human proteins, along the lines of our HIV-1 program to serve as future improved vaccines.
Intranasal Influenza
Approach: The intranasal influenza vaccine consists of the reconstituted membrane of influenza virus, also containing a lipopeptide adjuvant. In mice, intranasal application of virosomes without adjuvant does not induce immunity to influenza; however, incorporation of the lipopeptide in the virosomes produces a candidate vaccine that does induce cellular immunity, as well as serum and mucosal antibodies to the virus. The vaccine was licensed to Solvay Pharmaceuticals, a major European pharmaceutical company, which was acquired by Abbott Laboratories.
Key results to date:
2005: The vaccine completed pre-clinical trials. A first milestone payment was received from Solvay in the same year.
2006: Successful completion of Phase I trial. The vaccine was shown to be safe and well tolerated and induced an immune response which was at least as good as that obtained with an off-the-shelf injected vaccine. Subsequent milestone payment was received.
Next steps:
Solvay was planning a Phase II clinical trial under an out-licensing agreement with Mymetics. The recent acquisition of Solvay by Abbott Laboratories has slowed down the vaccine trials.During the fourth quarter of 2010, Mymetics has officialy asked Abbott about an update and the development plan of the licensed vaccine.
From a cost perspective, there are little to no costs involved for us to further develop this vaccine candidate, while Solvay will make a milestone payment after Phase III clinical trials and royalty payments following the commercial launch of the vaccine.
Malaria
Approach: The malaria vaccine design is based on optimized mimicry of the native parasite protein structure and eliciting antibodies against two stages of the parasite life cycle, unlike 90% of vaccine candidates, which target only one or the other parasite. It is today among the rare malaria vaccines able to also boost existing immune responses (it has both prophylactic and therapeutic effects) in subjects that were previously exposed to malaria.
Key results to date:
2007: Mymetics acquired a Malaria vaccine project from Pevion Biotech (Ittigen, Switzerland). A human clinical trial Phase Ia for the vaccine with two antigens (AMA-1 and CSP-1) anchored to virosomes was successfully completed on adults in Switzerland. Results showed good safety and tolerability, and the induction of blood antibodies.
2008 — 2009: Phase Ib in Tanzania on children and young adults. The clinical trial Phase Ib in Tanzania evaluated the safety of the same antigens with virosomes on children and young adults under “native” (endemic) conditions. The final report showed that the vaccine induced specific, long-lasting antibody responses, which lasted for more than 12 months for the CSP-1 antigen.
Next steps:
Further development of the malaria vaccine will only be done based on grants or through an out-licensing agreement. If funds become thus available, the following projects are proposed:
-	Launching antigen interference study with various combinations

-	Launching toxicology studies with the best formulation susceptible to offer an improved protection in human exposed to Plasmodium falciparum.

-	Launching a new Phase I trial with four or five antigens (peptides and proteins) at the Swiss Tropical Institute.
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
Next steps:
We have identified the key elements of the vaccine that induce the protective immune response. A version of the vaccine containing those elements is being produced and will be tested in preclinical experiments. A sale or out-licensing of the vaccine is likely anticipated during or after a Phase II clinical trial. We expect to start Phase I clinical trials in 2013, to be followed by Phase II and Phase III clinical trials, resulting in expected market launch around 2021.

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
By using a lean and flexible operational platform and contracting with best-in-class partners, we have avoided the upfront cost of in-house resources and gained access to the best existing know-how. This has maximized the return on development and research.
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
INSERM
     Co-Ownership Agreement dated January 8, 2008 for two patents PCT IB2005/001180 and PCT IB2005/001182, related to Mymetcs’ HIV vaccine. Each party has a 50% ownership in the patents. Mymetics pays all related maintenance charges for the two patents. Unless earlier terminated by either party, the Co-Ownership Agreement terminates upon the earlier of the expiration date of the longest-lived patent or the date where one of the co-owners becomes 100% owner of the patents.
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
          The Exploitation Agreement terminates upon the later of: the expiration date of the longest-lived patent, or, 10 years after the first date of commercialization of the product, unless terminated by INSERM following market approval of the HIV products in the event (i)Mymetics does not develop the product for a period more than six months, (ii) the exploitation of the product is interrupted for a period of more than twelve months, or (iii) there is an absence of sales for twelve months starting from the date of market approval.
PEVION
     License Agreement dated March 1, 2007 for the exclusive use by Mymetics of the Pevion virosomes for its HIV vaccine (HIV Agreement).
     Milestone payments:
10% of all monetary consideration (excluding royalties) received from third Parties.
E400,000 if Mymetics starts phase I clinical trial.
     Royalties: 10% of all monetary consideration received by Mymetics.
     The HIV Agreement is subject to termination by either party in writing following a notice period of ninety days and in absence of such termination, will terminate in each country as of the expiration date of the longest-lived product patent rights on a country-by-country basis.
     Acquisition and License agreement dated May 19, 2008 for the Pevion virosomes and peptides for the malaria vaccine (Malaria Agreement).
     Milestone payments: E2,000,000 start of phase II clinical trial in Africa.
     Royalties: maximum of 15% on all income generated from markets in which the malaria vaccine is sold on a commercial basis.
     The Malaria Agreement is subject to termination by either party in writing following a notice period of ninety days and, in the absence of such termination, will terminate in each country as of the expiration date of the longest-lived product patent rights on a country-by-country basis.
PX’THERAPEUTICS
     Gp41 Manufacturing Technology Agreement dated 26 January 2009 between PX Therapeutics and Mymetics under which PX Therapeutics agrees to transfer the know-how to manufacture recombinant Gp41 for Mymetics’ HIV vaccine. The term of the agreement is for 5 years after the date of signature and renewable at the request of Mymetics. Mymetics is allowed to terminate the contract one month after the event of knowledge transfer has been confirmed by both parties.
     Annual retainer of E200,000 until the earlier of five years or when the HIV vaccine is market approved.
     Milestone payments:
E600,000 after knowledge transfer
E900,000 when Mymetics has deposited and has received acceptance of the IMPD (or IND) with regulatory authorities, such as the FDA in the United States, to start a clinical trial.
     Royalty payments: 1% on all income generated from the commercialization of the product.

NORWOOD IMMUNOLOGY
     Share Purchase Agreement dated March 5, 2009 pursuant to which Mymetics acquired Mymetics B.V. from Norwood Immunology Ltd. Payments to Norwood are for the intranasal influenza vaccine, Mymetics’ RSV vaccine and Mymetics’ HSV vaccine.
Intranasal Influenza vaccine: a milestone payment of E3,000,000 at the start of a phase III clinical trial of Mymetics’ intranasal influenza vaccine if the phase III clinical trial commences before April 1, 2013.
RSV vaccine: a milestone payment of E2,800,000 if Mymetics enters into a license agreement for a RSV vaccine with a third party before April 1, 2011 and royalty payments of 50% on all income generated by Mymetics after the commercialization of the RSV vaccine.
HSV vaccine: payments of 25% of all income generated by Mymetics. This includes all upfront, milestone and royalty income received for Mymetics’ HSV vaccine.
RESEARCH AND DEVELOPMENT EXPENSES
     Research and Development Expenses of E3,083,000 in 2010 include E640,000 scientific staff expenses and fees of our scientific consultants, E50,200 paid to scientific partners and suppliers of scientific services, E830,000 for support of virosomes licenses and the malaria license and preventive vaccine project and E1,562,800 related to our AIDS vaccine clinical trial phase I.
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
     Pre-clinical studies are generally conducted on laboratory animals to evaluate the imunogenicity (induction of antibodies of the cellular response), first proof of potential efficacy and safety of a product. In light of our limited financial resources, clinical trials of our vaccines are conducted first in Europe under the European Union (“EU”) guidelines, a quicker and less expensive approach than seeking FDA approval, which we intend to do after EU approval is granted and we expect our financial resources to be greater. There is however no certainty that such EU approval will be granted. The Phase I, II and III EU clinical trials are similar to those required for FDA approval. The FDA requirements are addressed in this discussion.
     The process which is described below is therefore to be considered as generic background information which is relevant to the industry as a whole. As such process applies to drugs as well as vaccines, the term “drugs” as used hereafter refers also to vaccines.
     In the United States, any company developing new drugs must submit the results of pre-clinical studies to the FDA as a part of an investigational new drug application, or IND, which application must become effective before it can begin clinical trials in the United States. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it and the IND must be annually updated. Typically, clinical evaluation involves a time-consuming and costly three-phase process.
     Phase I refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal healthy volunteer subjects. Phase I clinical trials are designed to determine the safety (metabolic and pharmacologic actions of a drug in humans), the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness (inductions of antibodies in our case). Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies but is generally in the range of 20 to 80 people. Bioanalyses on the clinical trial samples in different in vitro assays must be conducted under good laboratory practice (GLP). At this stage, all techniques must be qualified according to standard operating procedures (SOPs) but it is not required to have the assays validated. Validating an assay consists of analyzing or verfiying the 8 or 9 assay parameters as described in the US pharmacopeia or the ICH guidelines: 1) accuracy; 2) precision; 3) limit of detection; 4) limit of qualification; 5) specificity; 6) linearity and range; 7) robustness; and 8) system suitability.

     Phase II refers to controlled clinical trials conducted to evaluate the safety and effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well-controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. For prophylactic vaccines, a fraction of the enrolled subjects for the Phase II trials should ideally correspond to people at higher risk to contract the infection due to their social and/or sexual behaviors. At this stage, all identified and relevant techniques must be qualified and validation should be initiated prior starting the phase II and full validation must be achieved at the end of the phase II, prior launching Phase III. Completion of Phase II trials generally corresponds to the “stage of development” where big Pharma have a high interest for the drug product.
     Phase III refers to expanded controlled clinical trials, which many times are designated as “pivotal trials” designed to reach end points that the FDA has agreed in advance, if met, would allow approval for marketing. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Meanwhile, prophylactic vaccines are different because the true evidence of effectiveness is obtained during the Phase III trials involving an important fraction of the enrolled subjects with high risk of contracting the pathogen, providing more statistical power. Depending on the vaccine tested, vaccinated subjects are monitored over a period of few months to several years and the infection rate (protection) of this group is compared to the placebo treated group. Phase III trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III clinical trials can include from several hundred to tens of thousands of subjects depending on the specific indication being tested.
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
     At this time, neither we nor any of our partners have submitted any of its pre-clinical results to the FDA. It is only in 2009 that the local Belgium Authority Approval to begin Phase I human clinical trials for our HIV vaccine was received.
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
EMPLOYEES
     Jacques-François Martin is our President and Chief Executive Officer. Additionally, there are three full-time employees of Mymetics Corporation: Ronald Kempers, Chief Financial Officer and Chief Operating Officer, Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer, and Christian Rochet, who resigned as our President and CEO effective July 1, 2009, but is currently employed by us as Senior Advisor to the President. Ernest Luebke resigned as CFO effective July 30, 2010.
     Our Swiss subsidiary, Mymetics S.A., has on its payroll three employees: Director of Finance, Director of R&D and an Office Manager.
     Mymetics B.V. has one full time executive officer (CSO) plus two full-time assistants.
     As of December 31, 2010, our Luxembourg affiliate had no employees.
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
WE HISTORICALLY HAVE LOST MONEY, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.
     We historically have lost money. In the years ended December 31, 2010, and December 31, 2009, we sustained net losses of approximately E11,428,000 and E10,186,000, respectively. At December 31, 2010, we had an accumulated deficit of approximately E53,518,000. Total cash disbursed since 1990 for operating activities, including research and development, is E43,528,000.
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
     We need to address our working capital needs to allow us to continue devoting our efforts to development of the business instead of raising needed capital. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business plan within the time frames that we now expect, which could increase the amount of capital we need and could threaten the success of our business if competitors are able to produce an effective vaccine to the market ahead of us.
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
THE LOSS OF OUR PRINCIPAL EXECUTIVE OFFICERS WOULD DIMINISH OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.
     Messrs. Martin and Kempers play an important role in financing, achievement of our strategic goals and administration. In addition, Dr. Fleury has been following, and associated with, our AIDS vaccine project since 1998 and we believe that replacing him as CSO on time for successfully prosecuting our pending patent applications would be extremely difficult. Accordingly, the loss of any of these individuals might prevent the Company from achieving its business plan.
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
ITEM 2. PROPERTIES
     Since March 1, 2009, we leased new office space in a campus recently established near Lausanne (40 miles from Geneva) by the local state government to attract promising biotech companies. This houses our scientific management and administrative operations. These facilities could be enhanced in April 2011 with about 300 square meters of new laboratory facilities on which Mymeticcs has taken an option. These facilities will be used to perform the various testing on pre-clinical and clinical samples under Good Laboratory Practice (GLP) and some product characterization work required by regulatory agencies and which cannot be subcontracted to third parties, or if so, only at prohibitive costs and often not compatible with our timeline. Developing this in-house expertise would favor a better control on the IP and know-how.
     During 2010 we also leased approximately 100 square meters of office space in Nyon, Switzerland (20 miles from Geneva), at 14, rue de la Colombiere, presently used by the Senior Advisor to the CEO. This contract has been terminated and the terms oblige Mymetics to pay until February 28, 2011.
     Bestewil Holding B.V. and its subsidiary Mymetics B.V operate from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 100 square meters for office and laboratory use.
We also conduct research operations at the properties of various third parties, worldwide.
ITEM 3. LEGAL PROCEEDINGS
     Neither we, nor our wholly owned subsidiaries 6543 Luxembourg S.A., Mymetics S.A., Bestewil Holding B.V. nor its subsidiary Mymetics B.V. are presently involved in any litigation incident to our business except as follows:
     Pursuant to our indemnification obligations under Delaware law, our charter and the consulting agreements with Christian Rochet and Ernst Luebke, respectively, we have paid a judgment for €173,000 entered against these two former officers and directors entered in November 2010 in a case styled Luebke Rochet / Serres — ref. 120494. The lawsuit was brought in the Tribunal de Commerce in Lyon, France, by our former CEO, Dr. Pierre-Francois Serres, who sued Messrs. Rochet and Luebke for an alleged breach of a shareholders agreement in 1998. Mr. Serres brought this case against Messrs. Rochet and Luebke following the dismissal of the case he filed against us for an alleged unlawful termination of Mr. Serres by Messrs. Rochet and Luebke in 2003. We are appealing the decision.
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

FISCAL QUARTER ENDED	HIGH	LOW
2009
March 31	$0.190	$0.170
June 30	0.189	0.160
September 30	0.160	0.135
December 31	0.119	0.110

2010
March 31	$0.195	$0.100
June 30	0.210	0.101
September 30	0.170	0.101
December 31	0.175	0.090
(b)	Stockholders. At March 24, 2011, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION
          The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2010.

					Number of Securities remaining
	Number of Securities to be		Weighted Average Exercise		available for issuance under
	issued upon exercise of		Price of Outstanding		equity compensation plans
	Options, Warrants and		Options, Warrants and		(excluding securities
Plan	Rights		Rights		reflected in column (a))
Category	(a)		(b)		(c)
Equity Compensation Plans Approved by Security
Holders (1)	442,500	(2)	U.S. $	0.97
Holders (3)	4,350,000		U.S. $	0.15

Total	4,792,500		U.S. $	0.23	207,500

(1)	Equity compensation plans approved by security holders include (i) the Company’s 1994 Amended and Restated Stock Option Plan. (ii) its 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)	Includes (i) 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan.

(3)	In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders. We have granted 4,350,000 options under that Plan.
     In additon, Mymetics granted Norwood Immunology Limited (“NIL”) an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. Since the Company converted the Bridge Loan to finance the acquisition at $0.50 in September 2010, the result is that the option allows NIL to acquire 19,218,450 shares of common stock.
     Further, on July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US $0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013.
ISSUANCES OF UNREGISTERED SECURITIES
     Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2010 and ending on March 24, 2011. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.
-	On February 15, 2010, a new investor was issued 150,000 common shares of Mymetics Corporation at $.132 per share, as fee for services rendered.

-	On February 15, 2010, a new investor was issued 50,000 common shares of Mymetics Corporation at $.132 per share, as fee for services rendered.

-	On September 13, 2010, an existing investor was issued 1,550,000 common shares of Mymetics Corporation at $.13 per share, as fee for services rendered.
ITEM 6. SELECTED FINANCIAL DATA
Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The following discussion and analysis of the results of operations and financial condition of us for the years ended December 31, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.
RESULTS OF OPERATIONS — YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009
     We received grant income of E4,000 and E13,000 for the years ended December 31, 2010 and 2009, respectively. We also received E150,000 and E136,000 related to license agreement fees for the years ended December 31, 2010 and 2009, respectively. We recorded a gain of E68,000 through the sale of equipment. The lack of product revenue is directly attributable to our focus on research and development. We believe that this focus will continue for the foreseeable future. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.
     Research and development expenses decreased to E3,083,000 in the current period from E6,364,000 in the comparative period of 2009, a decrease of 51.56%. This is mostly attributable to licensing costs and the increased activity required to achieve acceptance to begin Phase I clinical trials of our HIV vaccine in the year 2009.
     General and administrative expenses increased by 2.34% to E3,320,000 in the year ended December 31, 2010 from E3,244,000 in the comparable period of 2009, primarily as a result of a decrease in the exercise price on outstanding warrants, offset by reduced costs for our continuing investor relations efforts.
     Induced conversion cost of E807,000 incurred in the year ended December 31, 2010 resulted from a reduction in the conversion price of shareholder debt. No such expense was incurred in the comparative period of 2009.
     Interest expense increased by 36.12% to E2,834,000 in the year ended December 31, 2010 from E2,082,000 in the comparable period of 2009 due to additional secured convertible loans outstanding and amortization of debt discount.
     The fair value of acquisition-related contingent consideration increased by E1,276,000 in the year ended December 31, 2010 compared to a decrease of E(1,614,000) in the comparable period of 2009.
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
     However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:
     Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2010 and 2009 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.
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
CONTINGENT CONSIDERATION
     We account for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of our consideration for the Bestewil acquisition, we are contractually obligated to pay additional purchase price consideration upon achievement of certain commercial milestones and future royalties. Therefore, we are required to update our assumptions each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.
STOCK BASED COMPENSATION POLICY
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
BUSINESS PLAN
     We subcontract our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products. As human clinical trials have been initiated, access to our owned laboratory facilities becomes necessary. We have an option on a pre-lease agreement for such facilities in the new Biopole campus established by the local state government near Lausanne. These facilities are expected to become available by mid-2011 or end of 2011.
     We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated.
     Our business plan is predicated by the size and availablility of our resources, which preclude us from pursuing our human clinical trials beyond phase II, which normally involves no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trial for a prophylactic vaccine involves up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, implies a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.
     In light of the significant phase III costs, we expect to sign a partnership agreement with one or more of the major pharmaceutical companies active in the preventive vaccine market as soon as human clinical phase II trials are completed. Such partnership agreements typically involve an initial cash payment with covers the initial costs of R&D up to that time plus an adequate margin of profit, followed by a series of payments associated with specific milestones and finally, royalties on any sales of end products, assuming these have been approved by the various regulatory authorities involved, such as the FDA.
     We are trying to achieve this for the HIV-1 vaccine by 2012, which has successfully completed the Phase I in Belgium. Malaria is the other vaccine that already completed successfully a Phase Ia (adults in Switzerland) and more recently a Phase Ib (children in Tanzania). Partnership for HIV-1 and malaria phase II and III might also involve non-profit entities like the Bill and Melinda Gates Foundation or governmental agencies like the NIH. These dates are based on our results, which have been encouraging so far.
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
LIQUIDITY AND CAPITAL RESOURCES
     We had E1,811,000 cash at December 31, 2010, compared to E2,959,000 at December 31, 2009.
     As a development stage company, we have not generated significant material revenues since the current line of business was commenced in 2001, and we do not anticipate generating significant material revenues on a sustained basis unless and until a major licensing agreement or other commercial arrangement is entered into with respect to its technology.
     As of December 31, 2010, we had an accumulated deficit of approximately E53.5 million and incurred losses of E11,428,000 in the year ended December 31, 2010. This compares with losses of E10,186,000 in the year ended December 31, 2009. These losses are principally associated with the research and development of our HIV vaccine and RSV vaccine technologies, the acquisition of its malaria project from Pevion Biotech Ltd. and the acquisition of Bestewil and Mymetics B.V. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
     Accounts payable of E1,340,000 at December 31, 2010, decreased from E1,540,000 at December 31, 2009.
     Net cash used in operating activities was E7,870,000 for the year ended December 31, 2010, compared to E11,046,000 for the year ended December 31, 2009. The major factor in 2010 was costs incurred in connection with our first HIV vaccine human clinical trial Phase I, which began in December 2009.
     Investing activities provided cash of E109,000 for the year ended December 31, 2010, primarily due to proceeds from the sale of equipment. Investing activities used cash of E5,082,000 for the year ended December 31, 2009, primarily for the acquisition of Bestewil BV.
     Financing activities provided cash of E6,633,000 for the year ended December 31, 2010, which includes new debt needed to fund 2010 operations, compared to E18,582,000 for the year ended December 31, 2009, which includes new debt needed to fund 2009 operations and the purchase of Bestewil.
     Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E27,982,000 in the form of notes payable, the details of which are described in Note 3 of our financial statements.
     The Company’s budgeted cash outflow, or cash burn rate, for 2011 is approximately E10,100,000 for research and fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

     Our monthly burn rate is only relevant as regards administration expenses and amounts to E235,000. Other expenditures related to vaccine research and development have either already been spent during the first quarter of 2011 or will be spent in the very near future as the service companies we contract to perform our clinical trials always require advance, generally non refundable, payments.

2011 budget	12 Months
GMP lots production & Human Clinical Trials Phase Ib (HIV)	E	3,500,000
RSV and HSV		3,000,000
Further Virosome R&D		800,000
Administration		2,800,000

Total	E	10,100,000

     Management expects the cash outflow on R&D to increase but this should be compensated by administrative savings to give an overall decrease in 2011 over 2010 as we increase our research and development activities, and proceed with current, or prepare for new, human clinical trials and compliance duties associated with the signing of a partnership agreement with a major pharmaceutical company.
     Administration costs include E1,300,000 in gross salaries and related payroll costs for three of the Company’s executive officers, and payments under various consulting contracts.
     Jacques-François Martin is our President and Chief Executive Officer. Additionally, there are three full-time employees of Mymetics Corporation: Ronald Kempers, Chief Financial Officer and Chief Operating Officer, Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer, and Christian Rochet, who resigned as our President and CEO effective July 1, 2009, but is currently employed by us as Senior Advisor to the President.
     In addition, our Swiss subsidiary, Mymetics S.A., has three employees on its payroll: Director of Finance, Director of R&D and an Office Manager. Mymetics BV has one full time executive officer (CSO) and two full-time assistants.
     Included in administration costs are E400,000 of legal fees to outside corporate counsel, E200,000 audit and review fees to the Company’s independent accountants, and E220,000 in finance and acquisition expenses.
     We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV, RSV and HSV vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months are needed to prepare for the next clinical trial for our HIV vaccine and to prepare for a Phase I clinical trial for our RSV vaccine.
     In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.
     We anticipate that our normal operations will require approximately E10,100,000 in the year ending December 31, 2011. We will seek to raise the required capital from equity or debt financings, donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.
RECENT FINANCING ACTIVITIES
     During 2010, our principal source of funds has been shareholder loans. Two short term convertible loans with a carrying amount of E5,988,000 were converted into Mymetic’s common shares at a conversion price of $0.50 per share with an exchange rate of $1.3486 per Euro. This event has also fixed the conversion price at $0.50 per share for the Norwood convertible loan and the Norwood option (see note 7).
     During 2010, Round Enterprises provided three loans to the Company for a total of E4,400,000. The first loan was issued on July 1, 2010 for a total amount of E2,200,000; the second loan was issued on September 30, 2010 for a total amount of E1,100,000 and the third loan was issued on December 16, 2010 for a total amount of E1,100,000.
     These three loans have a duration of 12 months and each carry an interest rate of 5% per year.
     On July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US $0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013. This warrant has been accounted for by taking its proportional fair value, which was calculated by the Black Scholes methodology using a hundred fourty percent historical volatility, a three year expected term, a zero percent dividend yield and a three percent risk free rate. This proportional fair value was accounted for as a debt discount on the E2,200,000 loan issued on the same date and amortizing that discount over 12 months as interest expense.
     We have filed or are in the process of filing several new grant applications with European as well as U.S. Institutions in relation to our HIV-1 and malaria vaccines.
     We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for our RSV and HSV while preparing for further clinical trials for our HIV-AIDS vaccine.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
     Based on its evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting was not effective as of December 31, 2010, due to existence of a material weakness, as described below. A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.
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
Material Weakness Identified
     Subsequent to filing its Form 10-Q for the quarter ended September 30, 2010, the Company determined that a reduction in the conversion price of shareholder debt and adjustments to the terms of a stock option should have been recorded as expenses, resulting in material adjustments that were required to appropriately account for these changes. As a result, the Company has concluded that there is a weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. The Company is currently evaluating how to effectively remediate this material weakness. In this regard, the Company continues to review its internal controls and procedures, including its internal control over financial reporting, and intends to make changes aimed at enhancing their effectiveness.
Changes in internal Control over Financial Reporting
     With the changes of the CFO position, where Mr. Luebke was replaced by Mr. Kempers as the new CFO, we have reviewed and adjusted our internal control procedures and authorization procedures to reflect this change.
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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Our number of directors is established at six, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the Company’s 2013 annual meeting of stockholders, the term of the Class II directors will expire at the 2011 annual meeting of stockholders, and the term of the Class III directors will expire at the 2012 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.
          The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR
Jacques-François Martin (Class II)	Chief Executive Officer, President and Director (appointed July 1, 2009)	66	2012

Ernst Luebke (Class I)	Director (appointed July 31, 2003)	65	2010

Sylvain Fleury, Ph.D. (Class III)	Chief Scientific Officer (appointed November 3, 2003) and Director (appointed January 11, 2006)	47	2012

Christian Rochet (appointed July 31, 2003)	Senior Advisor to the President	61	2011	(Class II)	Director

Thomas Staehelin	Director	63	2012	(Class II)

Ernest M. Stern	Director	60	2010	(Class I)

Marc Girard, DVM, D.Sc.	Vice Chairman Scientific Advisory Board	74	n/a

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010)	43	n/a
JACQUES-FRANCOIS MARTIN
          Mr. Martin is the Chief Executive Officer, President and a Director of Mymetics. Mr. Martin is also chairman and CEO of Parteurop, a biotech consulting company, and has a long history in biotechnology and public health. Prior to joining Mymetics in July 2009, he had been president of The Vaccine Fund, now GAVI Fund; he was CEO of Rhone-Poulenc Pharma in Hamburg, Germany before joining Institut Mérieux as vice-president of sales and marketing in 1976. He became CEO of Pasteur-Mérieux in 1998, where he was instrumental in the merger with Connaught Laboratories Ltd in Toronto. From 1996 to 1999, Mr. Martin was a member of the board of the French Institut National de la Santé et de la Recherche Médicale (INSERM). He is a past member of the GAVI Working Group and the Strategic Advisory Council of the Bill & Melinda Gates Children’s Vaccine Programme and was a board member of the International AIDS Vaccine Initiative (IAVI). Mr. Martin holds an MBA from the Ecole des Hautes Etudes Commerciales, is a member of the French Academy of Technologies and an officer in the French Order of Merit.
Key Director Qualifications: Mr. Martin has extensive vaccine industry experience to assist raising the Company’s credibility in the scientific community and to assist with introductions to strategic partners, including large pharmaceutical companies.
ERNST LUEBKE
          Mr. Luebke was Chief Financial Officer from July 31, 2003 until July 30 2010. Prior to joining Mymetics, Mr. Luebke spent over 21 years as an independent international business consultant and was the founder of several companies active in the medical and biotech sectors. Together with Mr. Rochet, he became a major shareholder of Mymetics’ former French subsidiary Mymetics S.A. (f.k.a. Hippocampe S.A.) in 1997, and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Luebke was elected as Director and appointed as Chief Financial Officer and Treasurer of Mymetics. Mr. Luebke was further appointed Secretary of Mymetics on August 29, 2003. Mr. Luebke resigned as Director on December 31, 2010.
Key Director Qualifications: Mr. Luebke has extensive international finance and biotech industry experience to assist the Company with its financing efforts and collaborations with commercial and public institutions in the vaccine field.
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
Key Director Qualifications: Dr.Fleury has extensive scientific experience in the vaccines that the Company is developing and in the delivery system of these vaccines to maximize the effectiveness of the vaccines.

RONALD KEMPERS
          Chief Operating Officer (since July 1, 2009) and was appointed Chief Financial Officer on August 1 2010. Senior business leader and entrepreneur, over 15 years of international business management, business development and finance experience with leading global corporations (Hewlett Packard, Oracle) and medical and IT start-ups. Mr. Kempers has a M.Sc. in Business Administration from the Erasmus University, Rotterdam School of Management and has continued further education with various executive courses, among which at IMD, Lausanne.
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
Key Director Qualifications: Mr. Rochet has international finance and biotech industry experience to assist the Company with its financing efforts in Europe and the United States and strategic alliances with vaccine companies and French and Swiss educational and scientific institutions.
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
Key Director Qualifications: Dr. Staehelin has significant international business experience, financial expertise through his role as a lawyer and board member of many companies conducting business on a global basis and knowledge of the Swiss legal system to assist the Company with its Swiss subsidiaries.
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
Key Director Qualifications: Mr. Stern has extensive international business experience and contacts through his representation as a U.S. lawyer of many companies engaged in international business, knowledge of state and federal laws applicable to the Company and finance knowledge.
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

SCIENTIFIC ADVISORY BOARD
          In 2009 a ten member Scientific Advisory Board (SAB) was created, made up of eminent intellectuals from around the world with expertise related to the Company’s products as follows:
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
CODE OF ETHICS
          The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2010, hereby incorporated by reference.
MEETINGS OF THE BOARD OF DIRECTORS
          In 2010, our Board of Directors held ten meetings, one of which was conducted by telephone conference call, and acted by unanimous written consent four times. All directors attended at least 75% of the total number of Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2010.
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
DIRECTORS’ FEES
          Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2010.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2010, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
          The Compensation Committee of the Board of Directors (the “Committee”) is composed of one employee Director, Mr. Jacques-François Martin, our President and CEO, and two non-Executive directors, Mr. Ernst M. Stern and Mr. Thomas Staehelin. The Compensation Committee does not have a charter.
          The Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures that follow. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, and the Board has approved that recommendation.
Compensation Discussion and Analysis
          The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses, stock grants and stock options. Following review and approval by the Committee, action pertaining to executive compensation for the two named executive officers, Ronald Kempers, CFO and Sylvain Fleury, CSO for 2010 is reported to the full Board of Directors for further consideration.
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
Compensation of Chief Executive Officer
          Mr. Rochet joined the Company on July 31, 2003 as its Chief Executive Officer. Mr. Rochet was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Rochet deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Rochet’s efforts, we were able to stay in business and achieve important scientific goals for our HIV-AIDS vaccine that encouraged investment in us. Mr. Rochet’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in fund raising for the Company and negotiating an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. Mr. Rochet resigned as our President and CEO effective July 1, 2009 and became the Senior Advisor to the new President on a full-time basis with an annual salary of E108,000. Mr. Rochet is further entitled to finder’s fees of 3% on all funding amounts raised through his efforts. As of December 31, 2010, Mr. Rochet’s contract can be terminated giving one month notice.
          Mr. Jacques-François Martin joined us on July 1, 2009 as our President and Chief Executive Officer for an annual compensation of E240,000.
Compensation of Chief Financial Officer
          As of January 1, 2010, Mr. Luebke’s annual salary was converted into CHF300,000, which is approximately equal to his previous salary of E216,000 at the exchange rate at that time and included also the employer’s share of social contributions. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner has been deleted in favor of stock options. Mr. Luebke resigned as CFO on July 30 2010 and was replaced by Ronald Kempers the Chief Operating Officer.
Compensation of Chief Scientific Officer
          Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Fleury’s efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Dr. Fleury’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in the animal studies leading to the Company’s ability to commence Phase I clinical trials for its HIV-AIDS vaccine in addition to his role in the negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. As of January 1, 2010, Dr Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000 at the exchange rate at that time and included also the employer’s share of social contributions. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner was deleted in favor of stock options.
Compensation of Chief Operating Officer
          Mr. Kempers joined us on July 1, 2009 as Chief Operating Officer and was appointed Chief Financial Officer on August 1, 2010. Mr. Kempers was paid a base salary of CHF300,000 in calendar year 2010.

SUMMARY COMPENSATION TABLE
The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

										Changes in
										Pension Value and
										Nonqualified
									Non-Equity	Deferred
							Stock	Option	Incentive	Compensation	Total
			Salary		Bonus	Awards	Awards	Plan	Earnings	Compensation	Annual
Name and Principal Position		Year	(E)		(E)	(E)	(E)	(E)	(E)	(E)	Compensation
Christian J.-F. Rochet (PEO)	(1a)	2010	E108,000	(5)	—	—	—	—	—	—	E108,000	(5)
		2009	E180,000	(5)	—	—	—	—	—	—	E180,000	(5)
		2008	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)

Jacques-François Martin (PEO)	(1b)	2010	E240,000	(5)	—	—	—	E196,427	—	—	E436,427	(5)
		2009	E120,000	(5)	—	—	—	—	—	—	E120,000	(5)
		2008	—		—	—	—	—	—	—	—

Ernst Luebke (PFO)	(2)	2010	E163,200	(5)	—	—	—	E 20,974	—	—	E184,174	(5)
		2009	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2008	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)

Sylvain Fleury, Ph. D.	(3)	2010	E216,000	(5)	—	—	—	E 29,364	—	—	E245,364	(5)
		2009	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)
		2008	E216,000	(5)	—	—	—	—	—	—	E216,000	(5)

Ronald Kempers	(4)	2010	E216,000	(5)	—	—	—	E 92,881	—	—	E308,881	(5)
		2009	E108,000	(5)	—	—	—	—	—	—	E108,000	(5)
		2008	—		—	—	—	—	—	—	—

Thomas Staehelin, Dr.	(6)	2010	E 10,000		—	—	—	—	—	—	E 10,000	(6)
		2009	E 10,000		—	—	—	—	—	—	E 10,000	(6)
		2008	E 10,000		—	—	E77,000	—	—	—	E 87,000	(6)

Ernie Stern	(7)	2010	E 10,000		—	—	—	—	—	—	E 10,000	(7)
		2009	E 10,000		—	—	—	—	—	—	E 10,000	(7)
		2008	E 10,000		—	—	E77,000	—	—	—	E 87,000	(7)

(1a)	Mr. Rochet has been Mymetics’ President and Chief Executive Officer from July 31, 2003 to July 1, 2009.

(1b)	Mr. Martin has been Mymetics’ President and Chief Executive Officer from July 1, 2009.

(2)	Mr. Luebke has been Mymetics’ Chief Financial Officer and Treasurer since July 31, 2003 and our Secretary since August 29, 2003 and resigned as Chief Finanical Officer on July 30 2010.

(3)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(4)	Mr.Kempers has been Mymetics’ Chief Operating Officer since July 1, 2009 and was appointed Chief Financial Officer on August 1 2010.

(5)	See below “Employment Agreements”.

(6)	Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2nd, 2007 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone, and was awarded 500,000 shares of the Corporation’s common stock.

(7)	Mr. M. Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21st, 2008 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone, and was awarded 500,000 shares of the Corporation’s common stock.

The tables entitled “OPTION EXERCISES AND STOCK VESTED,” “PENSION BENEFITS,” “NONQUALIFIED DEFERRED COMPENSATION” and “DIRECTOR COMPENSATION” and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.
Employment Agreements
          Under the Executive Employment Agreement for Christian Rochet, he was employed as CEO for five years commencing July 1, 2006. Mr. Rochet received an annual salary of E216,000, and was entitled to cash bonuses of 3% of all payments to be received from industry partners of the Company. If Mr. Rochet were terminated without cause or he terminated for good reason, he was entitled to a lump-sum payment equal to the greater of 24 months of his salary or the remaining term of his employment agreement. Mr. Rochet resigned as President and CEO of Mymetics effective July 1, 2009, Mr. Rochet is currently employed by us under a Consulting Agreement as Senior Advisor to the President (to be reviewed on monthly basis from January, 2011). Under this Consulting Agreement, Mr. Rochet receives an annual salary of CHF 150,000, which is approximately equal to E108,000. Christian Rochet is further entitled to finder’s fees of 3% on all funding amounts raised through his efforts.
          Under the Executive Employment Agreement for Ernst Luebke, he was employed as CFO for five years commencing July 1, 2006. Mr. Luebke received an annual salary of E216,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, The executive shall be eligible for an annual bonus to be paid in cash, stock or stock options. Retroactive to January 1, 2010, Mr. Luebke’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions. Mr. Luebke resigned as Chief Financial Officer on July 30 2010.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth information about the beneficial ownership of our common stock as of March 24, 2011, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.
          There were 213,963,166 shares of our common stock outstanding on March 24, 2011. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
          In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 24, 2011, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF	TITLE	AMOUNT AND NATURE OF
BENEFICIAL OWNER	OF CLASS	BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Round Enterprises Ltd. St. Peter Port, Guernsey	Common	59,650,905		27.88%

Dr. Thomas Staehelin (1) Director	Common	12,479,907		5.83%

Ernst Luebke (1) Secretary and Director	Common	8,329,546	(2)	3.89%

Christian Rochet (1) Former Chief Executive Officer, and Director	Common	4,580,389	(3)	2.14%

Dr. Sylvain Fleury (1) Chief Scientific Officer, and Director	Common	6,500,000	(4)	3.04%

Jacques-François Martin (1) Chief Executive Officer, President and Director	Common	1,580,307		0.74%

Mr. Ernest M. Stern (1) Director and outside Counsel	Common	1,500,000		0.70%

Prof. Marc Girard (1)Consultant and member of the SAB	Common	500,000	(5)	0.23%

Prof. Morgane Bomsel (1)Consultant and member of the SAB	Common	500,000	(6)	0.23%

Mr. Ronald Kempers (1) CFO and COO	Common	100,000		0.05%

All current executive officers and directors as a group (7 persons)	Common	35,070,149		16.39%

(1)	Address is Mymetics Corporation, c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 2,829,546 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses, of which 500,000 was sold in July 2010, and 5,000,000 acquired as bonus.

(3)	Of which 1,627,009 acquired prior to being elected as director and appointed as officer, 1,000,000 acquired through conversion of unpaid salary and expenses and 6,000,000 acquired as bonus, of which 4,046,620 was sold during year 2010.

(4)	Of which 500,000 issued for services, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(5)	Of which 500,000 issued for services and 500,000 acquired through conversion of unpaid fees and expenses. 500,000 have been sold in 2006.

(6)	500,000 issued for services rendered.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          During 2010, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.
          Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2010 and 2009:

	2010	2009
Audit Fees	$75,839	$76,072
Audit-Related Fees	—	—
Tax Fees	15,905	13,755
All Other Fees	—	—

Total	$91,744	$89,827

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.
Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal 2010 and 2009, no services were provided in this category.
Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2010 and 2009, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.
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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

2.1	Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.2	Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.3	Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (2)

2.4	Amendment to the Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (3)

2.5	Revised Purchase Agreement dated July 28, 1999 between the Company and the majority stockholders of Nazca Holdings Ltd. (4)

2.6	Share Exchange Agreement dated July 30, 2002 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

3(i)	Articles of Incorporation of the Company (as amended through May 10, 2002) (6)

3(ii)	Bylaws (7)

4.1	Form of Specimen Stock Certificate (8)

4.2	Form of letter regarding Warrant (8)

4.3	Form of Share Exchange Agreement (8)

9.1	Voting and Exchange Trust Agreement dated March 19, 2001, among the Company, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

10.1	Services Agreement dated May 31, 2001, between the Company and MFC Merchant Bank, S.A.(7)

10.2	Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Company (7)

10.3	Indemnification Agreement dated March 19, 2001, between the Company and MFC Bancorp Ltd. (7)

10.4	Agreement dated for reference May 15, 2000, between the Company and Maarten Reidel (7)

10.5	Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Company and Sutton Park International Ltd. (10)

10.6	Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Company and Med Net International Ltd. (11)

10.7	Preferred Stock Conversion Agreement dated December 21, 2000, between the Company and Dresden Papier GmbH (11)

10.8	Assignment Agreement dated December 29, 2000, among the Company, Mymetics S.A. and MFC Merchant Bank S.A. (1)

10.9	Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Company (1)

10.10	Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Company (16)

10.11	Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Company (16)

10.12	Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Company (16)

10.13	Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

10.14	Shareholder Agreement dated March 19, 2001, among the Company, the Holders of Class B Exchangeable Preferential Non-Voting Shares of 6543 Luxembourg S.A. signatory thereto and 6543 Luxembourg S.A.(8)

10.15	Support Agreement dated March 19, 2001, between the Company and 6543 Luxembourg S.A. (8)

10.16	1995 Qualified Incentive Stock Option Plan (12)

10.17	Amended 1994 Stock Option Plan (13)

10.18	2001 ICHOR Company Stock Option Plan (7)

10.19	Employment Agreement dated March 18, 2002, between the Company and Peter P. McCann (14)

10.20	Consulting Agreement dated August 31, 2001, between the Company and Michael K. Allio (8)

10.21	Amendment to Consulting Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.22	Employment Agreement dated March 18, 2002, between the Company and Dr. Joseph D. Mosca (15)

10.23	Separation Agreement and Release dated January 31, 2003, between the Company and Peter P. McCann (16)

10.24	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Robert Demers (8)

10.25	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Michael K. Allio (8)

10.26	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and John M. Musacchio (8)

10.27	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Patrice Pactol (8)

10.28	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Pierre-Francois Serres (8)

10.29	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Pierre-Francois Serres (16)

10.30	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Patrice Pactol (16)

10.31	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Robert Demers (16)

10.32	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and John M. Musacchio (16)

10.33	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Michael K. Allio (16)

10.34	Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.35	Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Company and Peter P. McCann (16)

10.36	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Peter P. McCann (16)

10.37	Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Company and Peter P. McCann (16)

10.38	Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Company and MFC Merchant Bank S.A. (16)

10.39	Third Amendment to the Credit Facility Agreement dated for Reference December 31, 2006, between MFC Merchant Bank, S.A. and the Company (17)

10.40	Fourth Amendment to the Credit Facility Agreement dated for Reference February 16, 2005, between MFC Merchant Bank, S.A. and the Company (17)

10.41	Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Company and Dr. Sylvain Fleury, Ph.D. (18)

10.42	Consulting Agreement dated for reference January 1, 2004, between the Company and Professor Marc Girard, DVM, D.Sc. (18)

10.43	Cooperation and Option Agreement dated March 10, 2005, between the Company and Pevion A.G. (18)

10.44	Consulting Agreement dated March 23, 2005, between the Company and Northern Light International. (18)

10.45	Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and the Company (19)

10.46	Employment Agreement dated July 1, 2006, between the Company and Dr. Sylvain Fleury (20)

10.47	Employment Agreement dated July 1, 2006, between the Company and Christian Rochet (20)

10.48	Employment Agreement dated July 1, 2006, between the Company and Ernst Luebke (20)

10.49	License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd. (21)

10.50	Settlement Agreement dated March 19, 2007 between Mymetics and MFC Merchant Bank S.A. (22)

10.51	Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

10.52	Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

10.53	Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

10.54	Non-Executive Director Agreement dated 21 January between the Company and Mr Ernest M Stern.(24)

10.55	NGIN Material Transfer Agreement dated 11 February 2008 between the Company, Institute Cochin, Université Paris Descartes and Pevion Biotech.(25)

10.56	Acquisition & License Agreement dated 19 May 2008 between the Company and Pevion Biotech Ltd. (26)

10.57	Extension of Convertible Note Maturity Date Agreement dated 22 August 2008 between the Company, Anglo Irish Bank and Round Enterprises Ltd. (27)

10.58	Gp41 Manufacturing Technology Agreement dated 26 January 2009 between the Company and PX Therapeutics (28)

10.59	Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. (“Bestewil”) from its parent, Norwood Immunology Limited (“NIL”), and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. now held by Bestewil. (29)

10.60	Resignation of Prof Marc Girard as Head of vaccine development for reasons of personal health. (30)

10.61	Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of Equity Securities, Financial Statements and Exhibits. (31)

10.62	Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of equity Securities, further Financial Statements and Exhibits. (32)

10.63	Election of Jacques-François Martin as a member of the Board of Directors and Chairman of the Board, resignation of Christian Rochet as President and CEO and agreement of Jacques-François Martin to serve as President and CEO. (33)

10.64	Consulting Agreement dated September 1, 2009, between the Company and Mr. Christian Rochet.

10.65	Resignation of Ernest Luebke as Chief Finance Officer and Board member.

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company’s Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company’s report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(34)	Incorporated by reference to the Company’s Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.

(35)	Incorporated by reference to the Company’s Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.

(36)	Incorporated by reference to the Company’s Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.

(37)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.

(38)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.

(39)	Incorporated by reference to the Company’s Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.

(40)	Incorporated by reference to the Company’s Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.

(c)	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland
We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and for the period from May 2, 1990 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and for the period from May 2, 1990 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.
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
/S/ PETERSON SULLIVAN LLP
Seattle, Washington
March 28, 2011

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In Thousands of Euros)

	2010		2009
ASSETS
Current Assets
Cash	E	1,811	E	2,959
Receivables officer		13		6
Receivables other		87		39
Prepaid expenses		30		34

Total current assets		1,941		3,038
Property and equipment, net of accumulated depreciation of E212 and E100 at December 31, 2010 and 2009, respectively		76		232
License contract, net of accumulated amortization of E337 at December 31, 2010 and E144 at December 31, 2009		2,357		2,550
In-process research and development		2,266		2,266
Goodwill		6,671		6,671

	E	13,311	E	14,757

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,340	E	1,540
Taxes and social costs payable		26		41
Current portion of notes payable to related parties, net of unamortized debt discount of E600 at December 31, 2010 (none at December 31, 2009)		3,872		5,740

Total current liabilities		5,238		7,321
Convertible notes payable to related parties, less current portion		23,510		21,722
Convertible notes payable — other		2,718		2,593
Acquisition-related contingent consideration		3,212		1,936

Total liabilities		34,678		33,572

Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 213,963,166 at December 31, 2010 and 196,063,630 at December 31, 2009		1,888		1,754

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		29,602		20,840
Deficit accumulated during the development stage		(53,518)		(42,090)
Accumulated other comprehensive income		661		681

		(21,367)		(18,815)

	E	13,311	E	14,757

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010 and 2009 and
the Period from May 2, 1990 (Inception) to December 31, 2010
(In Thousands of Euros, Except Per Share Data)

						Accumulated
						During
						Development
						Stage
						(May 2, 1990 to
						December 31,
	2010		2009			2010)
Revenues
Sales	E	150	E	136	E	510
Interest		4		1		39
Gain on extinguishment of debt		—		—		774
Gain on sales of equipment		68		—		68
Government grants		4		13		82

		226		150		1,473

Expenses
Research and development		3,083		6,364		23,749
General and administrative		3,320		3,244		21,325
Bank fee		1		2		938
Induced conversion cost		807		—		807
Interest		2,834		2,082		6,868
Change in the fair value of acquisition-related contingent consideration		1,276		(1,614)		(338)
Goodwill impairment		—		—		209
Depreciation		115		82		727
Amortization of intangibles		193		144		337
Directors’ fees		20		42		336
Other		1		—		11

		11,650		10,346		54,969

Loss before income tax provision (benefit)		(11,424)		(10,196)		(53,496)
Income tax (provision) benefit		(4)		10		(22)

Net loss		(11,428)		(10,186)		(53,518)

Other comprehensive income (loss)
Foreign currency translation adjustment		(20)		(4)		661

Comprehensive loss	E	(11,448)	E	(10,190)	E	(52,857)

Basic and diluted loss per share	E	(0.06)	E	(0.05)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Period from May 2, 1990 (Inception) to December 31, 2010
(In Thousands of Euros)

									Accumulated
									Other
						Deficit			Comprehensive
						Accumulated			Income - Foreign
				Additional		During the			Currency
	Date of	Number of	Par	Paid-in		Development			Translation
	Transaction	Shares	Value	Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—	—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361	119		—		(376)		—		(257)

Bank fee		—	—		806		—		—		806
Net loss for the year		—	—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361	119		806		(1,690)		—		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830	354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility	March 2001	—	—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000	21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144	3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333	15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294	13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000	37		563		—		—		600
Net loss for the year		—	—		—		(1,848)		—		(1,848)
Translation adjustment		—	—		—		—		100		100

Balance at December 31, 2001		49,261,962	562		3,569		(3,538)		100		693
Exercise of stock options	March 2002	10,000	—		8		—		—		8
Issuance of stock purchase warrants for bank fee	June 2002	—	—		63		—		—		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567	16		396		—		—		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976	1		(1)		—		—		—
Net loss for the year		—	—		—		(3,622)		—		(3,622)
Translation adjustment		—	—		—		—		97		97

Balance at December 31, 2002		50,944,505	579		4,035		(7,160)		197		(2,349)

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income - Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of shares for services	September 2003	400,000		4		29		—		—		33
Shares retired	October 2003	(51)		—		—		—		—		—
Issuance of shares for services	November 2003	1,500,000		12		100		—		—		112
Issuance of shares for cash	December 2003	1,500,000		12		113		—		—		125
Issuance of stock purchase warrants for financing fee	December 2003	—		—		12		—		—		12
Net loss for the year		—		—		—		(2,786)		—		(2,786)
Translation adjustment		—		—		—		—		453		453

Balance at December 31, 2003		54,344,454		607		4,289		(9,946)		650		(4,400)

Issuance of shares for services	January 2004	550,000		5		27		—		—		32
Issuance of shares for cash	January 2004	2,000,000		17		150		—		—		167
Issuance of stock purchase warrants for financing fee	January 2004	—		—		40		—		—		40
Issuance of shares for cash	February 2004	2,500,000		21		187		—		—		208
Issuance of stock purchase warrants for financing fee	February 2004	—		—		62		—		—		62
Issuance of shares for services	April 2004	120,000		1		11		—		—		12
Issuance of shares for bank fee	May 2004	500,000		4		62		—		—		66
Issuance of shares for cash	May 2004	2,000,000		16		148		—		—		164
Issuance of shares for services	August 2004	250,000		2		26		—		—		28
Issuance of shares for cash	August 2004	1,466,667		12		128		—		—		140
Issuance of stock purchase warrants for financing fee	August 2004	—		—		46		—		—		46
Issuance of shares for services	September 2004	520,000		4		29		—		—		33
Issuance of shares for cash	September 2004	50,000		—		4		—		—		4
Issuance of shares for services	October 2004	2,106,743		16		132		—		—		148
Issuance of shares for services	November 2004	2,000,000		15		177		—		—		192
Issuance of shares for cash	November 2004	40,000		—		4		—		—		4
Net loss for the year		—		—		—		(2,202)		—		(2,202)
Translation adjustment		—		—		—		—		191		191

Balance at December 31, 2004		68,447,864	E	720	E	5,522	E	(12,148)	E	841	E	(5,065)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income - Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	(2,000,000)	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

										Accumulated
										Other
								Deficit		Comprehensive
								Accumulated		Income - Foreign
					Additional			During the		Currency
	Date of	Number of	Par		Paid-in			Development		Translation
	Transaction	Shares	Value		Capital			Stage		Adjustment	Total
Issuance of shares for services	January 2008	800,000		6		79		—		—		85
Issuance of shares for services	January 2008	200,000		1		20		—		—		21
Issuance of shares for cash	February 2008	1,000,000		7		326		—		—		333
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for cash	June 2008	300,000		2		94		—		—		96
Issuance of shares for cash	June 2008	1,300,000		8		492		—		—		500
Issuance of shares for services	July 2008	2,000,000		13		239		—		—		252
Issuance of shares for services	August 2008	250,000		2		39		—		—		41
Issuance of shares for cash	December 2008	1,000,000		7		319		—		—		326
Net loss for the year		—		—		—		(6,938)		—		(6,938)
Translation adjustment		—		—		—		—		13		13

Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		—		—		38
Issuance of stock options for acquisition	April 2009	—		—		601		—		—		601
Issuance of shares for services	May 2009	250,000		1		27		—		—		28
Issuance of shares for services	September 2009	250,000		2		21		—		—		23
Net loss for the year		—		—		—		(10,186)		—		(10,186)
Translation adjustment		—		—		—		—		(4)		(4)

Balance at December 31, 2009		196,063,630		1,754		20,840		(42,090)		681		(18,815)

Issuance of shares for services	March 2010	200,000		2		18		—		—		20
Issuance of warrant with debt	July 2010	—		—		1,200		—		—		1,200
Induced conversion cost	September 2010	—		—		807		—		—		807
Warrant modification cost	September 2010	—		—		484		—		—		484
Issuance of shares for services	September 2010	1,550,000		12		147		—		—		159
Issuance of shares on conversion of debt	September 2010	16,149,536		120		5,868		—		—		5,988
Stock compensation expense — options		—		—		238		—		—		238
Net loss for the year		—		—		—		(11,428)		—		(11,428)
Translation adjustment		—		—		—		—		(20)		(20)

Balance at December 31, 2010		213,963,166	E	1,888	E	29,602	E	(53,518)	E	661	E	(21,367)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009 and
the Period from May 2, 1990 (Inception) to December 31, 2010
(In Thousands of Euros)

						Total
						Accumulated
						During
						Development
						Stage
						(May 2, 1990 to
						December 31,
	2010		2009			2010)
Cash Flows from Operating Activities
Net loss	E	(11,428)	E	(10,186)	E	(53,518)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		1,276		(1,614)		(338)
Depreciation		115		82		727
Amortization of intangibles		193		144		337
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on sales of equipment		(68)		—		(68)
Gain on extinguishment of debt		—		—		(774)
Services and fees paid in common stock		179		89		5,403
Stock compensation expense-options		238		—		238
Amortization of debt discount		600		—		810
Induced conversion cost		807		—		807
Warrant modification cost		484		—		484
Changes in operating assets and liabilities, Receivables		(55)		1		(30)
Accounts payable		(200)		374		1,921
Taxes and social costs payable		(15)		16		26
Other		4		48		15

Net cash used in operating activities		(7,870)		(11,046)		(43,528)

Cash Flows from Investing Activities
Patents and other		—		—		(393)
Proceeds from sale of equipment		137		—		137
Purchase of property and equipment		(28)		(140)		(251)
Acquisition of subsidiary, net of cash acquired of E58		—		(4,942)		(4,942)
Cash acquired in reverse purchase		—		—		13

Net cash used in investing activities		109		(5,082)		(5,436)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock and warrants		—		—		11,630
Borrowings from shareholders		—		—		972
Increase in notes payable and other short-term advances		6,633		18,582		39,132
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		6,633		18,582		50,114
Effect of foreign exchange rate on cash		(20)		(4)		661

Net increase (decrease) in cash		(1,148)		2,450		1,811
Cash, beginning of period		2,959		509		—

Cash, end of period	E	1,811	E	2,959	E	1,811

Non-cash investing and financing activities
Issuance of warrant in conjunction with note payable	E	1,200	E	—

Issuance of shares on conversion of notes payable	E	5,988	E	—

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Summary of Significant Accounting Policies
Basis of Presentation
The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.
Mymetics Corporation (the “Company” or “Mymetics”) was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceuticals (now Abbott Laboratories), and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage.
These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2010, the Company had not performed any stage III clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenue. For the purpose of these financial statements, the development stage started May 2, 1990.
These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E53,518 at December 31, 2010. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E3,297 as of December 31, 2010, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.
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
Cash and Cash Flow Disclosure
Cash deposits are occasionally in excess of insured amounts. No interest was paid in 2010 and 2009.
Revenue Recognition
Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.
Grant revenue is recognized when the associated costs are incurred.
Receivables
Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2010 and 2009 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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
Contingent Consideration
The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of the consideration for the Bestewil acquisition, the Company is contractually obligated to pay additional purchase price consideration upon achievement of certain commercial milestones and future royalties. Therefore, the Company is required to update the assumptions at each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied.
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
The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2010 or 2009. The Company’s United States tax returns are open to audit for the years ended December 31, 2007 to 2010. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2010. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2010. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2010.

Earnings per Share
Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares (including shares issuable) was 202,059,230 for the year ended December 31, 2010 and 195,728,698 for the year ended December 31, 2009. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the year ended December 31, 2010, the total potential number of shares issuable of 138,634,271 includes 82,623,321 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,792,500 potential issuable shares related to outstanding options granted to employees. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the year ended December 31, 2009, the total potential number of shares issuable of 87,810,109 includes potential issuable shares related to warrants, options, and convertible loans.
Preferred Stock
The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2010 or 2009. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.
Stock-Based Compensation
Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.
The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered. For the years ended December 31, 2010 and 2009, 1,750,000 and 750,000 shares with a fair value of E179 and E89 respectively, were issued to individuals as fee for services rendered.
On April 1, 2009 Mymetics issued an option to Norwood Immunology Limited (“NIL”) as part of its acquisition of Bestewil Holding B.V. (“Bestewil”). See Note 2. Mymetics also granted stock options to employees in 2010. See Note 5.
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

Fair Values of Financial Instruments
The Company generally has the following financial instruments: cash, receivables, accounts payable, taxes and social costs payable, acquisition-related contingent consideration, and notes payable. The carrying value of cash, receivables, accounts payable, and taxes and social costs payable approximates their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Management estimates that it is not practicable to estimate the fair value of the notes payable due to the unique nature of these instruments.
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
Recently Issued Accounting Standards
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
     In December 2010, the FASB issued an update under Topic 350, Goodwill and Other Intangible Assets, where testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of this impairment (step 2). This update is effective for the fiscal years and interim periods within those years, beginning after December 15, 2010. The Company is in the process of determining the impact the adoption of this standard might have on its financial statements.
Note 2. Receivables

	2010		2009
Receivable officer	E	13	E	6
Receivable other		261		200

		274		206
Allowance for doubtful accounts		(174)		(161)

	E	100	E	45

Note 3. Transactions with Affiliates
Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and a partner in Akerman Senterfit LLP, the firm retained as legal counsel by the Company. Fees paid to the law firm in the years ended December 31, 2010 and 2009, amounted to E111 and E105, respectively.
Three of the Company’s major shareholders have made available an aggregate E27,982 in the form of notes payable. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.
During the year ending December 31, 2010, two short term convertible loans with a carrying amount of E5,988 were converted into Mymetics common shares at a conversion price of $0.50 per share with an exchange rate of $1.3486 per Euro. The original conversion price of these loans was $0.80, but in order to induce the lender to convert, the lower conversion price of $0.50 had to be accepted. This event has also fixed the conversion price at $0.50 per share for the Norwood convertible loan and the Norwood option (see Note 7). The advantage of this lower conversion price for the lender has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms is recorded as an expense of E807.

The details of these notes and other loans and contingent liabilities are as follows:

								Fixed
						Conversion		EUR/USD
Lender	1st-Issue	Principal		Duration	Interest	Price		Rate
Price	Date	Amount		(Note)	Rate	(stated)		Conversion
Round Enterprises Ltd.	06/29/2010	E	2,200	(5)	5% pa	None
Round Enterprises Ltd.	09/30/2010	E	1,100	(8)	5% pa	None
Round Enterprises Ltd.	12/17/2010	E	1,100	(9)	5% pa	None

Total Short Term Principal Amounts		E	4,400
Accrued Interest		E	72

Total Short Term Notes to Related Parties		E	4,472

Unamortized debt discount		E	(600)	(10)

Net Short Term Notes to Related Parties, net of unamortized debt discount		E	3,872

Eardley Holding A.G. (1)	06/23/2006	E	143	(2)	10% pa	US$	0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	US$	0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	US$	0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	US$	0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	US$	0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	US$	0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	US$	0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	US$	0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2, 4)	10% pa	US$	0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2, 4)	10% pa	US$	0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	US$	0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	US$	0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	US$	0.25	1.4338

Total Long Term Principal Amounts		E	19,843
Accrued Interest		E	3,667

Total Long Term Convertible Notes to Related Parties		E	23,510

Total Convertible Notes to Related Parties, net of unamortized debt discount		E	27,382

Norwood Secured Loan	04/03/2009	E	2,500	(6)	5% pa	US$	0.50	1.2812

Total Principal Amount		E	2,500
Accrued Interest		E	218

Total Convertible Note Payable — other		E	2,718

Norwood Contingent Liability		E	3,212	(7)

TOTAL LOANS, NOTES, AND CONTINGENT LIABILITY		E	33,312

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) The date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5)	The earlier of (i) June 30, 2011 or (ii) upon an event of default. The term of the loan agreement started on July 1, 2010.

(6)	Under the terms of the acquisition of Bestewil B.V., as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with maturity 36 months after the closing date and bearing interest at 5% per annum. The note is secured against one third of Bestewil common stock.

(7)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(8)	The earlier of (i) September 30, 2011 or (ii) upon an event of default.

(9)	The earlier of (i) December 16, 2011 or (ii) upon an event of default.

(10)	On July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US $0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013. This warrant has been accounted for by taking it’s proportional fair value, which was calculated by the Black Scholes methodology using a hundred fourty percent historical volatility, a three year expected term, a zero percent dividend yield and a three percent risk free rate. This proportional fair value was accounted for as a debt discount on the E2,200 loan issued on the same date and amortizing that discount over 12 months as interest expense.
Required future payments on long-term debt are as follows as of December 31, 2010:

2011	E	4,472
2012		2,718
Contingent liability to Norwood (milestones and royalties)		3,212
Contingent on ability to repay		23,510

	E	33,912

Note 4. Income Taxes
The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2010		2009
U.S. Federal statutory rates on loss from operations	E	(3,884)	E	(3,466)
Effect of foreign statutory rate differences		80		185
Effect of exchange rate changes		(1,182)		36
Permanent differences		873		(549)
Increase in valuation allowance		4,087		3,781
Other		30		3

Income tax provision (benefit)	E	4	E	(10)

Deferred tax asset is composed of the following:

	2010		2009
Licenses capitalized for United States tax purposes	E	1,252	E	1,279
License contract basis difference		(801)		(867)
IPR&D basis difference		(770)		(770)
Stock options		81		—
Other		59		54
Net operating loss carry forwards
United States		15,401		11,818
Switzerland		669		459
The Netherlands		335		228
Luxembourg		176		174

		16,462		12,375
Less valuation allowance for deferred tax asset		(16,462)		(12,375)

Net deferred tax asset	E	—	E	—

The Company’s provision for income taxes was derived from U.S., Swiss, Netherlands and Luxembourg operations. At December 31, 2010, the Company had estimated net operating loss carry forwards which expire as follows (the Luxembourg losses do not expire):

	United States		Luxembourg		Switzerland		The Netherlands
2011	E	597	E	—	E	—	E	—
2012		1,093		—		—		—
2013		—		—		—		—
2014		—		—		—		—
2015		—		—		—		—
2016-2028		43,785		—		2,675		1,341
Perpetual		—		801		—		—

		E45,475	E	801	E	2,675	E	1,341

Note 5. Stock Options
2001 Qualified Incentive Stock Option Plan
The Company’s board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company’s common stock to employees and non-employee directors.
For the year ended December 31 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. Incentive stock options were awarded on June 30, 2010, for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 1,850,000 vested immediately and 1,500,000 vest in equal quantities over the next three years. As part of the employment contract with the CFO of Mymetics, 1,000,000 employee incentive stock options were issued on July 1, 2010 with an exercise price of USD 0.19 per share, of which 250,000 vested immediately and 750,000 vest in equal quantities over the next three years. No options were issued in the year ended December 31, 2009.
The Company recognized compensation expense related to the issued option grants of E238 and nil for the years ended December 31, 2010 and 2009, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, a total of 2,250,000 shares of common stock with unrecognized compensation cost of E140 are unvested. The cost is expected to be recognized ratably through June 2013.

A summary of activity related to stock options under the 2001 Stock Option Plan is represented below:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Exercise Price	Exercise	Contractual	Intrinsic
	Shares	Range	Price	Term (Years)	Value
Outstanding, December 31, 2008	442,500	$0.12 to $3.50	$0.97
Granted	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2009	442,500	$0.12 to $3.50	$0.97
Granted	4,350,000	$0.14 to $0.19	$0.15
Forfeited	—	—	—

Outstanding, December 31, 2010	4,792,500	$0.12 to $3.50	$0.23	8.44	$103

Exercisable, December 31, 2010	2,542,500	$0.12 to $0.19	$0.29	7.80	$61

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock.
The range of exercise prices for options outstanding and options exercisable under the 2001 Stock Option Plan at December 31, 2010 are as follows:

Number of
shares	Exercise Price
17,500	$3.50
50,000	$3.15
50,000	$2.50
100,000	$0.55
1,000,000	$0.19
3,425,000	$0.14
150,000	$0.12
A summary of the status of the Company’s nonvested options as of December 31, 2010 and changes during the year ended December 31, 2010 are presented below:

	Number of
	Shares	Weighted Average
	Underlying	Grant Date Fair
Nonvested options	Options	Value
Nonvested at December 31, 2009	—	—
Granted	4,350,000	$0.11
Vested	(2,100,000)	$0.10

Nonvested at December 31, 2010	2,250,000	$0.12

The estimated fair value of the options on the date of grant was calculated using Black Scholes option pricing model and the following assumptions:

	Years ended December 31,
	2010	2009
Closing market price of common stock	$0.135 – $0.16	—
Estimated volatility	140.31% – 140.40%	—
Risk free interest rate	3.00%	—
Expected dividend rate	—	—
Expected life	1.5 – 3.9 years	—
As of December 31, 2010, the 2001 Stock Option Plan has 207,500 shares available for future grants of stock options.
Not included in the above table are the 19,218,450 options issued as part of the acquisition of Bestewil described in Note 7.
The Company will issue new shares upon the exercise of any options.
Note 6. Commitments and Contingencies
Total rent expense per year was E194 for 2010 and E179 for 2009. The lease of the Company’s Nyon, Switzerland facility expires in 2011; the lease of the Company’s Lausanne, Switzerland facilities expires in 2016.
Future lease payments expected on the above office leases are as follows for the years ending December 31, 2010.

Office Rent Expected	2011		2012		2013		2014		2015		Thereafter
NYON	E	3	E	—	E	—	E	—	E	—	E	—
LAUSANNE	E	113	E	137	E	137	E	137	E	137	E	34
LEIDEN	E	48	E	48	E	12	E	—	E	—	E	—

TOTAL	E	164	E	185	E	149	E	137	E	137	E	34
As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013.

Note 7. Acquisition of Bestewil
On April 1, 2009 Mymetics and NIL closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”)raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. Since the Company reduced the conversion price of the Bridge Loan to finance the acquisition from $0.80 to $0.50 in September 2010 (see note 3), the result is that the option now allows NIL to acquire 19,218,450 shares of common stock. Prior to this, the option allowed NIL to acquire 12,011,531 shares of common stock at $0.80 per share. The difference between the fair value calculation of the option at the original exercise price of $0.80 and the now established $0.50 per share is E484 and has been recorded as a general and administrative expense and an increase in additional paid-in capital. The fair values were calculated with standard Black Scholes methodology using the following assumptions:

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
The Company derived the estimated cash flows from the existing license in the case of the Solvay contract and the projected revenues of drugs developed with in-process research and development. The fair value of in-process research and development also includes an existing royalty payable by the Company to Norwood based on the net sales derived from drugs that use the IPR&D technology. The discount rate applied to the estimated cash flows for all intangible assets acquired was 25%. We believe the discount rate used is consistent with what a market participant would use.
The E6,671 of goodwill was assigned to the vaccine development reporting unit, which is the only reporting unit as of December 31, 2010. The goodwill recognized is attributable primarily to the potential additional applications for the acquired patents, expected corporate synergies, the assembled workforce of Bestewil and other factors. None of the goodwill is expected to be deductible for income tax purposes.
Note 8. Fair Value Measurements
As of December 31, 2010, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.
The Company’s acquisition-related contingent consideration is measured at fair value on a recurring basis using Level 3 inputs.
The following table presents changes to the Company’s acquisition-related contingent consideration for the years ended December 31, 2010 and 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Acquisition-related Contingent Consideration
	2010		2009
Balance at January 1	E	1,936	E	3,550
Change in fair value recorded in earnings		1,276		(1,614)

Balance at December 31	E	3,212	E	1,936

As of December 31, 2010, the fair value of the acquisition-related contingent consideration increased from the acquisition date primarily due to timing, as cash payments get closer.
Note 9. Intangible Assets
Intangible assets consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266
Definite-lived intangibles:
License contract	E	2,694	E	2,694
Less accumulated amortization		(337)		(144)

		2,357		2,550

Other intangibles, net	E	4,624	E	4,816

Amortization of intangibles amounting to E193 and E144 has been recorded during the years ended December 31, 2010 and 2009, respectively. Amortization for the years 2011 through 2015 is expected to be E192 per year.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation
By:	/s/ Jacques-François Martin
	Name:	Jacques-François Martin
	Title:	Chief Executive Officer and Director
March 28, 2011

By:	/s/ Sylvain Fleury
	Name:	Sylvain Fleury, Ph.D.
	Title:	Chief Scientific Officer and Director
March 28, 2011

By:	/s/ Ernest Stern
	Name:	Ernest Stern
	Title:	Director
March 28, 2011

By:	/s/ Dr. Thomas Staehelin
	Name:	Thomas Staehelin
	Title:	Director

March 28, 2011