Form 10-Q
period 2011-03-31
MYMETICS CORP
filed 2011-05-12
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting compony)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2011
Common Stock, $0.01 par value	213,963,166

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	March 31,		December 31,
	2011		2010
ASSETS

Current Assets
Cash	E	725	E	1,811
Receivable officer		14		13
Receivable other		208		87
Prepaid expenses		33		30

Total current assets		980		1,941

Property and equipment, net of accumulated depreciation of E229 at March 31, 2011 and E212 at December 31, 2010		59		76
License contract, net of accumulated amortization of E385 at March 31, 2011 and E337 at December 31, 2010		2,309		2,357
In-process research and development		2,266		2,266
Goodwill		6,671		6,671

	E	12,285	E	13,311

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	E	1,204	E	1,340
Taxes and social costs payable		2		26
Current portion of notes payable to related parties, net of unamortized debt discount of E300 at March 31, 2011 and E600 at December 31, 2010		4,226		3,872

Total current liabilities		5,432		5,238

Convertible notes payable to related parties, less current portion		23,935		23,510
Convertible note payable — other		2,749		2,718
Acquisition-related contingent consideration		3,212		3,212

Total liabilities		35,328		34,678

Shareholders’ Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; Issued 213,963,166 at March 31, 2011 and December 31, 2010		1,888		1,888
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		—		—
Additional paid-in capital		29,631		29,602
Deficit accumulated during the development stage		(55,218)		(53,518)
Accumulated other comprehensive income		656		661

		(23,043)		(21,367)

	E	12,285	E	13,311

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	MARCH 31, 2011		MARCH 31, 2010		DEVELOPMENT STAGE
Revenue
Sales	E	37	E	38	E	547
Interest		1		1		40
Gain on extinguishment of debt		—		—		774
Gain on sales of equipment		1		—		69
Government grants		—		—		82

		39		39		1,512

Expenses
Research and development		440		538		24,189
General and administrative		416		693		21,741
Bank fee		1		—		939
Induced conversion cost		—		—		807
Interest		819		591		7,687
Change in the fair value of acquisition-related contingent consideration		—		183		(338)
Goodwill impairment		—		—		209
Depreciation		14		19		741
Amortization of intangibles		48		48		385
Directors’ fees		5		5		341
Other		(8)		1		3

		1,735		2,078		56,704

Loss before income tax provision		(1,696)		(2,039)		(55,192)
Income tax provision		(4)		—		(26)

Net loss		(1,700)		(2,039)		(55,218)
Other comprehensive income (loss) Foreign currency translation adjustment		(5)		(4)		656

Comprehensive loss	E	(1,705)	E	(2,043)	E	(54,562)

Basic and diluted loss per share	E	(0.01)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)(UNAUDITED)
For the Period from May 2, 1990 (Inception) to March 31, 2011
(In Thousands of Euros)

										Accumulated
										Other
							Deficit			Comprehensive
							Accumulated			Income — Foreign
					Additional		During the			Currency
	Date of	Number of	Par		Paid-in		Development			Translation
	Transaction	Shares	Value		Capital		Stage			Adjustment	Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	—	E	—	E	—	E	119
Net losses to December 31, 1999		—		—		—		(376)		—		(376)
Balance at December 31, 1999		33,311,361		119		—		(376)		—		(257)

Bank fee		—		—		806		—		—		806
Net loss for the year		—		—		—		(1,314)		—		(1,314)

Balance at December 31, 2000		33,311,361		119		806		(1,690)		—		(765)

Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		—		—		—
Issuance of stock purchase warrants in connection with credit facility	March 2001	—		—		210		—		—		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		—		—		—
Issuance of shares for bank fee	June 2001	225,144		3		(3)		—		—		—
Issuance of shares for cash	June 2001	1,333,333		15		2,109		—		—		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		—		—		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		—		—		600
Net loss for the year		—		—		—		(1,848)		—		(1,848)
Translation adjustment		—		—		—		—		100		100

Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Exercise of stock options	March 2002	10,000	—	8	—	—	8
Issuance of stock purchase warrants for bank fee	June 2002	—	—	63	—	—	63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567	16	396	—	—	412
Issuance of remaining shares from 2001 business combination	August 2002	46,976	1	(1)	—	—	—
Net loss for the year		—	—	—	(3,622)	—	(3,622)
Translation adjustment		—	—	—	—	97	97

Balance at December 31, 2002		50,944,505	579	4,035	(7,160)	197	(2,349)

Issuance of shares for services	September 2003	400,000	4	29	—	—	33
Shares retired	October 2003	(51)	—	—	—	—	—
Issuance of shares for services	November 2003	1,500,000	12	100	—	—	112
Issuance of shares for cash	December 2003	1,500,000	12	113	—	—	125
Issuance of stock purchase warrants for financing fee	December 2003	—	—	12	—	—	12
Net loss for the year		—	—	—	(2,786)	—	(2,786)
Translation adjustment		—	—	—	—	453	453

Balance at December 31, 2003		54,344,454	607	4,289	(9,946)	650	(4,400)

Issuance of shares for services	January 2004	550,000	5	27	—	—	32
Issuance of shares for cash	January 2004	2,000,000	17	150	—	—	167
Issuance of stock purchase warrants for financing fee	January 2004	—	—	40	—	—	40
Issuance of shares for cash	February 2004	2,500,000	21	187	—	—	208
Issuance of stock purchase warrants for financing fee	February 2004	—	—	62	—	—	62
Issuance of shares for services	April 2004	120,000	1	11	—	—	12
Issuance of shares for bank fee	May 2004	500,000	4	62	—	—	66
Issuance of shares for cash	May 2004	2,000,000	16	148	—	—	164
Issuance of shares for services	August 2004	250,000	2	26	—	—	28
Issuance of shares for cash	August 2004	1,466,667	12	128	—	—	140
Issuance of stock purchase warrants for financing fee	August 2004	—	—	46	—	—	46
Issuance of shares for services	September 2004	520,000	4	29	—	—	33
Issuance of shares for cash	September 2004	50,000	—	4	—	—	4
Issuance of shares for services	October 2004	2,106,743	16	132	—	—	148
Issuance of shares for services	November 2004	2,000,000	15	177	—	—	192
Issuance of shares for cash	November 2004	40,000	—	4	—	—	4
Net loss for the year		—	—	—	(2,202)	—	(2,202)
Translation adjustment		—	—	—	—	191	191

Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)

						Accumulated
						Other
					Deficit	Comprehensive
					Accumulated	Income — Foreign
				Additional	During the	Currency
	Date of	Number of	Par	Paid-in	Development	Translation
	Transaction	Shares	Value	Capital	Stage	Adjustment	Total
Issuance of shares for services	January 2005	500,000	4	83	—	—	87
Issuance of shares for services	March 2005	200,000	2	33	—	—	35
Issuance of shares for services	March 2005	1,500,000	11	247	—	—	258
Issuance of shares for services	April 2005	60,000	1	10	—	—	11
Issuance of shares for cash	May 2005	52,000	—	5	—	—	5
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	50,000	—	3	—	—	3
Issuance of shares for cash	June 2005	343,500	3	14	—	—	17
Issuance of shares for cash	June 2005	83,300	1	3	—	—	4
Issuance of shares for cash	June 2005	100,000	1	4	—	—	5
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	July 2005	144,516	1	6	—	—	7
Issuance of shares for cash	August 2005	206,452	2	8	—	—	10
Issuance of shares for cash	August 2005	50,000	—	2	—	—	2
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	500,000	4	8	—	—	12
Issuance of shares for services	September 2005	300,000	3	5	—	—	8
Issuance of shares for services	September 2005	68,000	1	1	—	—	2
Issuance of shares for services	September 2005	173,200	1	3	—	—	4
Issuance of shares for cash	October 2005	87,459	1	2	—	—	3
Issuance of shares for services	October 2005	185,000	2	6	—	—	8
Issuance of shares for cash	October 2005	174,918	1	5	—	—	6
Issuance of shares for cash	October 2005	116,612	1	3	—	—	4
Issuance of shares for cash	November 2005	116,611	1	3	—	—	4
Issuance of shares for cash	November 2005	390,667	3	3	—	—	6
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	20,000	—	—	—	—	—
Issuance of shares for services	November 2005	500,000	5	9	—	—	14
Issuance of shares for services	December 2005	140,000	2	2	—	—	4
Issuance of shares for cash	December 2005	390,667	3	3	—	—	6
Issuance of shares for cash	December 2005	390,666	3	3	—	—	6
Issuance of shares for cash	December 2005	6,000,000	50	200	—	—	250
Net loss for the year		—	—	—	(1,939)	—	(1,939)
Translation adjustment		—	—	—	—	(98)	(98)

Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,500,000	21	31	—	—	52
Issuance of shares for cash	January 2006	4,000,000	33	132	—	—	165
Issuance of shares for services	January 2006	100,000	1	2	—	—	3
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for cash	March 2006	2,500,000	21	62	—	—	83
Issuance of shares for cash	March 2006	250,000	2	6	—	—	8
Issuance of shares for cash	March 2006	1,500,000	12	38	—	—	50
Issuance of shares for services	April 2006	100,000	1	4	—	—	5
Issuance of shares for cash	May 2006	300,000	2	3	—	—	5
Issuance of shares for cash	May 2006	300,000	3	7	—	—	10
Issuance of shares for cash	May 2006	2,350,000	18	82	—	—	100
Debt Conversion — non cash	May 2006	1,000,000	8	31	—	—	39
Issuance of shares for cash	June 2006	2,600,000	20	80	—	—	100
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	1,000,000	8	72	—	—	80
Debt Conversion — non cash	July 2006	500,000	4	36	—	—	40
Issuance of shares for services	November 2006	300,000	2	4	—	—	6
Issuance of shares for cash	November 2006	1,300,000	10	90	—	—	100
Issuance of shares for cash	November 2006	1,280,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	1,320,000	10	90	—	—	100
Issuance of shares for cash	December 2006	330,000	3	22	—	—	25
Net loss for the year		—	—	—	(1,585)	—	(1,585)
Translation adjustment		—	—	—	—	4	4

Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

Issuance of shares for cash	January 2007	650,000	5	45	—	—	50
Issuance of shares for services	January 2007	300,000	2	6	—	—	8
Issuance of shares for services	January 2007	200,000	2	4	—	—	6
Issuance of shares for services	January 2007	250,000	2	5	—	—	7
Issuance of shares for services	February 2007	250,000	2	5	—	—	7
Issuance of shares for cash	February 2007	1,420,000	11	99	—	—	110
Issuance of shares for cash	February 2007	325,000	2	22	—	—	24
Issuance of shares for cash	March 2007	650,000	5	45	—	—	50
Issuance of shares for cash	March 2007	8,712,000	115	875	—	—	990
Debt Conversion — non cash	March 2007	12,500,000	94	2,505	—	—	2,599
Issuance of shares for services	April 2007	100,000	1	13	—	—	14
Issuance of shares for services	April 2007	200,000	1	25	—	—	26
Issuance of shares for services	April 2007	1,000,000	7	67	—	—	74
Issuance of shares for cash	May 2007	1,000,000	7	140	—	—	147
Issuance of shares for cash	May 2007	750,000	6	105	—	—	111
Debt Cancellation — non cash	May 2007	—	—	242	—	—	242
Debt Conversion — non cash	June 2007	9,469,000	70	891	—	—	961
Issuance of shares for cash	June 2007	5,393,000	40	760	—	—	800
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for services	June 2007	261,250	2	25	—	—	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	—	—	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	—	—	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	—	—	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	—	—	807
Issuance of shares for services	June 2007	135,000	1	12	—	—	13
Issuance of shares for cash	June 2007	2,250,000	17	12	—	—	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	—	—	1,250
Issuance of shares for cash	August 2007	933,333	7	193	—	—	200
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	1,000,000	7	66	—	—	73
Issuance of shares for services	August 2007	100,000	1	7	—	—	8
Issuance of shares for services	September 2007	300,000	2	21	—	—	23
Issuance of shares for cash	September 2007	1,666,667	12	344	—	—	356
Cancellation of shares for collateral	September 2007	(2,000,000)	—	—	—	—	—
Issuance of shares for cash	October 2007	2,350,000	17	483	—	—	500
Issuance of shares for cash	November 2007	2,966,666	21	623	—	—	644
Issuance of shares for services	December 2007	500,000	3	48	—	—	51
Net loss for the year		—	—	—	(9,294)	—	(9,294)
Translation adjustment		—	—	—	—	(75)	(75)

Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

									Accumulated
									Other
								Deficit	Comprehensive
								Accumulated	Income — Foreign
					Additional			During the	Currency
	Date of	Number of	Par		Paid-in			Development	Translation
	Transaction	Shares	Value		Capital			Stage	Adjustment		Total
Issuance of shares for services	January 2008	800,000		6		79		—		—		85
Issuance of shares for services	January 2008	200,000		1		20		—		—		21
Issuance of shares for cash	February 2008	1,000,000		7		326		—		—		333
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for services	March 2008	500,000		3		73		—		—		76
Issuance of shares for cash	June 2008	300,000		2		94		—		—		96
Issuance of shares for cash	June 2008	1,300,000		8		492		—		—		500
Issuance of shares for services	July 2008	2,000,000		13		239		—		—		252
Issuance of shares for services	August 2008	250,000		2		39		—		—		41
Issuance of shares for cash	December 2008	1,000,000		7		319		—		—		326
Net loss for the year		—		—		—		(6,938)		—		(6,938)
Translation adjustment		—		—		—		—		13		13

Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		—		—		38
Issuance of stock options for acquisition	April 2009	—		—		601		—		—		601
Issuance of shares for services	May 2009	250,000		1		27		—		—		28
Issuance of shares for services	September 2009	250,000		2		21		—		—		23
Net loss for the year		—		—		—		(10,186)		—		(10,186)
Translation adjustment		—		—		—		—		(4)		(4)

Balance at December 31, 2009		196,063,630		1,754		20,840		(42,090)		681		(18,815)

Issuance of shares for services	March 2010	200,000		2		18		—		—		20
Issuance of warrant with debt	July 2010	—		—		1,200		—		—		1,200
Induced conversion cost	September 2010	—		—		807		—		—		807
Warrant modification cost	September 2010	—		—		484		—		—		484
Issuance of shares for services	September 2010	1,550,000		12		147		—		—		159
Issuance of shares on conversion of debt	September 2010	16,149,536		120		5,868		—		—		5,988
Stock compensation expense — options		—		—		238		—		—		238
Net loss for the year		—		—		—		(11,428)		—		(11,428)
Translation adjustment		—		—		—		—		(20)		(20)

Balance at December 31, 2010		213,963,166	E	1,888	E	29,602	E	(53,518)	E	661	E	(21,367)

Stock compensation expense — options		—		—		29		—		—		29
Net loss for the period		—		—		—		(1,700)		—		(1,700)
Translation adjustment		—		—		—		—		(5)		(5)

Balance at March 31, 2011		213,963,166	E	1,888	E	29,631	E	(55,218)	E	656	E	(23,043)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE
	MARCH 31, 2011		MARCH 31, 2010		DEVELOPMENT STAGE
Cash Flow from Operating Activities
Net loss	E	(1,700)	E	(2,039)	E	(55,218)
Adjustments to reconcile net loss to net cash used in operating activities Change in the fair value of acquisition-related contingent consideration		—		183		(338)
Depreciation		14		19		741
Amortization of intangibles		48		48		385
Goodwill impairment		—		—		209
Fees paid in warrants		—		—		223
Gain on sales of equipment		(1)		—		(69)
Gain on extinguishment of debt		—		—		(774)
Services and fee paid in common stock		—		20		5,403
Stock compensation expense — options		29		—		269
Amortization of debt discount		300		—		1,110
Induced conversion cost		—		—		807
Warrant modification cost		—		—		484
Changes in operating assets and liabilities, Receivables		(122)		(258)		(152)
Accounts payable and payable to officers and employees		(136)		(330)		1,785
Taxes and social costs payable		(24)		(27)		2
Other		(3)		3		12

Net cash used in operating activities		(1,595)		(2,381)		(45,121)

Cash Flows from Investing Activities
Patents and other		—		—		(393)
Proceeds from sale of equipment		4		—		141
Purchase of property and equipment		—		5		(253)
Acquisition of subsidiary, net of cash acquired of E58		—		—		(4,942)
Cash acquired in reverse purchase		—		—		13

Net cash provided by (used in) investing activities		4		5		(5,434)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		—		—		11,630
Borrowing from shareholders		—		—		972
Increase in notes payable and other short-term advances		510		591		39,642
Decrease in notes payable and other short-term advances		—		—		(1,490)
Loan fees		—		—		(130)

Net cash provided by financing activities		510		591		50,624

Effect on foreign exchange rate on cash		(5)		(4)		656

Net change in cash		(1,086)		(1,789)		725

Cash, beginning of period		1,811		2,959		—

Cash, end of period	E	725	E	1,170	E	725

     The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)
Note 1. The Company and Summary of Significant Accounting Policies
BASIS OF PRESENTATION
     The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.
     The accompanying interim period consolidated financial statements of Mymetics Corporation (the “Company”) set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2010.
     The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2011 were of a normal and recurring nature.
     The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Respiratory Syncytial Virus (RSV) for elderly which is at the end of pre-clinical stage (ii) Herpes Simplex which is at the pre-clinical stage, and (iii)influenza for elderly which is at clinical trial Phase II and is being developed in collaboration with Solvay Pharmaceuticals (now Abbott Laboratories). The Company has established a network of partners and sub-contractors to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.
     These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2011, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.
     These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E55,218 at March 31, 2011. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company’s research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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
CASH
     Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three months ended March 31, 2011 and 2010, respectively.
REVENUE RECOGNITION
     Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.
Grant revenue is recognized when the associated costs are incurred.
RECEIVABLES
     Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowance at March 31, 2011 and at December 31, 2010 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.
PROPERTY AND EQUIPMENT
     Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.
LICENSE CONTRACT
     The license contract was acquired as part of the acquisition of Bestewil. It is amortized over 14 years on a straight-line basis.
IN-PROCESS RESEARCH AND DEVELOPMENT
     In-process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
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

     The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2011 or at December 31, 2010. The Company’s United States tax returns are open to audit for the years ended December 31, 2007 to 2010. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2010. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2010. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2010.
EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. The weighted average number of shares (including shares issuable) was 213,963,166 and 196,161,408 for the three months ended March 31, 2011 and 2010, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the period ended March 31, 2011, the total potential number of shares issuable of 140,082,223 includes potential issuable shares related to warrants, options, and convertible loans. For the quarter ended March 31, 2010, the total potential number of shares issuable of 103,067,923 includes 83,406,973 potential issuable shares related to convertible loans, 19,218,450 potential issuable shares related to warrants, and 442,500 potential issuable shares related to outstanding options granted to employees.
PREFERRED STOCK
     The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2011.
STOCK-BASED COMPENSATION
     Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.
     The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued in the three months ended March 31, 2011. 200,000 shares were issued to individuals as fee for services rendered in the three months ended March 31, 2010.
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
FAIR VALUES OF FINANCIAL INSTRUMENTS
     The Company generally has the following financial instruments: cash, employee receivables, other receivables, accounts payable, taxes and social costs payable, acquisition-related contingent consideration and notes payable. The carrying value of cash, employee receivables, other receivables, accounts payable, and taxes and social costs payable approximate their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Due to the unique nature of the notes payable, management believes it is not practicable to estimate the fair value of these instruments.
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
RELATED PARTY TRANSACTIONS
The Company’s general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel’s law firm during the three months ended March 31, 2011, totaling E16. The professional fees incurred by the Company to the counsel’s law firm during the three months ended March 31, 2010, totaled E65.
COMMITMENTS
     As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013. The third milestone payment of E200 is due on December 23, 2011.
NEW ACCOUNTING PRONOUNCEMENTS
     No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Intangible Assets
Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266

Definite-lived intangibles:
License contract	E	2,694	E	2,694
Less accumulated amortization		(385)		(337)

		2,309		2,357

Other intangibles, net	E	4,575	E	4,623

Amortization of intangibles amounting to E48 has been recorded during each of the three months ended March 31, 2011 and 2010, respectively.
Note 3. Acquisition-Related Contingent Consideration
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
Remaining contingent consideration to be paid under the Share Purchase Agreement includes:
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
     The fair value of the contractual obligations to pay the contingent consideration is determined based on a risk-adjusted, discounted cash flow approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant cash flows are discounted using a discount rate of 25%, which the Company believes is appropriate and is representative of a market participant assumption.
     As of March 31, 2011, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.

     The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending March 31, 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	2011		2010
Balance at January 1	E	3,212	E	1,936
Change in fair value recorded in earnings		—		183

Balance at March 31	E	3,212	E	2,119

     During the three month period ending March 31, 2011, the fair value of the acquisition-related contingent consideration did not change.
Note 4. Debt Financing
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
     In addition to purchasing shares, certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), which have a total carrying value of E28,161 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

     The details of the convertible notes, loans and contingent liabilities are as follows at March 31, 2011:

								Fixed
								EUR/USD
				Dura-	Inter-	Conversion		Rate for
	1st-Issue	Principal		tion	est	Price		Conversion
Lender	Date	Amount		(Note)	Rate	(stated)		Price
Round Enterprises Ltd.	06/29/2010	E	2,200	(5)	5% pa	None
Round Enterprises Ltd.	09/30/2010	E	1,100	(8)	5% pa	None
Round Enterprises Ltd.	12/17/2010	E	1,100	(9)	5% pa	None

Total Short Term Principal Amounts		E	4,400
Accrued Interest		E	126

Total Short Term Notes from Related Parties		E	4,526

Unamortized debt discount		E	(300)	(10)

Net Short Term Notes from Related Parties, net of unamortized debt discount		E	4,226

Eardley Holding A.G. (1)	06/23/2006	E	135	(2)	10% pa	US$	0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	US$	0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	US$	0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	US$	0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	US$	0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	US$	0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	US$	0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	US$	0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	US$	0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	US$	0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	US$	0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	US$	0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	US$	0.25	1.4338

Total Long Term Principal Amounts		E	19,835
Accrued Interest		E	4,100

Total Long Term Convertible Notes to Related Parties		E	23,935
Total Convertible Notes to Related Parties, net of unamortized debt discount		E	28,161

Norwood Secured Loan	04/03/2009	E	2,500	(6)	5%pa	US$	0.50	1.2812

Total Principal Amount		E	2,500
Accrued Interest		E	249

Total Convertible Note Payable — other		E	2,749

Norwood Contingent Liability		E	3,212	(7)

TOTAL LOANS, NOTES, AND CONTINGENT LIABILITY		E	34,122

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190,000.

(2)	The earlier of: (i) the date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5)	The earlier of (i) June 30, 2011 or (ii) upon an event of default. The term of the loan agreement started on July 1, 2010.

(6)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of 36 months after the closing date and bearing interest at 5% per annum. The note is secured against 1/3rd of Bestewil common stock.

(7)	Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(8)	The earlier of (i) September 30, 2011 or (ii) upon an event of default.

(9)	The earlier of (i) December 16, 2011 or (ii) upon an event of default.

(10)	On July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US$0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013. This warrant has been accounted for by taking its proportional fair value, which was calculated by the Black Scholes methodology using a hundred forty percent historical volatility, a three year expected term, a zero percent dividend yield and a three percent risk free rate. This proportional fair value was accounted for as a debt discount on the E2,200 loan issued on the same date and amortizing that discount over 12 months as interest expense.
Note 5. Equity Financing
The Company relied on its existing high net worth shareholders until the end of 2010. Collaboration is ongoing with a reputable private financial organization in order to create further equity investment by private placement to meet the Company’s expenses during the next nine months and beyond.
On February 4, 2010, Mymetics engaged a US based investment bank to lead the effort of raising approximately €35 million in a private placement to meet Mymetics’ capital requirements for continued development of its vaccine pipeline.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2011 and 2010 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 and related notes and the description of the Company’s business and properties included elsewhere herein.
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
     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our annual report on Form 10-K for the year ended December 31, 2010 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2010.
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
     Revenue was E39 for the three months ended March 31, 2011, of which E37 relates to licensing agreements, and E39 for the three months ended March 31, 2010, of which E38 relates to licensing agreements. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).
     Costs and expenses decreased to E1,735 for the three months ended March 31, 2011 from E2,078 (-16.5%) for the three months ended March 31, 2010.
     Research and development expenses decreased to E440 in the current period from E538 (-18.2%) in the comparative period of 2010. The decrease of R&D is mainly related to no cost for the malaria vaccine.
     General and administrative expenses decreased to E416 in the three months ended March 31, 2011 from E693 (40.0%) in the comparative period of 2010. This was mainly due to a reduction in legal and investor relation costs incurred in the period ended March 31, 2010 related to the issuance of 3rd party contracts and start up costs for a fund raising program, respectively.
     Interest expense increased to E819 for the three months ended March 31, 2011 from E591 for the three months ended March 31, 2010. This was mainly related to the E300 amortization charge of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010, while direct interest charges on notes payable was lower due to the conversion of a short term note payable into shares of common stock in September 2010.
     No adjustment of fair value of acquisition-related contingent consideration was required during the three months ended March 31, 2011.
     The Company reported a net loss of E1,700, or E0.01 per share, for the three months ended March 31, 2011, compared to a net loss of E2,039, or E0.01 per share, for the three months ended March 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
     We had cash of E725 at March 31, 2011 compared to E1,811 at December 31, 2010.
     We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.
     As of March 31, 2011, we had an accumulated deficit of approximately E55 million, and we incurred losses of E1,700 in the three month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.
     Net cash used in operating activities was (E1,595) for the three month period ended March 31, 2011, compared to (E2,381) for the period ended March 31, 2010.
     Investing activities provided cash of E4 during the three months ended March 31, 2011 due to proceeds from the sale of equipment, as compared to E5 during the three months ended March 31, 2010.
     Financing activities provided cash of E510 and E591 for the periods ended March 31, 2011 and 2010, respectively.
     Salaries and related payroll costs represent gross salaries for our four directors and five employees. Under Executive Employment Agreements with our CFO and CSO, and a consulting contract with our CEO, we pay our executive officers a combined amount of E57 per month. This is exclusive of our contracts for the consulting services of Professor Marc Girard and Mr. Christian Rochet who is currently employed by the Company as Senior Advisor to the President.
     Mr. Jacques-François Martin is President and Chief Executive Officer of Mymetics Corporation and Mr. Ronald Kempers is Chief Financial Officer and Chief Operating Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll two assistants to our CFO and CSO, respectively, as well as one employee performing various administrative services on our behalf. Mymetics BV has one full time director (CSO) plus two full-time assistants. As of March 31, 2011, our Luxembourg affiliate had no employees.
     The ten member Scientific Advisory Board (SAB) created in 2009, is made up of emminent intellectuals from around the world with expertise related to the Company’s products as follows:-
     Chairman of the Scientific Advisory Board — Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).
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
     Monthly fixed and recurring expenses for “Property leases” of E18 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E10 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (400 square meters), and E4 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 100 square meters. The lease related to the office located at 14, rue de la Colombiere in Nyon (Switzerland) (100 square meters) has been cancelled as of end of February 2011.
     Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.
     Cumulative interest expense of E4,475 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in note 4).
     We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV, Respiratory Syncytial Virus and Herpes Simplex vaccines, while also further developing the R&D at Mymetics BV (Leiden) and Mymetics Corporation (Epalinges). Additional funding requirements during the next 12 months will arise as we continue to develop the pipeline of vaccines and move forward in our clinical trials. We expect that funding for the cost of any clinical trials will be available either from debt or equity financings, donors and/or potential pharmaceutical partners before we commence the human trials.
     In the past we have financed our research and development activities primarily through debt and equity financings from various parties.
     We anticipate our operations will require approximately E6 million until December 31, 2011. To allow the Company to achieve our business plan, we have engaged Gilford Securities to raise on a best efforts basis through its selling group up to US$60,000,000 through the sale of convertible Series A Preferred Stock which has to be authorized by our shareholders through an amendment to our certificate of incorporation. Under the terms of the letter of engagement with Gilford Securities dated February 4, 2010, we will (i) pay a cash fee of 8% of the purchase price of the Series A Preferred Stock sold by Gilford Securities, not including up to US$15,000,000 that we are allowed to sell to investors which are not introduced by Gilford Securities, (ii) register the shares of our common stock underlying the Series A Preferred Stock within three months of selling a minimum of US$40,000,000 of Series A Preferred Stock. The proposed Series A Preferred Stock is nonvoting, convertible into shares of our common stock at a price of US$.50 per share, preferred as to liquidation only and will not pay any dividend. We will continue to seek to raise the required capital from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.
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
     We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue the development for our HIV and RSV vaccine in 2011. In accordance with our past strategy, we intend to subcontract such work to “best of class” research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.
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
REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     To address the findings of the Company’s subsequent analysis of Form 10-Q for the quarter ended September 30, 2010, which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to a reduction in the conversion price of shareholder debt and adjustments to the terms of a stock option, that should have been recorded as expenses, the Company agreed to rely on a professional and qualified consultant during the fiscal year 2011 for complex transactions. While management believes that this corrective action, taken during the first quarter of fiscal 2011, has mitigated the material weakness described above as of the end of the period covered by this report, testing of the effectiveness has not yet been completed.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     During the period ended March 31, 2011, the new CFO in place has implemented a process to remediate the material weakness in internal control over financial reporting by engaging a qualified consultant to aid the Company in the preparation, analysis, documentation and review of its complex transactions. While management believes that this action taken during the period of this report, corrected the material weakness in the Company’s internal control over financial reporting as described herein, testing of the effectiveness has not yet been completed.
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

Dated: May 12, 2011	MYMETICS CORPORATION
	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer

	By:	/s/ Sylvain Fleury
Chief Scientific Officer

	By:	/s/ Ernest Stern
Director