Form 10-Q
period 2011-06-30
MYMETICS CORP
filed 2011-08-15
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
(the registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐

Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2011
Common Stock, $0.01 par value	255,505,888

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	June 30,		December 31,
	2011		2010
ASSETS
Current Assets
Cash	E	339	E	1,811
Receivable officer		--		13
Receivable other		36		87
Prepaid expenses		50		30
Total current assets		425		1,941
Property and equipment, net of accumulated depreciation of E241 at June 30, 2011 and E212 at December 31, 2010		47		76
License contract, net of accumulated amortization of E433 at June 30, 2011 and E337 at December 31, 2010		2,261		2,357
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,670	E	13,311
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,299	E	1,340
Taxes and social costs payable		1		26
Current portion of notes payable to related parties, net of unamortized debt discount of NIL at June 30, 2011 and E600 at December 31, 2010		4,581		3,872
Total current liabilities		5,881		5,238
Convertible notes payable to related parties, less current portion		24,373		23,510
Convertible note payable – other		2,780		2,718
Acquisition-related contingent consideration		6,227		3,212
Total liabilities		39,261		34,678
Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized;Issued 213,963,166 at June 30, 2011and December 31, 2010		1,888		1,888
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized;none issued or outstanding		--		--
Additional paid-in capital		29,658		29,602
Deficit accumulated during the development stage		(59,797)		(53,518)
Accumulated other comprehensive income		660		661
		(27,591)		(21,367)
	E	E 11,670	E	E 13,311

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE MONTHS ENDED JUNE 30, 2011		FOR THE THREE MONTHS ENDED JUNE 30, 2010		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE

Revenue
Sales	E	38	E	37	E	585
Interest		--		1		40
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		82
		38		38		1,550
Expenses
Research and development		309		723		24,498
General and administrative		406		680		22,147
Bank fee		1		1		940
Induced conversion cost		--		--		807
Interest		829		631		8,516
Change in the fair value of acquisition-related contingent consideration		3,015		--		2,677
Goodwill impairment		--		--		209
Depreciation		13		20		754
Amortization of intangibles		48		48		433
Directors' fees		5		5		346
Other		(5)		--		(2)
		4,621		2,108		61,325
Loss before income tax provision		(4,583)		(2,070)		(59,775)
Income tax benefit (provision)		4		--		(22)
Net loss		(4,579)		(2,070)		(59,797)
Other comprehensive income (loss)
Foreign currency translation adjustment		4		(13)		660
Comprehensive loss	E	(4,575)	E	(2,083)	E	(59,137)
Basic and diluted loss per share	E	(0.02)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE SIX MONTHS ENDED JUNE 30, 2011		FOR THE SIX MONTHS ENDED JUNE 30, 2010		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE

Revenue
Sales	E	75	E	75	E	585
Interest		1		2		40
Gain on extinguishment of debt		-		-		774
Gain on sales of equipment		1		-		69
Government grants		-		-		82
		77		77		1,550
Expenses
Research and development		749		1,261		24,498
General and administrative		822		1,373		22,147
Bank fee		2		1		940
Induced conversion cost		-		-		807
Interest		1,648		1,222		8,516
Change in the fair value of acquisition-related contingent consideration		3,015		183		2,677
Goodwill impairment		-		-		209
Depreciation		27		39		754
Amortization of intangibles		96		96		433
Directors' fees		10		10		346
Other		(13)		1		(2)
		6,356		4,186		61,325
Loss before income tax provision		(6,279)		(4,109)		(59,775)
Income tax provision		-		-		(22)
Net loss		(6,279)		(4,109)		(59,797)
Other comprehensive income (loss)
Foreign currency translation adjustment		(1)		(17)		660
Comprehensive loss	E	(6,280)	E	(4,126)	E	(59,137)
Basic and diluted loss per share	E	(0.03)	E	(0.02)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE SIX MONTHS ENDED JUNE 30, 2011		FOR THE SIX MONTHS ENDED JUNE 30, 2010		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE
Cash Flow from Operating Activities
Net loss	E	(6,279)	E	(4,109)	E	(59,797)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		3,015		183		2,677
Depreciation		27		39		754
Amortization of intangibles		96		96		433
Goodwill impairment		-		-		209
Fees paid in warrants		-		-		223
Gain on sales of equipment		(1)		-		(69)
Gain on extinguishment of debt		-		-		(774)
Services and fee paid in common stock		-		20		5,403
Stock compensation expense – options		55		162		293
Amortization of debt discount		600		-		1,410
Induced conversion cost		-		-		807
Warrant modification cost		-		-		484
Changes in operating assets and liabilities, Receivables		64		(24)		34
Accounts payable and payable to officers and employees		(41)		(50)		1,880
Taxes and social costs payable		(25)		(14)		1
Other		(20)		3		(5)
Net cash used in operating activities		(2,509)		(3,694)		(46,037)
Cash Flows from Investing Activities
Patents and other		-		-		(393)
Proceeds from sale of equipment		4		4		145
Purchase of property and equipment		-		-		(255)
Acquisition of subsidiary, net of cash acquired of E58		-		-		(4,942)
Cash acquired in reverse purchase		-		-		13
Net cash provided by (used in) investing activities		4		4		(5,432)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		-		--		11,630
Borrowing from shareholders		-		--		972
Increase in notes payable and other short-term advances		1,034		3,421		40,166
Decrease in notes payable and other short-term advances		-		-		(1,490)
Loan fees		-		-		(130)
Net cash provided by financing activities		1,034		3,421		51,148
Effect on foreign exchange rate on cash		(1)		(17)		660
Net change in cash		(1,472)		(286)		339
Cash, beginning of period		1,811		2,959		-
Cash, end of period	E	339	E	2,673	E	339

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2011 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Respiratory Syncytial Virus (RSV)  which is at the end of pre-clinical stage (ii) Herpes Simplex which is at the pre-clinical stage, and (iii)intra-nasal influenza which has finished a clinical trial Phase I and is being developed in collaboration with Solvay Pharmaceuticals (now Abbott Laboratories). The Company has established a network of partners and sub-contractors to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2011, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E59,797 at June 30, 2011. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

CASH

Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three or six months ended June 30, 2011 and 2010, respectively.

REVENUE RECOGNITION

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowance at June 30, 2011 and at December 31, 2010 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has contracted with a consulting firm to carry out the impairment testing as of April 1, 2011 of its IPR&D assets related to RSV and HSV. No impairment loss was  necessary based on the testing performed.

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

The Company has contracted with a consulting firm to carry out the impairment testing as of April 1, 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2011 or at December 31, 2010.  The Company’s United States tax returns are open to audit for the years ended December 31, 2007 to 2010. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2010. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2010. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2010.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. The weighted average number of shares was 213,963,166 and 196,263,630 for the three months ended June 30, 2011 and 2010, respectively. The weighted average number of shares was 213,963,166 and 196,212,801 for the six months ended June 30, 2011 and 2010, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the six months ended June 30, 2011, the total potential number of shares issuable of 141,462,843 includes 85,451,893 potential issuable shares related to  convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,792,500 potential issuable shares related to outstanding options granted to employees. For the six months ended June 30, 2010, the total potential number of shares issuable of 106,424,091 includes 84,913,141 potential issuable shares related to convertible loans, 19,218,450 potential issuable shares related to warrants, and 2,292,500 potential issuable shares related to outstanding options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2011.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

    The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued in the six months ended June 30, 2011. 200,000 shares were issued to individuals as fee for services rendered in the six months ended June 30, 2010.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm during the three and six months ended June 30, 2011, totaling E21 and E46, respectively. The professional fees incurred by the Company to the counsel's law firm during the three and six months ended June 30, 2010, totaled E8 and E72, respectively.

COMMITMENTS

As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013. The third milestone payment of E200 is due on December 23, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Intangible Assets

Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010

Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266
Definite-lived intangibles:
License contract	E	2,694	E	2,694
Less accumulated amortization		(433)		(337)
		2,261		2,357
Other intangibles, net	E	4,527	E	4,623

Amortization of intangibles amounting to E96 has been recorded during each of the six months ended June 30, 2011 and 2010, respectively.

Note 3. Acquisition-Related Contingent Consideration

On April 1, 2009, Mymetics and Norwood Immunology Limited (“NIL”) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil.

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

The fair value of the contingent consideration due to NIL according to the achievement of certain milestones and royalties on the vaccines RSV, HSV and Influenza is estimated at E6,227 as of June 30, 2011.

The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending June 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Acquisition-related Contingent Consideration
	As recorded on December 31, 2010		Measurement Adjustment		As adjusted on June 30, 2011

Royalties for RSV	E	329	E	2,854	E	3,183
Royalties for HSV	E	1,923	E	656	E	2,579
Royalties for Influenza Vaccines	E	960	E	(495)	E	465
Total Contingent Consideration	E	3,212	E	E 3,015	E	6,227

During the three and six month period ending June 30, 2011, the fair value of the acquisition-related contingent consideration increased by E3,015.

The fair value recorded as of December 31, 2010 was determined based on a projection period ending in 2023, which corresponds to the lifetime of the underlying patents. This projection period has been extended to 2030 based on management’s revised assessment of the Company’s ability to generate new patents from its research, in the fair value calculation performed as of June 30, 2011. This results in an adjustment of approximately E1,800 to the fair value calculation. The RSV vaccine was planned to be out-licensed after the pre-clinical phase with potential royalties of 2%. As of the date of this report, no out-licensing agreement has been made. Management’s new plan is to bring the RSV vaccine through a Phase I and II, which adds considerable value and changes expected royalties to 10% and therefore increases the liability due to NIL. This change had an additional impact of approximately E1,200 in the fair value calculation.

Note 4. Debt Financing

To date, high net worth investors in Switzerland have purchased restricted common shares at prices which are at a premium to the market price of Mymetics shares, and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission.

In addition to purchasing shares, certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), which have a total carrying value of E28,954 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes, loans and contingent liabilities are as follows at June 30, 2011:

Lender	1st-Issue Date (Note)	Principal Amount		Duration	Interest Rate	Conversion Price(stated)		Fixed EUR/USD Rate for Conversion Price

Round Enterprises Ltd.	06/29/2010	E	2,200	(5)	5% pa	None
Round Enterprises Ltd.	09/30/2010	E	1,100	(8)	5% pa	None
Round Enterprises Ltd.	12/17/2010	E	1,100	(9)	5% pa	None

Total Short Term Principal Amounts		E	4,400
Accrued Interest		E	181
Total Short Term Notes from Related Parties		E	4,581
Eardley Holding A.G. (1)	06/23/2006	E	132	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$	US 0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$	US 0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$	US 0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$	US 0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1.4338
Total Long Term Principal Amounts		E	19,832
Accrued Interest		E	4,541
Total Long Term Convertible Notes to Related Parties		E	24,373
Total Convertible Notes to Related Parties		E	28,954
Norwood Secured Loan	04/03/2009	E	2,500	(6)	5% pa	$	US 0.50	1.2812
Total Principal Amount		E	2,500
Accrued Interest		E	280
Total Convertible Note Payable - other		E	2,780
Norwood Contingent Liability		E	6,227	(7)
TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	37,961

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

(5) The loan has expired on June 30, 2011. A subsequent agreement has been made to convert the loan, including the accrued interest as of July 31, 2011, into 41,542,722 shares at a conversion price of $0.08 per share.

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

Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until the end of 2010. The Company is in discussions with certain potential investors and lenders to meet the Company’s expenses during the next six months and beyond.

On February 4, 2010, Mymetics engaged a US based investment bank to lead the effort of raising approximately $40 million in a private placement from targeted financial institutions to meet Mymetics' capital requirements for continued development of its vaccine pipeline.

Note 6. Subsequent Events

On August 5, 2011, an agreement was made with Round Enterprises to convert the loan of E2.2 million including the accrued interest that has matured on June 30, 2011, into 41,542,722 shares at a conversion price of $0.08 per share.

On August 4, 2011, two new bridge loans of $1.2 million and $300,000, both bearing an interest rate of 10%, were issued to Round Enterprises Ltd. and Eardley Holding A.G., respectively. Both loans have a maturity date of January 31, 2012 and can be converted into common shares when an equity investment round, of at least $20 million, closes. The conversion rate would equal 90% of the price per share paid by the equity investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2011 and 2010 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2010 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue was E38 for the three months ended June 30, 2011, of which E37 relates to licensing agreements, and E37 for the three months ended June 30, 2010, related to licensing agreements. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses increased to E4’621 for the three months ended June 30, 2011 from E2,108 (119.2%) for the three months ended June 30, 2010, mainly due to a change in the acquisition-related contingent consideration.

Research and development expenses decreased to E309 in the current period from E723 (-57.3%) in the comparative period of 2010. The decrease of R&D was mainly related to efforts of the Company to reduce expenses until it secures additional equity financing to allow it to enter into the clinical trials for its HIV and RSV vaccines.

General and administrative expenses decreased to E406 in the three months ended June 30, 2011 from E680 (-40.3%) in the comparative period of 2010. This was mainly due to a reduction in payroll, legal and investor relation costs incurred in the period ended June 30, 2010 related to the issuance of 3rd party contracts and start up costs for a fund raising program, respectively.

Interest expense increased to E829 for the three months ended June 30, 2011 from E631 for the three months ended June 30, 2010. This was mainly related to the E300 amortization charge of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010, while direct interest charges on notes payable was lower due to the conversion of a short term note payable into shares of common stock in September 2010.

A reassessment of fair value required an E3,015 increase in the acquisition-related contingent consideration liability during the three months ended June 30, 2011 mainly due to higher expected future milestone payments related to the RSV vaccine. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the strategy of Mymetics to out-license after a successful Phase II and start of a Phase III.

The Company reported a net loss of E4,583, or E0.02 per share, for the three  months ended June 30, 2011, compared to a net loss of E2,070, or E0.01 per share, for the three months ended June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue was E77 for both the six months ended June 30, 2011 and 2010, related mainly to licensing agreements. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses increased to E6,356 for the six months ended June 30, 2011 from E4,186 (51.8%) for the six months ended June 30, 2010, mainly due to a change in the acquisition-related contingent consideration.

Research and development expenses decreased to E749 in the current period from E1,261 (40.6%) in the comparative period of 2010. The decrease of R&D was mainly related to efforts of the Company to reduce expenses until it secures additional equity financing to allow it to enter into the clinical trials for its HIV and RSV vaccines.

General and administrative expenses decreased to E822 in the six months ended June 30, 2011 from E1,373 (40.1%) in the comparative period of 2010. This was mainly due to a reduction in, payroll, legal and investor relation costs incurred in the period ended June 30, 2010 related to the issuance of 3rd party contracts and start up costs for a fund raising program, respectively.

Interest expense increased to E1,648 for the six months ended June 30, 2011 from E1,222 for the six months ended June 30, 2010. This was mainly related to the E600 amortization charge of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010, while direct interest charges on notes payable was lower due to the conversion of a short term note payable into shares of common stock in September 2010.

A reassessment of fair value required an E3,015 increase in the acquisition-related contingent consideration liability during the six months ended June 30, 2011 mainly due to higher expected future milestone payments related to the RSV vaccine. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the Company’s strategy to out-license after a successful Phase II and start of a Phase III.

The Company reported a net loss of E6,279, or E0.03 per share, for the six  months ended June 30, 2011, compared to a net loss of E4,109, or E0.02 per share, for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E339 at June 30, 2011 compared to E1,811 at December 31, 2010.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of June 30, 2011, we had an accumulated deficit of approximately E60 million, and we incurred losses of E6,279 in the six month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies and the change in acquisition-related contingent consideration. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E2,509) for the six month period ended June 30, 2011, compared to (E3,694) for the period ended June 30, 2010.

Investing activities provided cash of E4 during the six months ended June 30, 2011 due to proceeds from the sale of equipment, as compared to E4 during the three months ended June 30, 2010.

Financing activities provided cash of E1,034 and E3,421 for the periods ended June 30, 2011 and 2010, respectively.

Salaries and related payroll costs represent gross salaries for our three directors and five employees. Under Executive Employment Agreements with our CFO and CSO, and a consulting contract with our CEO, we pay our executive officers a combined amount of E57 per month. This is exclusive of our contracts for the consulting services of Professor Marc Girard. Mr. Christian Rochet, who was employed by the Company as Senior Advisor to the President, has terminated his contract as of April 30, 2011.

Mr. Jacques-François Martin is President and Chief Executive Officer of Mymetics Corporation and Mr. Ronald Kempers is Chief Financial Officer and Chief Operating Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll two assistants to our CFO and CSO, respectively, as well as one employee performing various administrative services on our behalf. Mymetics BV has one full time director (CSO) plus two full-time assistants. As of June 30, 2011, our Luxembourg affiliate had no employees.

The ten member Scientific Advisory Board (SAB) created in 2009, is made up of emminent intellectuals from around the world with expertise related to the Company’s products as follows:

Chairman of the Scientific Advisory Board - Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).

Vice Chairman of the Scientific Advisory Board - Dr. Marc Girard, has over 20 years of experience in the HIV-1 research field, past Director of the Mérieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).

●	Dr. Morgane Bomsel, Cochin Institute, France
●	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA
●	Dr. Ronald H. Gray, Johns Hopkins University, Baltimore, USA
●	Dr. Malegapuru William Makgoba, University of KwaZulu-Natal, Durban, South Africa
●	Dr. Souleymane Mboup, Cheikh Anta DIOP University, Dakar, Sénégal
●	Dr. Juliana McElrath, University of Washington, Seattle, USA
●	Dr. Odile Puijalon, Pasteur Institute, Paris, France
●	Dr. Caetano Reis e Sousa, Cancer Research UK, London, UK

Monthly fixed and recurring expenses for "Property leases" of E11 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and E7 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 100 square meters. The lease related to the office located at 14, rue de la Colombiere in Nyon (Switzerland) (100 square meters) has been cancelled as of end of February 2011.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of E5,002 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in note 4 to the financial statements).

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

REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

To address the findings of the Company’s subsequent analysis of Form 10-Q for the quarter ended September 30, 2010, which led to the determination of the existence of a material weakness in the Company’s internal control over financial reporting related to a reduction in the conversion price of shareholder debt and adjustments to the terms of a stock option, that should have been recorded as expenses, the Company agreed to rely on a professional and qualified consultant during the fiscal year 2011 for complex transactions. Management believes that a corrective action has been taken during the second quarter of fiscal 2011 that has mitigated and tested the effectiveness of the material weakness described above as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended June 30, 2011, the new CFO in place has implemented a process to remediate the material weakness in internal control over financial reporting by engaging a qualified consultant to aid the Company in the preparation, analysis, documentation and review of its complex transactions. Management believes that a corrective action has been taken during the second quarter of fiscal 2011 that has mitigated and tested the effectiveness of the material weakness described above as of the end of the period covered by this report.

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

Pursuant to our indemnification obligations under Delaware law, our charter and the consulting agreements with Christian Rochet and Ernst Luebke, respectively, we have paid a judgment for €173,000 entered against these two former officers and directors entered in November 2010 in a case styled Luebke Rochet / Serres – ref. 120494.  The lawsuit was brought in the Tribunal de Commerce in Lyon, France, by our former CEO, Dr. Pierre-Francois Serres, who sued Messrs. Rochet and Luebke for an alleged breach of a shareholders agreement in 1998. Mr. Serres brought this case against Messrs. Rochet and Luebke following the dismissal of the case he filed against us for an alleged unlawful termination of Mr. Serres by Messrs. Rochet and Luebke in 2003.  We are appealing the decision.

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

Dated: August 15, 2011	MYMETICS CORPORATION

	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer

	By:	/s/ Sylvain Fleury
Chief Scientific Officer

	By:	/s/ Ernest Stern
Director