Form 10-Q
period 2011-09-30
MYMETICS CORP
filed 2011-11-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2011
Common Stock, $0.01 par value	255,505,888

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	September 30,		December 31,
	2011		2010
ASSETS
Current Assets
Cash	E	639	E	1,811
Receivable officer		--		13
Receivable other		40		87
Prepaid expenses		58		30
Total current assets		737		1,941

Property and equipment, net of accumulated depreciation of E255 at September 30, 2011 and E212 at December 31, 2010		34		76
License contract, net of accumulated amortization of E337 at December 31, 2010		--		2,357
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,708	E	13,311

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,109	E	1,340
Taxes and social costs payable		2		26
Current portion of notes payable to related parties, net of unamortized debt discount of NIL at September 30, 2011 and E600 at December 31, 2010		6,239		3,872
Total current liabilities		7,350		5,238

Convertible notes payable to related parties, less current portion		24,833		23,510
Convertible note payable – other		--		2,718
Acquisition-related contingent consideration		5,795		3,212
Total liabilities		37,978		34,678

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; Issued 255,505,888 at September 30, 2011 and 213,963,166 at December 31, 2010		2,177		1,888
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		31,702		29,602
Deficit accumulated during the development stage		(62,835)		(53,518)
Accumulated other comprehensive income		686		661
		(28,270)		(21,367)
	E	9,708	E	13,311

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011		FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF SEPTEMBER 30, 2011

Revenue
Sales	E	75		38	E	660
Interest		1		1		41
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		34		--		116
		110		39		1,660
Expenses
Research and development		173		978		24,671
General and administrative		522		1,273		22,669
Bank fee		--		--		940
Induced conversion cost		--		807		807
Interest		535		784		9,051
Change in the fair value of acquisition-related contingent consideration		(432)		642		2,245
Goodwill impairment		--		--		209
Depreciation		16		52		770
Amortization of intangibles		48		49		481
Impairment of license contract		2,213		--		2,213
Directors' fees		5		5		351
Other		68		--		66
		3,148		4,590		64,473
Loss before income tax provision		(3,038)		(4,551)		(62,813)
Income tax provision		--		--		(22)
Net loss		(3,038)		(4,551)		(62,83)
Other comprehensive income (loss)
Foreign currency translation adjustment		26		(9)		686
Comprehensive loss	E	(3,012)	E	(4,560)	E	(62,149)
Basic and diluted loss per share	E	E(0.01)	E	(0.02)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011		FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF SEPTEMBER 30, 2011
Revenue
Sales	E	150	E	113	E	660
Interest		2		3		41
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		1		--		69
Government grants		34		--		116
		187		116		1,660
Expenses
Research and development		922		2,239		24,671
General and administrative		1,344		2,646		22,669
Bank fee		2		1		940
Induced conversion cost		--		807		807
Interest		2,183		2,006		9,051
Change in the fair value of acquisition-related contingent consideration		2,583		825		2,245
Goodwill impairment		--		--		209
Depreciation		43		91		770
Amortization of intangibles		144		145		481
Impairment of license contract		2,213		--		2,213
Directors' fees		15		15		351
Other		55		1		66
		9,504		8,776		64,473
Loss before income tax provision		(9,317)		(8,660)		(62,813)
Income tax provision		--		--		(22)
Net loss		(9,317)		(8,660)		(62,835)
Other comprehensive income (loss)
Foreign currency translation adjustment		25		(26)		686
Comprehensive loss	E	(9,292)	E	(8,686)	E	(62,149)
Basic and diluted loss per share	E	(0.04)	E	(0.04)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF SEPTEMBER 30, 2011
Cash Flow from Operating Activities
Net loss	E	(9,317)	E	(8,660)	E	(62,835)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		2,583		825		2,245
Depreciation		43		91		770
Amortization of intangibles		144		145		481
Impairment of license contract		2,213		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		(1)		--		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		179		5,403
Stock compensation expense – options		70		206		308
Amortization of debt discount		600		300		1,410
Induced conversion cost		--		807		807
Warrant modification cost		--		484		484
Changes in operating assets and liabilities,
Receivables		60		(50)		30
Accounts payable		(231)		(110)		1,690
Taxes and social costs payable		(24)		(25)		2
Other		(28)		5		(13)
Net cash used in operating activities		(3,888)		(5,803)		(47,416)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		--		(17)		(251)
Acquisition of subsidiary,net of cash acquired of E58		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash provided by (used in) investing activities		--		(17)		(5,436)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		2,691		5,006		41,823
Decrease in notes payable and other short-term advances		--		--		(1,490)
Loan fees		--		--		(130)
Net cash provided by financing activities		2,691		5,006		52,805

Effect on foreign exchange rate on cash		25		(26)		686

Net change in cash		(1,172)		(840)		639

Cash, beginning of period		1,811		2,959		--

Cash, end of period	E	639	E	2,119	E	639
Supplemental Noncash Financing Activity:
Conversion of note payable and accrued interest to common stock	E	2,319	E	--

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending September 30, 2011 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus until it acquired an ongoing malaria vaccine project from one of its close scientific partners. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Respiratory Syncytial Virus (RSV)  which is at the end of pre-clinical stage (ii) Herpes Simplex which is at the pre-clinical stage, and (iii)intra-nasal influenza which has finished a clinical trial Phase I  in collaboration with Solvay Pharmaceuticals (now Abbott Laboratories). Due to strategic changes and reprioritization efforts at Abbott Laboratories, Mymetics has regained the rights to its intra-nasal influenza vaccine product. Mymetics will now evaluate new strategic partners for this intra-nasal influenza vaccine. The Company has established a network of partners and sub-contractors to further develop its vaccines, including education centers, research centers, pharmaceutical laboratories and biotechnology companies.

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2011, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E62,835 at September 30, 2011. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intra-entity accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

CASH

Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three or nine months ended September 30, 2011 and 2010, respectively.

REVENUE RECOGNITION

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowance at September 30, 2011 and at December 31, 2010 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.

LICENSE CONTRACT

The license contract was acquired as part of the acquisition of Bestewil. It was amortized over 14 years on a straight-line basis until September 2011. The Company has regained access to the rights of the intra-nasal vaccine related to the license contract. As the Company will no longer receive license fees related to the license contract, the license contract has been fully impaired and written off.

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

The Company has contracted with an accounting firm to carry out the impairment testing as of April 1, 2011 of its IPR&D assets related to RSV and HSV. No impairment loss was  necessary based on the testing performed.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property and equipment, and the license contract, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the assets exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. As described above, the license contract has been fully impaired and written off.

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

The Company has contracted with an accounting firm to carry out the impairment testing as of April 1, 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2011 or at December 31, 2010.  The Company’s United States tax returns are open to audit for the years ended December 31, 2007 to 2010. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2010. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2007 to 2010. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2010.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. The weighted average number of shares was 227,058,154 and 201,657,505 for the three months ended September 30, 2011 and 2010, respectively. The weighted average number of shares was 218,376,129 and 198,047,647 for the nine months ended September 30, 2011 and 2010, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the nine months ended September 30, 2011, the total potential number of shares issuable of 173,611,678 includes 117,650,728 potential issuable shares related to  convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,742,500 potential issuable shares related to outstanding options granted to employees. For the nine months ended September 30, 2010, the total potential number of shares issuable of 134,796,337 includes 81,285,387 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 2,292,500 potential issuable shares related to outstanding options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2011.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. 1,750,000 shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2010.

No options were issued in the three and nine months ended September 30, 2011. During the nine month period ending September 30, 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. Incentive stock options were awarded on June 30, 2010, for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 1,850,000 vested immediately and 1,500,000 vest in equal quantities over the next three years. As part of the employment contract with the CFO of Mymetics, 1,000,000 employee incentive stock options were issued during the three months ended September 2010 with an exercise price of USD 0.19 per share, of which 250,000 vested immediately and 750,000 vest in equal quantities over the next three years.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm during the three and nine months ended September 30, 2011, totaling E21 and E67, respectively. The professional fees incurred by the Company to the counsel's law firm during the three and nine months ended September 30, 2010, totaled E28 and E101, respectively.

COMMITMENTS

As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013. The third milestone payment of E200 is due on December 23, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Intangible Assets

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010

Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266

Definite-lived intangibles:
License contract	E	--	E	2,694
Less accumulated amortization		--		(337)

		--		2,357

Other intangibles, net	E	2,266	E	4,623

During the nine months ended September 30, 2011 the license contract has been returned to Mymetics and therefore it has been fully impaired and written off.

Amortization of intangibles amounting to E144 and E145 has been recorded during the nine months ended September 30, 2011 and 2010, respectively.

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

The contingent consideration to be paid under the Share Purchase Agreement includes:

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

The fair value of the contingent consideration due to NIL according to the achievement of certain milestones and royalties on the vaccines RSV, HSV and Influenza is estimated at E5,795 as of September 30, 2011. Due to the termination of the licence contract with Abbott for the influenza patent, the portion of the contingent consideration liability related to influenza is nil as of September 30, 2011.

The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending September 30, 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on December 31, 2010		Measurement Adjustment		As adjusted on September 30, 2011

Royalties for RSV	E	329	E	2,887	E	3,216
Royalties for HSV	E	1,923	E	656	E	2,579
Royalties for Influenza Vaccines	E	960	E	(960)	E	--

Total Contingent Consideration		3,212	E	2,583	E	5,795

During the nine month period ending September 30, 2011, the fair value of the acquisition-related contingent consideration increased by E2,583.

The fair value recorded as of December 31, 2010 was determined based on a projection period ending in 2023, which corresponds to the lifetime of the underlying patents. This projection period has been extended to 2030 based on management’s revised assessment of the Company’s ability to generate new patents from its research, in the fair value calculation performed as of June 30, 2011 and September 30, 2011. This resulted in an adjustment of approximately E1,800 to the fair value calculation for the nine months ended September 30, 2011. The RSV vaccine was planned to be out-licensed after the pre-clinical phase with potential royalties of 2%. As of the date of this report, no out-licensing agreement has been made. Management’s new plan is to bring the RSV vaccine through a Phase I and II, which adds considerable value and changes expected royalties to 10% and therefore increases the liability due to NIL. This change had an additional impact of approximately E1,200 in the fair value calculation for the nine months ended September 30, 2011. Additionally, the contingent consideration related to the intra-nasal influenza vaccine has been reduced to zero, as it is very unlikely that the Phase III clinical trial will start before April 1, 2013, now that the Company has regained the rights to the influenza vaccine technology.

Note 4. Debt Financing

To date, high net worth investors in Switzerland have purchased restricted common shares at prices which are at a premium to the market price of Mymetics shares, and have introduced management to other high net worth individuals who have a similar interest in the Company’s science and mission.

In addition to purchasing shares, certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), which have a total carrying value of E28,260 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On August 5, 2011, 41,542,722 shares were issued, triggered by a convertible loan maturing on July 31, 2011. The convertible note had an outstanding principal and accrued interest balance of E2,319 at the conversion date.

The details of the convertible notes, loans and contingent liabilities are as follows at September 30, 2011:

								Fixed
								EUR/USD
				Dura-	Inter-	Conversion		Rate for
	1st-Issue	Principal		tion	est	Price		Conversion
Lender	Date	Amount		(Note)	Rate	(stated)		Price

Norwood Secured Loan	04/03/2009	E	2,500	(5)	5% pa	$	US 0.50	1
Round Enterprises Ltd.	09/30/2010	E	1,100	(7)	5% pa	None		N/A
Round Enterprises Ltd.	12/17/2010	E	1,100	(8)	5% pa	None		N/A
Round Enterprises Ltd.	08/04/2011	E	889	(9)	10% pa	None(10)		N/A
Eardley Holding A.G.	08/04/2011	E	222	(9)	10% pa	None(10)		N/A

Total Short Term Principal Amounts		E	5,811
Accrued Interest		E	428

Total Short Term Notes
Payable to Related Parties		E	6,239

Eardley Holding A.G. (1)	06/23/2006	E	140	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$	US 0.50	2
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$	US 0.50	2
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$	US 0.50	1
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$	US 0.80	1
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1
	04/03/2009
Total Long Term Principal Amounts	09/30/2010	E	19,840
Accrued Interest	12/17/2010	E	4,993
	08/04/2011
Total Long Term Convertible Notes to Related Parties	08/04/2011	E	24,833

Total Convertible Notes to Related Parties		E	31,072

Norwood Contingent Liability		E	5,795	(6)

TOTAL LOANS, NOTES, AND CONTINGENT LIABILITY		E	36,867

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

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of April 1st, 2012 and bearing interest at 5% per annum. The note is secured against 1/3rd of Bestewil common stock.

(6) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(7) The loan has matured on September 30, 2011. A subsequent agreement has been made to convert the loan, including the accrued interest as of October 31, 2011, into 20,511,451 shares at a conversion price of $0.08 per share.

(8) The earlier of (i) December 16, 2011 or (ii) upon an event of default.

(9) The earlier of (i) January 31, 2012 or (ii) upon an event of default. The face value of both loans is stated in U.S. dollars at $1,500,000 total.

(10) Theconversion feature is contingent on an investment in the Company of not less than $20,000,000. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment.

Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until now. The Company is in discussions with certain potential investors and lenders to meet the Company’s expenses during the next nine months and beyond.

Note 6. Subsequent Events

During October 2011, the Board of Mymetics and Round Enterprises agreed to convert the loan of E1.1 million including the accrued interest that has matured on September 30, 2011, into 20,511,451 shares at a conversion price of $0.08 per share.

During October 2011, the Board of Mymetics appointed Martine Reindle, one of the founders of Mymetics, to the Board of Directors to fill a current vacancy on the Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2011 and 2010 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2010 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors,""Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2010 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2010.

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue was E110 for the three months ended September 30, 2011, of which E75 relates to licensing agreements. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses decreased to E3,148 for the three months ended September 30, 2011 from E4,590 (-31.4%) for the three months ended September 30, 2010, mainly due to a change in the acquisition-related contingent consideration and significant R&D and G&A decreases, offset by E2,213 of license contract impairment.

Research and development expenses decreased to E173 in the current period from E978 (-82.3%) in the comparative period of 2010. The decrease of R&D was mainly related to efforts of the Company to reduce expenses until it secures additional equity financing to allow it to enter into the clinical trials for its HIV and RSV vaccines.

General and administrative expenses decreased to E522 in the three months ended September 30, 2011 from E1,273 (-59.0%) in the comparative period of 2010. This was mainly due to a reduction in payroll, legal and investor relation costs incurred in the period ended September 30, 2010 related to the issuance of third party contracts and start up costs for a fund raising program, respectively.

A reduction in the conversion price of shareholder debt resulted in an expense of E807 recorded during the three months ended September 30, 2010.

Interest expense decreased to E535 for the three months ended September 30, 2011 from E784 for the three months ended September 30, 2010. This was mainly related to the conversion of a short term note payable into shares of common stock in August 2011 and E300 of amortization of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010.

A reassessment of fair value required an E432 decrease in the acquisition-related contingent consideration liability and fair value during the three months ended September 30, 2011 mainly due to the termination of the license agreement with Abbott of our influenza vaccine that triggered a write off of the influenza license contract and associated acquisition-related contingent consideration liability.

The Company reported a net loss of E3,038, or E0.01 per share, for the three  months ended September 30, 2011, compared to a net loss of E4,551, or E0.02 per share, for the three months ended September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue was E187 and E116 for the nine months ended September 30, 2011 and 2010, respectively, related mainly to licensing agreements. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses increased to E9,504 for the nine months ended September 30, 2011 from E8,776 (8.3%) for the nine months ended September 30, 2010, mainly due to a change in the acquisition-related contingent consideration and significant R&D and G&A decreases, offset by E2,213 of license contract impairment.

Research and development expenses decreased to E922 in the current period from E2,239 (-58.8%) in the comparative period of 2010. The decrease of R&D was mainly related to efforts of the Company to reduce expenses until it secures additional equity financing to allow it to enter into the clinical trials for its HIV and RSV vaccines.

General and administrative expenses decreased to E1,344 in the nine months ended September 30, 2011 from E2,646 (-49.2%) in the comparative period of 2010. This was mainly due to an increase in, payroll, legal and investor relation costs incurred in the period ended September 30, 2010 related to the issuance of 3rd party contracts and start up costs for a fund raising program, respectively.

A reduction in the conversion price of shareholder debt resulted in a E807 expense recorded during the nine months ended September 30, 2010. No such expense was incurred during the nine months ended September 30, 2011.

Interest expense increased to E2,183 for the nine months ended September 30, 2011 from E2,006 for the nine months ended September 30, 2010. This was mainly related to the conversion of a short term note payable into shares of common stock in August 2011 and E300 more of amortization of the debt discount related to the warrant that was issued in conjunction with a note payable on July 1, 2010.

A reassessment of fair value required an increase of E2,583 in the fair value of  acquisition-related contingent consideration during the nine months ended September 30, 2011. This was mainly due to higher expected future milestone payments related to the RSV vaccine. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the Company’s strategy to out-license after a successful Phase II and start of a Phase III. This was offset by the termination of the influenza license agreement with Abbott.

The Company reported a net loss of E9,317, or E0.04 per share, for the nine months ended September 30, 2011, compared to a net loss of E8,660, or E0.04 per share, for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E639 at September 30, 2011 compared to E1,811 at December 31, 2010.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of September 30, 2011, we had an accumulated deficit of approximately E63 million, and we incurred losses of E9,317 in the nine month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies, the change in acquisition-related contingent consideration and impairment of the license contract. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E3,888) for the nine month period ended September 30, 2011, compared to (E5,803) for the period ended September 30, 2010.

Investing activities used cash of (E17) during the nine months ended September 30, 2010.

Financing activities provided cash of E2,691 and E5,006 for the nine months ended September 30, 2011 and 2010, respectively.

Salaries and related payroll costs represent gross salaries for our three directors and four employees. Under Executive Employment Agreements with our CFO and CSO, and a consulting contract with our CEO, we pay our executive officers a combined amount of E57 per month. This is exclusive of our contracts for the consulting services of Professor Marc Girard. The consulting contract with Mr. Christian Rochet, who was employed by the Company as Senior Advisor to the President, terminated as of April 30, 2011.

Mr. Jacques-François Martin is our President and Chief Executive Officer and Mr. Ronald Kempers is Chief Financial Officer and Chief Operating Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll two assistants to our CFO and CSO, respectively. Mymetics BV has one full time director (CSO) plus two full-time assistants. As of September 30, 2011, our Luxembourg affiliate had no employees.

The nine member Scientific Advisory Board (SAB) created in 2009, is composed of emminent intellectuals from around the world with expertise related to the Company’s products as follows:

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

Cumulative interest expense of E5,421 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

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

We anticipate our operations will require approximately E15 million until December 31, 2012. To allow the Company to achieve its business plan, we are engaged with several parties, including Gilford Securities, to raise US$40,000,000 through a combination of equity and debt financing.   Under the terms of the letter of engagement with Gilford Securities dated February 4, 2010, we will (i) pay a cash fee of 8% of the purchase price of the Series A Preferred Stock sold by Gilford Securities, not including up to US$15,000,000 that we are allowed to sell to investors which are not introduced by Gilford Securities, (ii) register the shares of our common stock underlying the Series A Preferred Stock within three months of selling a minimum of US$40,000,000 of Series A Preferred Stock. The proposed Series A Preferred Stock is nonvoting, convertible into shares of our common stock at a price of US$.50 per share, preferred as to liquidation only and will not pay any dividend. We will continue to seek to raise the required capital from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

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

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. We are working on a financing round, as stated above, to assist us in an effort to generate further equity investments within the next twelve months. The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into one or more licensing or partnership agreements with pharmaceutical companies, and the results of future clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended September 30, 2010.

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

Pursuant to our indemnification obligations under Delaware law, our charter and the prior consulting agreements with Christian Rochet and Ernst Luebke, respectively, we have paid a judgment for €173,000 entered against these two former officers and directors entered in November 2010 in a case styled Luebke Rochet / Serres – ref. 120494.  The lawsuit was brought in the Tribunal de Commerce in Lyon, France, by our former CEO, Dr. Pierre-Francois Serres, who sued Messrs. Rochet and Luebke for an alleged breach of a shareholders agreement in 1998. Mr. Serres brought this case against Messrs. Rochet and Luebke following the dismissal of the case he filed against us for an alleged unlawful termination of Mr. Serres by Messrs. Rochet and Luebke in 2003.  We appealed to this decision and the case has been dismissed in favour of Messrs. Rochet and Luebke. Mymetics has requested the return of the €173,000 funds.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

33	Abbott: Termination letter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011		MYMETICS CORPORATION

	By:	/s/ Jacques-François Martin
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer

	By:	/s/ Sylvain Fleury
Chief Scientific Officer

	By:	/s/ Ernest Stern
Director