Form 10-K
period 2011-12-31
MYMETICS CORP
filed 2012-03-29
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
COMMON STOCK, $0.01 PAR VALUE
(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ smaller reporting company

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $7,176,451 as of December 31, 2011, computed on the basis of the closing price on such date.

 As of March 29, 2012, there were 295,318,813 shares of the registrant's Common Stock outstanding.

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

ii

PART I

ITEM 1.BUSINESS

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

In March 2001, we acquired 99.9% of the outstanding shares of the French registered company Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., which are convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation. On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership ("Redressement Judiciaire").

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

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has five proprietary vaccines in development: HIV-1, malaria, herpes simplex virus type I and II(HSV-1 and HSV-II), respiratory syncytial virus (RSV) and intra-nasal influenza vaccine.  The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

Vaccine	Pre-Clinical	Phase I	Phase II
HIV-1		X
RSV	X
HSV	X
Malaria		X	X (ended in 2007)
Influenza		X

Note: The Phase II for the malaria vaccine was a different formulation than the current Mymetics malaria vaccine.

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

Our current prophylactic HIV-1 vaccine will be constituted of virosomes linked to conserved antigens (epitopes) derived from the HIV-1 gp41 proteins from the clade B, the dominant clade found in Europe and North America. Other conserved viral antigens are under investigation. The vaccine is designed to trigger blood and mucosal antibodies of both isotype IgG and IgA, for example in the vaginal and intestinal tracts. The rationale for the design of the vaccine was based on the observation that certain people who are repeatedly exposed to HIV-1 do not contract infection; they were shown to have mucosal antibodies in the semen or vaginal secretions against the HIV-1 gp41 that apparently protect them. Mymetics’ vaccine is trying to reproduce “Mother Nature”.

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

2006/2007: Mucosal antibodies in monkeys. Macaque monkeys (Macaca Mulatta), from Chinese origin, showed after vaccination with virosomes-P1, specific mucosal antibodies, which were detected in more than 90% of the animals and harboring the potential to block in-vitro HIV-1 trancytosis, confirming the rabbit data.

2008: Full protection of monkeys against multiple vaginal challenges with live heterologous clade B virus. Macaque monkeys from Chinese origin were vaccinated with both virosomes-modified P1 and virosomes-rgp41 (vaccine MYM-V201.) One month after the last vaccination, animals received multiple intra-vaginal challenges with the live SHIVSF162P3 virus. The vaccinated animals that developed mucosal antibodies with trancytosis inhibition activity were not infected with the virus, while the placebo vaccinated control group was fully infected.

Dec 2008: Approval to start Phase I clinical trials. After the ground breaking results of the monkey study in 2006 and 2008, a Phase I study proposal (IMPD, IB, clinical protocol, etc) was submitted and approved by the Independent Ethics Committee (IEC)of the Ghent University Hospital. Mymetics received the approval and authorization from the Federal Agency for Medicines and Health Products (FAGG) in Belgium to conduct the clinical trial MYM-V101-CT08-101 (EudraCT number 2008-007306-10) for testing the drug product MYM-V101 (virosomes with the modified and lipidated P1).

Sep.- Oct. 2009: Production of the GMP-grade vaccine (MYMV101: virosomes-modified P1) for a Phase I clinical trial in Belgium. European competent authorities require GMP-grade products for clinical phase I. Currently in the U.S., GLP-grade products are required at this stage, while GMP-grade products are required from phase II onwards. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones. Succeeding in the GMP production is considered a major achievement.

Dec. 2009 – Sep. 2010: Phase I clinical trial –“proof of principle” with the final signed report in July 2011. The trial demonstrated that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women, and confirmed the immunogenicity data previously obtained on monkeys. The drug product MYMV-101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in 2 Panels to monitor safety and mucosal immunogenicity: Panel 1: 10 microgram/dose and Panel 2: 50 microgram/dose. In each Panel, 8 subjects received the vaccine and 4 subjects received the placebo through intra-muscular (weeks 0 and 8) and intra-nasal (weeks 16 and 24) administrations. The Phase I clinical trial achieved its primary objective and showed that the HIV vaccine MYMV101 was safe and well tolerated by healthy women. The secondary objective was also met as the presence of IgG and IgA antibodies in the serum of all vaccinated women was detected. Further, samples showed that mucosal antibodies in the vaginal and rectal secretions were present. Tested vaginal secretions could block in vitro the HIV-1 transcytosis, confirming the previous pre-clinical work. Mymetics could claim a shelf life of nine months for its MYM-V101 drug product.

Next steps:

Until now Mymetics has financed the development of the HIV-1 vaccine mainly through its own capital. However, we continue  to seek funding either through grants or through a partnership agreement to perform the further development of the HIV-1 vaccine. The planned monkey study at UC Davis has been delayed due to funding issues and as Mymetics wishes to launch the study with a vaccine formulation that has at least 12 to 18 months shelf life. Two new grants have been applied for, one for the continued pre-clinical work on monkeys and one for a Phase I trial. These projects are planned to identify the key defense mechanisms behind the protection triggered by the Mymetics’ HIV-1 vaccine.  Information obtained during these studies will be used as supportive data for the product development and for answering some issues addressed in EMEA guidelines. New potential collaborations have been identified with partners like Dr. Ruth Ruprecht from the Dana Farber Cancer Institute at Harvard University.

2012: Further development of HIV-1 prophylactic vaccine.  Following the Phase I clinical trial with only one out of two promising antigens, we intend to further develop and optimize the HIV-1 prophylactic vaccine formulation by adding an additional antigen and increase its shelf life. This vaccine called MYM-V201 is expected to elicit a broader antibody immune response against other conserved regions of HIV-1 in order to minimize viral escape. Since 2007 we have developed a third conserved HIV-1 antigen, which is compatible with virosomes and the up-scale process, but this mimotope represents a backup antigen, in case it is required to improve the vaccine further.

In 2012 Mymetics is preparing the bridge and toxicology studies for generating supportive data, which will lead to GMP production of the drug products MYM-V201 in 2013 if grants are obtained. A Phase I on women and men is expected to start by the end of 2013, with Phase II trials to follow in 2015, and an eventual market launch anticipated in 2022.

Respiratory Syncytial Virus (RSV)

Approach:  The RSV vaccine consists of the reconstituted membrane of RSV containing the native viral proteins, which can be adjuvanted with a lipopeptide or other adjuvants. In mice, our RSV vaccine was shown to induce cellular and humoral immunity to the virus, with a balanced Th1/Th2 response, resulting in protection against a live virus challenge, and without inducing “enhanced disease” (a skewed Th1/Th2 response being the hallmark of enhanced disease). In cotton rats, a better model than mice for RSV, the vaccine protected against a live virus challenge, without inducing enhanced disease. In a direct comparison with the 1960’s vaccine, another group of cotton rats was immunized with formaldehyde-inactivated virus, and developed enhanced disease after vaccination and challenge. Mymetics focusses on developing an RSV vaccine for elderly followed by a vaccine for children.

Key Results to date:

2007:  First pre-clinical research on our RSV vaccine.

2008 and 2009:  MedImmune repeated key experiments in order to obtain their own validation of the results. Results were beyond their expectation but MedImmune decided not to continue the program.

Jun. - 2010: Publication of Mymetics RSV results in scientific journal “Vaccine”.

2010: Conducting additional pre-clinical research and improving the manufacturing procedure of the RSV virosomes.

2011: We have improved the adjuvant ratio and continued further tests on cotton rats and mice at the Universtiy of Groningen, Netherlands, showing that a lower adjuvant ratio still triggers protection and the absence of enhanced disease and the vaccine could trigger systemic and mucosal antibodies.

Next steps:

Our goal is to prepare a stable product that will be used for a Phase I trial  in 2013. If the vaccine is safe, well tolerated and immunogenic during Phase I, we will directly move to Phase II in 2014. The Company will seek to enter into a license agreement with a major pharmaceutical company for a Phase III starting in 2015/2016 and a potential market launch in 2019.

We will continue process development and clinical development during 2012 for the vaccine providing, for example, in-line virus purification and inactivation procedures, and develop improved formulations of the vaccine, with augmented long term product stability. The additional costs of this program to us are significant but minor, as compared to a clinical trial cost. The product will then move into clinical development: up-scale production, assay developments, pre-clincial batch for toxicology and GMP batch for Phase I, which will represent substantial cost.

We will also develop versions of the RSV vaccine which are based on enhancing the immune response to selected epitopes, while reducing the potential for cross-reactivity with human proteins, along the lines of our HIV-1 program to serve as future improved vaccines.

Intranasal Influenza

Approach: The intranasal influenza vaccine consists of the reconstituted membrane of influenza virus, also containing a lipopeptide adjuvant. In mice, intranasal application of virosomes without adjuvant does not induce immunity to influenza; however, incorporation of the lipopeptide in the virosomes produces a candidate vaccine that does induce cellular immunity, as well as serum and mucosal antibodies to the virus. The vaccine was licensed to Solvay Pharmaceuticals, a major European pharmaceutical company, which was acquired by Abbott Laboratories. Since October 2011, Mymetics has been able to reclaim the intra-nasal influenza vaccine in its portfolio as Abbott decided not to continue the product due to strategic decisions.

Key results to date:

2005: The vaccine completed pre-clinical trials. A first milestone payment was received from Solvay in the same year.

2006: Successful completion of Phase I trial. The vaccine was shown to be safe and well tolerated and induced an immune response which met and exceeded CHMP (European regualtory) criteria for an off-the-shelf injected vaccine. Subsequent milestone payment was received.

Next steps:

Mymetics will seek partners for its intra-nasal influenza vaccines and will thereby focus on mainly emerging market vaccine manufacuturers.

Malaria

Approach:  The malaria vaccine design is based on optimized mimicry of the native parasite protein structure and eliciting antibodies against two stages of the parasite life cycle, unlike 70% of vaccine candidates, which target only one or the other parasite.  It is today among the rare malaria vaccines able to also boost existing malaria immune responses (it has both prophylactic and therapeutic effects) in subjects that were previously exposed to malaria.

Key results to date:

2007: Mymetics acquired a Malaria vaccine project from Pevion Biotech (Ittigen, Switzerland). A human clinical trial Phase Ia for the vaccine with two antigens (AMA-1 and CSP-1) anchored to virosomes was successfully completed on adults in Switzerland. Results showed good safety and tolerability, and the induction of blood antibodies.

2008 - 2009: Phase Ib in Tanzania on children and young adults. The clinical trial Phase Ib in Tanzania evaluated the safety of the same antigens with virosomes on children and young adults under “native” (endemic) conditions. The final report showed that the vaccine induced specific AMA and CSP antibodies in the majority of children and the CSP antibodies have remained up 12 months. The overall malaria clinical symtoms were reduced by 50% in vaccinated group compared to the placebo group.

Next steps:

Further development of the malaria vaccine will only be done based on grants or through an out-licensing agreement. If funds become thus available, the following projects are proposed:

-	Investigating new malaria antigens
-	Launching antigen interference study with various combinations
-	Launching toxicology studies with the best formulation susceptible to offer an improved protection in human exposed to Plasmodium falciparum.
-	Launching a new Phase I trial with three or more antigens (peptides and proteins).

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

Next steps:

We have identified the key elements of the vaccine that induce the protective immune response. In 2012 little funds will be allocated to this vaccine as the RSV vaccine is the priority.

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

INSERM

The Co-Ownership Agreement dated January 8, 2008 for two patents PCT IB2005/001180 and PCT IB2005/001182, has been cancelled by Mymetics as it does not fit the strategic direction of the company.

Exploitation Agreement dated January 8, 2008 that allows Mymetics to have global rights to develop, promote, produce, co-produce, sell and distribute HIV products based on any of the following three patents: PCT IB2005/001180, PCT IB2005/001182 and PCT IB 2006/000466 has been amended on August 4, 2011 and now only includes the PCT IB 2006/000466 patent.

Milestone payments:
Closing of fund raising round of at least E10 million before January 5, 2012: E400,000.
End of phase I: E70,000.
End of phase II: E1,600,000.
End of Phase III: E300,000.
First commercialization: E500,000.

Royalty payments in case of direct or indirect commercialization:
For sales below E250,000,000: 1%.
For sales between E250,000,000 and E500,000,000: 2%
For sales more than E500,000,000: 3%.

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

Milestone payments:
10% of all monetary consideration (excluding royalties) received from 3rd parties.
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

Milestone payments:
E600,000 after knowledge transfer
E900,000 when Mymetics has deposited and received acceptance of the IMPD (or IND) with regulatory authorities, such as the FDA in the United States, to start a clinical trial.

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
This consideration has expired.

HSV vaccine:
payments of 25% of all income generated by Mymetics. This includes all upfront, milestone and royalty income received for Mymetics’HSV vaccine.

INTELLECTUAL PROPERTY

•	WO/1999/025377 (GP41 mutée) Method for obtaining vaccines for preventing the pathogenic effects related to a retroviral infection Mymetics Corp. Expiration date: 16.11.2018

•	WO/2005/010033 (GP41 ter) New soluble and stabilized trimeric form of GP 41 polypeptide Mymetics Corp. Expiration date: 28.07.2024

•	WO/2007/099446 (Virosome-P1) Virosome-like vesicles comprising gp41 - derived antigens Mymetics Corp. + INSERM + Pevion Expiration date: 01.03.2027

•	US/61/202 215 (GP41 4th gen) Mymetics Corp. Expiration date: 05.02.2029

•	US/61/202 219 (Splitting GP41) Mymetics Corp. Expiration date: 05.02.2029

•	WO/2004/106366 (UK39) Methods for synthetizing conformationally constrained peptides, peptidomimetics and use of such peptidomimetics as synthetic vaccines Mymetics Corp. Expiration date: 01.06.2024

•	WO/2004/078099 (AMA49) Compositions and methods for the generation of immune response against Malaria Mymetics Corp. Expiration date: 02.03.2023

•	WO/1995/032706 (INEX) Virosome-mediated intracellular delivery of therapeutic agents Bestewil BV Expiration date: 31.05.2015

•	WO/2004/045641 (APRECS) Antigen-complexes Bestewil BV Expiration date: 19.11.2023

•	WO/2004/110486 (Lipopeptide) Functionally reconstituted viral membranes containing adjuvant Bestewil BV Expiration date: 17.06.2024

•	WO/2004071492 (DCPC) Virosome-like particles Bestewil BV Expiration date: 12.02.2023

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

The worldwide vaccine market is dominated by five large multinational companies: Sanofi Pasteur S.A. (formerly Aventis Pasteur S.A.), Merck & Co., GlaxoSmithKline Plc, Pfizer-Wyeth and Novartis-Chiron Inc. Smaller and mid-size companies such as Crucell (acquired by Johnson & Johnson) and Novavax are developing vaccines in the same area as Mymetics.

While many of these entities have greater financial and scientific capabilities, and greater experience in conducting pre-clinical and clinical trials, the Company believes that its innovative approach to vaccine development is very competitive.

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

EMPLOYEES

 Jacques-François Martin was our President and Chief Executive Officer. Additionally, there are two full-time employees of Mymetics Corporation: Ronald Kempers, Chief Financial Officer and Chief Operating Officer, Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer. Christian Rochet resigned as Senior Advisor to the President effective June 1, 2011. On January 30, 2012, Jacques-François Martin resigned as President and CEO of Mymetics no later than effective May 1, 2012 but he remained as Chairman of the Board. On March 23, 2012 we announced that in connection with our financing efforts and decision to pursue new strategic alternatives, including moving our headquarters to the United States, we appointed Dr. Christopher S. Henney to be Chairman of our Board of Directors and Grant Pickering to be President and CEO and a member of our Board of Directors. We also added Ulrich Burkhard, Managing Partner and Director of the Marcuard Family Office, as a director. Concurrent with the appointment of these three individuals to these Board and executive positions, Jacques-François Martin resigned as Chairman of our Board of Directors and Sylvain Fleury, Christian Rochet and Martine Reindle resigned as members of of Board of Directors.

Our Swiss subsidiary, Mymetics S.A., has on its payroll three employees: Director of Finance, Director of R&D and an Office Manager.

Mymetics B.V. has one full time executive officer (CSO) plus two full-time assistants.

As of December 31, 2011, our Luxembourg affiliate had no employees.

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

WE HISTORICALLY HAVE LOST MONEY, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have lost money. In the years ended December 31, 2011, and December 31, 2010, we sustained net losses of approximately E10,539,000 and E11,428,000, respectively. At December 31, 2011, we had an accumulated deficit of approximately E64,057,000. Total cash disbursed since 1990 for operating activities, including research and development, is E48,751,000.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OR PREDICT OUR FUTURE BUSINESS PROSPECTS.

We have no operating history, and our operating results are impossible to predict because we have not begun selling any products. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise, including:

-	the absence of an operating history;

-	the lack of commercialized products;

-	insufficient capital;

-	expected substantial and continual losses for the foreseeable future;

-	limited experience in dealing with regulatory issues;

-	limited marketing experience;

-	an expected reliance on third parties for the commercialization of ourproposed products;

-	a competitive environment characterized by numerous, well-establishedand well-capitalized competitors;

-	uncertain market acceptance of our proposed products; and

-	reliance on key personnel.

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

OUR PROPOSED VACCINES ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2018, IF AT ALL.

Our proposed key products still are in the development stage and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. See "Description of the Business". While we are pleased about the progress made to date on these products, we cannot be sure that these products in development will:

-	be successfully developed;

-	prove to be safe and efficacious in clinical trials;

-	meet applicable regulatory standards or obtain required regulatory approvals;

-	demonstrate substantial protective or therapeutic benefits in theprevention or treatment of any disease;

-	be capable of being produced in commercial quantities at reasonable costs;

-	obtain coverage and favorable reimbursement rates from insurers andother third-party payers; or

-	be successfully marketed or achieve market acceptance by physiciansand patients.

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

After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing. Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our human clinical trials include:

-	slow patient enrollment;

-	timely completion of clinical site protocol approval and obtaininginformed consent from subjects;

-	longer trial time than foreseen to demonstrate efficacy or safety;

-	adverse medical events or side effects in immunized patients; and

-	lack of effectiveness of the vaccines being tested.

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

-	limit the ability of our stockholders to call special meetings of stockholders;

-	provide for a staggered board;

-	provide that our board of directors is expressly authorized to make, alter orrepeal the bylaws; and

-	establish advance notice requirements for nominations for election to our boardor for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since March 1, 2009, we leased new office space in a campus recently established near Lausanne (40 miles from Geneva) by the local state government to attract promising biotech companies. This houses our scientific management and administrative operations.

Bestewil Holding B.V. and its subsidiary Mymetics B.V operate from a similar biotechnology campus near Leiden in the Netherlands, where they occupy about 100 square meters for office and laboratory use.

We also conduct research operations at the properties of various third parties, worldwide.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries 6543 Luxembourg S.A., Mymetics S.A., Bestewil Holding B.V. nor its subsidiary Mymetics B.V. are presently involved in any litigation incident to our business except as follows:

Pursuant to our indemnification obligations under Delaware law, our charter and the prior consulting agreements with Christian Rochet and Ernst Luebke, respectively, we have paid a judgment for €173,000 entered against these two former officers and directors entered in November 2010 in a case styled Luebke Rochet / Serres – ref. 120494.  The lawsuit was brought in the Tribunal de Commerce in Lyon, France, by our former CEO, Dr. Pierre-Francois Serres, who sued Messrs. Rochet and Luebke for an alleged breach of a shareholders agreement in 1998. Mr. Serres brought this case against Messrs. Rochet and Luebke following the dismissal of the case he filed against us for an alleged unlawful termination of Mr. Serres by Messrs. Rochet and Luebke in 2003.  We appealed to this decision and the case has been dismissed in favour of Messrs. Rochet and Luebke. The €173,000 funds have been returned to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

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

FISCAL QUARTER ENDED	HIGH	LOW

2010
March 31	$0.195	$0.100
June 30	0.210	0.101
September 30	0.170	0.101
December 31	0.175	0.090

2011
March 31	$0.150	$0.150
June 30	0.125	0.125
September 30	0.055	0.055
December 31	0.034	0.026

(b)	Stockholders. At March 29, 2012, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do notintend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2011.

				Number of Securities remaining
	Number of Securities to be		Weighted Average Exercise	available for issuance under
	issued upon exercise of		Price of Outstanding	equity compensation plans
	Options, Warrants and		Options, Warrants and	(excluding securities
Plan	Rights		Rights	reflected in column (a))
Category	(a)		(b)	(c)
Equity Compensation Plans
Approved by Security Holders		(1)
2001 Plan	392,500	(2)	$ U.S. 0.77
2009 Plan	4,350,000	(3)	$ U.S. 0.15
Total	4,742,500		$ U.S. 0.20	207,500

(1)     Equity compensation plans approved by security holders include (i) the Company’s 1994 Amended and Restated Stock Option Plan, (ii) its 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)     Includes (i) 392,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan.

(3)     In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders.  We have granted 4,350,000 options under that Plan.

In additon, Mymetics granted Norwood Immunology Limited (“NIL”) an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609,000 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. Since the Company converted the Bridge Loan to finance the acquisition at $0.50 in September 2010, the result is that the option allows NIL to acquire 19,218,450 shares of common stock.

Further, on July 1 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US$ 0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013.

ISSUANCES OF UNREGISTERED SECURITIES

Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2011 and ending on March 29, 2012. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

-	On August 25, 2011, an existing investor was issued 41,542,722 common shares of Mymetics Corporation at $.08 per share, as conversion of a loan.

-	On December 5, 2011, an existing investor was issued 20,511,451 common shares of Mymetics Corporation at $.08 per share, as conversion of a loan.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of us for the years ended December 31, 2011 and 2010 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

We received grant income of E25,000 and E4,000 for the years ended December 31, 2011 and 2010, respectively. We also received E150,000 and E150,000 related to license agreement fees for the years ended December 31, 2011 and 2010, respectively. The lack of product revenue is directly attributable to our focus on research and development. We believe that this focus will continue for the foreseeable future. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.

Research and development expenses decreased to E1,343,000 in the current period from E3,083,000 in the comparative period of 2010, a decrease of 56.44%. The decrease of R&D was mainly related to efforts of the Company to reduce expenses until it secures additional equity financing to allow it to enter into the clinical trials for its HIV and RSV. Research and development expenses of E1,343,000 in 2011 include E725,000 of scientific staff expenses and fees of our scientific consultants, E418,000 paid to scientific partners and suppliers of scientific services, E200,000 for know-how annuity.

General and administrative expenses decreased by 54.22% to E1,520,000 in the year ended December 31, 2011 from E3,320,000 in the comparable period of 2010, primarily as a result of the impact of a decrease in the exercise price on outstanding warrants in 2010 and reduced costs until the company secures additional equity financing.

Induced conversion cost of E807,000 incurred in the year ended December 31, 2010 resulted from a reduction in the conversion price of shareholder debt. No such expense was incurred in the comparative period of 2011.

Interest expense decreased by 2.65% to E2,759,000 in the year ended December 31, 2011 from E2,834,000 in the comparable period of 2010, due to the decrease of total loans from conversion into shares during 2011.

The fair value of acquisition-related contingent consideration increased by 79.11% to E5,753,000 in the year ended December 31, 2011 from E3,212,000 in the comparable period of 2010. A reassessment of fair value required an increase of E2,541,000 in the acquisition-related contingent consideration liability during  2011 mainly due to the return of the  intra-nasal influenza vaccine to Mymetics and higher expected future milestone payments related to the RSV vaccine. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the Company’s strategy to out-license after a successful Phase II and start of a Phase III. Due to the return of the intra-nasal influenza vaccine to Mymetics, the license contract intangible asset has been fully impaired in 2011.

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

However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2011 and 2010 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed.

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

We are trying to achieve this for the HIV-1 vaccine by 2014, which has successfully completed  the Phase I in Belgium. Malaria is the other vaccine that already completed successfully a Phase Ia (adults in Switzerland) and more recently a Phase Ib (children in Tanzania). Partnership for HIV-1 and malaria phase II and III might also involve non-profit entities like the Bill and Melinda Gates Foundation or governmental agencies like the NIH. These dates are based on our results, which have been encouraging so far.

We aim to partner our intra-nasal influenza vaccine during 2012 or 2013, while we aim to partner our RSV vaccine around 2015, after completion of a successful Phase II.

We will enter into negotiations with potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had E382,000 cash at December 31, 2011, compared to E1,811,000 at December 31, 2010.

As a development stage company, we have not generated significant material revenues since the current line of business was commenced in 2001, and we do not anticipate generating significant material revenues on a sustained basis unless and until a major licensing agreement or other commercial arrangement is entered into with respect to its technology.

As of December 31, 2011, we had an accumulated deficit of approximately E64.1 million and incurred losses of E10,539,000 in the year ended December 31, 2011. This compares with losses of E11,428,000 in the year ended December 31, 2010. These accumulated losses are principally associated with the research and development of our HIV vaccine and RSV vaccine technologies, the acquisition of its malaria project from Pevion Biotech Ltd. and the acquisition of Bestewil and Mymetics B.V. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was E5,223,000 for the year ended December 31, 2011, compared to E7,870,000 for the year ended December 31, 2010. The major factor in 2010 was costs incurred in connection with our first HIV vaccine human clinical trial Phase I, while in 2011 the decrease was mainly related to efforts of the Company to reduce expenses until it secures additional equity financing to allow it to enter into the clinical trials for its HIV and RSV.

Investing activities provided cash of E109,000 for the year ended December 31, 2010, primarily due to proceeds from the sale of equipment. Investing activities for the year ended December 31, 2011 was E29,000 for the purchase of equipment in the Netherlands.

Financing activities provided cash of E3,820,000 for the year ended December 31, 2011, which includes new debt of E1,658,000 needed to fund 2011 operations, compared to E6,633,000 for the year ended December 31, 2010, which includes new debt needed to fund 2010 operations.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E28,200,000 in the form of notes payable including interest, the details of which are described in Note 3 of our financial statements.

The Company’s budgeted cash outflow, or cash burn rate, for 2012 is approximately E7,400,000 for research and fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

Our monthly burn rate is only relevant as regards administration expenses and amounts to E200,000. Other expenditures related to vaccine research and development will be triggered as soon as the financing of the company is secured.

2012 budget	12 Months
GMP lots production & Human Clinical Trials Phase Ib (HIV)	E	1,500,000
RSV and HSV		3,000,000
Further Virosome R&D		500,000
Administration		2,400,000
Total	E	7,400,000

Management expects the cash outflow on R&D to increase while keeping administrative costs relatively stable. The planned increase in 2012 over 2011 will depend on the success of our financing activities.

Administration costs include E1,300,000 in gross salaries and related payroll costs for three of the Company’s executive officers, and payments under various consulting contracts.

Jacques-François Martin is our President and Chief Executive Officer. Additionally, there are three full-time employees of Mymetics Corporation: Ronald Kempers, Chief Financial Officer and Chief Operating Officer and Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer, and Christian Rochet, who resigned as Senior Advisor to the President on June 1, 2011. On January 30, 2012,Jacques-François Martin resigned as President and CEO of Mymetics effective May 1, 2012 and he remains Chairman for the foreseeable future. The filling of the CEO position is being worked on by the Board.

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

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of our HIV and RSV vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months are needed to prepare for the next clinical trial for our HIV vaccine and to prepare for a Phase I clinical trial for our RSV vaccine.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E7,400,000 in the year ending December 31, 2011. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2011, our principal source of funds has been shareholder loans. Two short term convertible loans with a carrying amount of E3,478,000 were converted into Mymetics common shares at a conversion price of $0.08 per share with an average exchange rate of $1.427 per Euro.

During 2011, the two main investors provided two loans each to the Company for a total of E1,658,000. The first loans were issued on August 4, 2014 for a total amount of E1,158,000, which was issued in two separate loans of USD1,200,000 and USD300,000 each. These two loans have a duration of 6 months and each carry an interest rate of 10% per year; the second loans were issued on November 8, 2011 for a total amount of E500,000, which was issued in two separate loans of E400,000 and E100,000 each. These two loans have a duration of 4 months and each carry an interest rate of 10% per year.

On April 1, 2012 the E2,500,000 loan from Norwood Immunology Ltd (NIL) will become due and the Company is currently in negotiation with NIL.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Material Weakness Identified

None.

Changes in internal Control over Financial Reporting

Since the second quarter of fiscal year 2011, the Company relies on a professional and qualified consultant for complex transactions. Management believes that a corrective action has been taken during the second quarter of fiscal 2011 that has mitigated and tested the effectiveness of the material weakness related to the expertise for complex transactions as of the end of the period covered by this report.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at six, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the Company’s 2013 annual meeting of stockholders, the term of the Class II directors will expire at the 2014 annual meeting of stockholders, and the term of the Class III directors will expire at the 2012 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Jacques-François Martin (Class II)	Chief Executive Officer, President and Director (appointed July 1, 2009)	67	2012

Sylvain Fleury, Ph.D. (Class III)	Chief Scientific Officer (appointed November 3, 2003) and Director(appointed January 11, 2006)	48	2012

Christian Rochet (Class II)	Director (appointed July 31, 2003)	62	2014

Thomas Staehelin (Class II)	Director	64	2014

Ernest M. Stern (Class II)	Director	61	2014

Martine Reindle (Class II)	Director (appointed October 26, 2011)	57	2014

Marc Girard, DVM, D.Sc.	Vice Chairman Scientific Advisory Board	75	n/a

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010)	44	n/a

JACQUES-FRANCOIS MARTIN

Mr. Martin is the Chief Executive Officer, President and a Director of Mymetics. Mr. Martin is also chairman and CEO of Parteurop, a biotech consulting company, and has a long history in biotechnology and public health. Prior to joining Mymetics in July 2009, he had been president of The Vaccine Fund, now GAVI Fund; he was CEO of Rhone-Poulenc Pharma in Hamburg, Germany before joining Institut Mérieux as vice-president of sales and marketing in 1976. He became CEO of Pasteur-Mérieux in 1998, where he was instrumental in the merger with Connaught Laboratories Ltd in Toronto. From 1996 to 1999, Mr. Martin was a member of the board of the French Institut National de la Santé et de la Recherche Médicale (INSERM). He is a past member of the GAVI Working Group and the Strategic Advisory Council of the Bill & Melinda Gates Children’s Vaccine Program and was a board member of the International AIDS Vaccine Initiative (IAVI). Mr. Martin holds an MBA from the Ecole des Hautes Etudes Commerciales, is a member of the French Academy of Technologies and an officer in the French Order of Merit.

Key Director Qualifications: Mr. Martin has extensive vaccine industry experience to assist raising the Company's credibility in the scientific community and to assist with introductions to strategic partners, including large pharmaceutical companies.

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

MARTINE REINDLE

Ms. Reindle was appointed as a Director on October 26, 2011. From 1983-2004, Ms. Reindle was a co-founder and President of Datasphere, an IT consulting and telecommunications software company primarily for financial institutions, that she sold in 2004 to the Fundtech Group. Since 2004 Ms. Reindle has been active as a business angel investor in eight medtech and IT companies where she provides business advice to management of those companies as a member of the board of directors or under a consulting agreement with these companies. Ms. Reindle graduated from the Institut d'Etudes Politiques in Grenoble, France where she received her degree in Economics and Finance. Mymetics expects to benefit from her business acumen and understanding the challenges of successfully growing an emerging biotech company.

CHRISTIAN ROCHET

Mr. Rochet was a former Chief Executive Officer of the Company. Prior to joining Mymetics in July 2003, he had been an independent business consultant on development and diversification strategies for over 21 years. He became a major shareholder of Mymetics’ former French subsidiary Mymetics S.A. (f.k.a. Hippocampe S.A.) in 1997, on the scientific advice of Dr. Sylvain Fleury, Ph. D., and was a director of that company between 1999 and 2001. On July 31, 2003, Mr. Rochet was elected as President and Director and appointed as Chief Executive Officer of the Company. Mr. Rochet resigned as President and CEO of Mymetics effective July 1, 2009, and as Senior Advisor to the President effective June 1, 2011.

DR. THOMAS STAEHELIN

Dr. Staehelin is Senior Managing Partner of Fromer, Schultheiss and Staehelin, a law firm located in Basel, Switzerland.  Dr. Staehelin focuses primarily on corporate and tax law.  Dr. Staehelin has served as a member of this law firm since 1975.  Dr. Staehelin also serves on the boards of various Swiss companies and is Chairman of the Chamber of Commerce of the Basel region.  In addition, Dr. Staehelin is Managing Director of the "Swiss Association of privately held Swiss Companies” and is a member of the Board of "economiesuisse," The Swiss Business Federation.  Dr. Staehelin received his Ph.D. degree in Law from the University of Basel.  He formerly served as a member of the cantonal parliament of Basel.

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

SCIENTIFIC ADVISORY BOARD

In  2009 a member Scientific Advisory Board (SAB) was created, made up of eminent intellectuals from around the world with expertise related to the Company’s products as follows:

●
Chairman of the Scientific Advisory Board - Dr. Stanley Plotkin, Emeritus ProfessorWistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).

●
Vice Chairman of the Scientific Advisory Board - Dr. Marc Girard, has over 20years of experience in the HIV-1 research field, past Director of the Mérieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).

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

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2011, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

During October 2011, the Board of Mymetics appointed Martine Reindle, one of the founders of Mymetics, to the Board of Directors to fill a current vacancy on the Board.

In 2011, our Board of Directors held ten meetings, five of which were conducted by telephone conference call, and acted by unanimous written consent three times.  All directors attended at least 75% of the total number of Board meetings.  The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2011.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2011.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2011, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC.

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

Compensation Discussion and Analysis

The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses, stock grants and stock options. Following review and approval by the Committee, action pertaining to executive compensation for the two named executive officers, Ronald Kempers, CFO and Sylvain Fleury, CSO for 2011 is reported to the full Board of Directors for further consideration.

Compensation Philosophy

The Company’s compensation of executive officers and its philosophy regarding executive compensation is comprised of the following characteristics:

(i)	Competitive base salary;
(ii)	Granting stock awards as a portion of the total compensation, whichvest over a certain number of years; and
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

Compensation of Chief Executive Officer

Mr. Rochet joined the Company on July 31, 2003 as its Chief Executive Officer. Mr. Rochet was paid a base salary of E96,000 in calendar year 2004, Mr. Rochet’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007. Mr. Rochet resigned as our President and CEO effective July 1, 2009 and became the Senior Advisor to the new President on a full-time basis with an annual salary of E108,000. Mr. Rochet resigned as Senior Advisor to the new President effective June 1, 2011. Mr. Rochet is entitled to finder’s fees of 3% on all funding amounts raised through his efforts.

Mr. Jacques-François Martin joined us on July 1, 2009 as our President and Chief Executive Officer for an annual compensation of E240,000.

Compensation of Chief Financial Officer and Chief Operating Officer

Mr. Kempers joined us on July 1, 2009 as Chief Operating Officer and was appointed Chief Financial Officer on August 1, 2010. Mr. Kempers was paid a base salary of CHF300,000 in calendar year 2011.

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

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year (E)	Salary (E)			Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)		Non-Equity Incentive Earnings (E)	Changes in Pension Value and Nonqualified Deferred Compensation Compensation (E)	Total Annual Compensation

Jacques-François Martin	(1a )	2011	E	240,000	(4)	-	-	-		-	-	-	E	240,000	(4)
(PEO)		2010	E	240,000	(4)	-	-	-	E	196,427	-	-	E	436,427	(4)
		2009	E	120,000	(4)	-	-	-		-	-	-	E	120,000	(4)

Christian J.-F. Rochet (PEO)	(1b )	2011	E	45,000	(4)	-	-	-		-	-	-	E	45,000	(4)
		2010	E	108,000	(4)	-	-	-		-	-	-	E	108,000	(4)
		2009	E	180,000	(4)	-	-	-		-	-	-	E	180,000	(4)

Sylvain Fleury, Ph. D.	(2)	2011	E	216,000	(4)	-	-	-		-	-	-	E	216,000	(4)
		2010	E	216,000	(4)	-	-	-	E	29,364	-	-	E	245,364	(4)
		2009	E	216,000	(4)	-	-	-		-	-	-	E	216,000	(4)

Ronald Kempers	(3)	2011	E	216,000	(4)	-	-	-		-	-	-	E	216,000	(4)
		2010	E	216,000	(4)	-	-	-	E	92,881	-	-	E	308,881	(4)
		2009	E	108,000	(4)	-	-	-		-	-	-	E	108,000	(4)

Thomas Staehelin, Dr.	(5)	2011	E	10,000		-	-	-		-	-	-	E	10,000	(5)
		2010	E	10,000		-	-	-		-	-	-	E	10,000	(5)
		2009	E	10,000		-	-	-		-	-	-	E	10,000	(5)

Ernie Stern	(6)	2011	E	10,000		-	-	-		-	-	-	E	10,000	(6)
		2010	E	10,000		-	-	-		-	-	-	E	10,000	(6)
		2009	E	10,000		-	-	-		-	-	-	E	10,000	(6)

(1a)	Mr. Martin has been Mymetics’ President and Chief Executive Officer from July 1, 2009.

(1b)	Mr. Rochet has been Mymetics’ President and Chief Executive Officer from July 31, 2003 to July 1, 2009.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)	Mr.Kempers has been Mymetics’ Chief Operating Officer since July 1, 2009 and was appointed Chief Financial Officeron August 1 2010.

(4)	See below "Employment Agreements".

(5)
Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2nd, 2007as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

(6)
Mr. M. Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21st, 2008 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone..

Thetables entitled "OPTION EXERCISES AND STOCK VESTED," "PENSION BENEFITS," "NONQUALIFIED DEFERRED COMPENSATION" and "DIRECTOR COMPENSATION" and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

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

Under the Executive Employment Agreement for Ronald Kempers, he is employed as COO for five years commencing July 1, 2009.  Mr. Kempers receives an annual salary of CHF300,000, which is approximately equal to E216,000 and is entitled to participate in the stock incentive plan.  If Mr. Kempers is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to 12 months of his salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2011, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 295,318,813 shares of our common stock outstanding on March 29, 2012. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2012, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Round Enterprises Ltd. St. Peter Port, Guernsey	Common	121,705,078		44.09%

Dr. Thomas Staehelin (1) Director	Common	12,479,907		4.52%

Martine Reindle (1) Director	Common	9,022,653	(2)	3.27%

Dr. Sylvain Fleury (1)Chief Scientific Officer, and Director	Common	6,500,000	(4)	2.35%

Christian Rochet (1) Former Chief Executive Officer, and Director	Common	4,580,389	(3)	1.66%

Jacques-François Martin (1) Chief Executive Officer, President and Director	Common	1,580,307		0.57%

Mr. Ernest M. Stern (1) Director and outside Counsel	Common	1,500,000		0.54%

Prof. Marc Girard (1)Consultant and member of the SAB	Common	500,000	(5)	0.18%

Prof. Morgane Bomsel (1)Consultant and member of the SAB	Common	500,000	(6)	0.18%

Mr. Ronald Kempers (1) CFO and COO	Common	100,000		0.04%

All current executive officers and directors as a group (7 persons)	Common	35,763,256		12.96%

(1)	Address is Mymetics Corporation, c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 9,022,653 acquired at the early stages of the company and prior to being elected as director.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2011, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2011 and 2010:

	2011	2010

Audit Fees	$64,876	$75,839
Audit-Related Fees	-	-
Tax Fees	13,409	15,905
All Other Fees	-	-

Total	$78,285	$91,744

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal 2011 and 2010, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2011 and 2010, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our audit Committee pre-approved all services to be provided by Peterson Sullivan LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

2.1		Share Exchange Agreement dated December 13, 2001 between the Corporation and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.2		Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.3		Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (2)

2.4		Amendment to the Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (3)

2.5		Revised Purchase Agreement dated July 28, 1999 between the Company and the majority stockholders of Nazca Holdings Ltd. (4)

2.6		Share Exchange Agreement dated July 30, 2002 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

3 (i)		Articles of Incorporation of the Company (as amended through May 10, 2002) (6)

3 (ii)		Bylaws (7)

4.1		Form of Specimen Stock Certificate (8)

4.2		Form of letter regarding Warrant (8)

4.3		Form of Share Exchange Agreement (8)

9.1		Voting and Exchange Trust Agreement dated March 19, 2001, among the Company, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

10.1		Services Agreement dated May 31, 2001, between the Company and MFC Merchant Bank, S.A.(7)

10.2		Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Company (7)

10.3	Indemnification Agreement dated March 19, 2001, between the Company and MFC Bancorp Ltd. (7)

10.4	Agreement dated for reference May 15, 2000, between the Company and Maarten Reidel (7)

10.5	Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Company and Sutton Park International Ltd. (10)

10.6	Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Company and Med Net International Ltd. (11)

10.7	Preferred Stock Conversion Agreement dated December 21, 2000, between the Company and Dresden Papier GmbH (11)

10.8	Assignment Agreement dated December 29, 2000, among the Company, Mymetics S.A. and MFC Merchant Bank S.A. (1)

10.9	Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Company (1)

10.10	Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Company (16)

10.11	Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Company (16)

10.12	Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Company (16)

10.13	Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

10.14	Shareholder Agreement dated March 19, 2001, among theCompany, the Holders of Class B Exchangeable PreferentialNon-Voting Shares of 6543 Luxembourg S.A. signatory thereto and6543 Luxembourg S.A.(8)

10.15	Support Agreement dated March 19, 2001, between the Companyand 6543 Luxembourg S.A. (8)

10.16	1995 Qualified Incentive Stock Option Plan (12)

10.17	Amended 1994 Stock Option Plan (13)

10.18	2001 ICHOR Company Stock Option Plan (7)

10.19	Employment Agreement dated March 18, 2002, between the Company and Peter P. McCann (14)

10.20	Consulting Agreement dated August 31, 2001, between the Company and Michael K. Allio (8)

10.21	Amendment to Consulting Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.22	Employment Agreement dated March 18, 2002, between the Company and Dr. Joseph D. Mosca (15)

10.23	eparation Agreement and Release dated January 31, 2003,between the Company and Peter P. McCann (16)

10.24	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Robert Demers (8)

10.25	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Michael K. Allio (8)

10.26	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and John M. Musacchio (8)

10.27	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Patrice Pactol (8)

10.2	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Pierre-Francois Serres (8)

10.29	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Pierre-Francois Serres (16)

10.30	Director and Non-Employee Stock Option Agreement dated July 23 2002, between the Company and Patrice Pactol (16)

10.31	Director and Non-Employee Stock Option Agreement dated July 23,2002, between the Company and Robert Demers (16)

10.32	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and John M. Musacchio (16)

10.33	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Michael K. Allio (16)

10.34	Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.35	Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Company and Peter P. McCann (16)

10.36	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Peter P. McCann (16)

10.37	Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Company and Peter P. McCann (16)

10.38	Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Company and MFC Merchant Bank S.A. (16)

10.39	Third Amendment to the Credit Facility Agreement dated for Reference December 31, 2006, between MFC Merchant Bank, S.A. and the Company (17)

10.40	Fourth Amendment to the Credit Facility Agreement dated for Reference February 16, 2005, between MFC Merchant Bank, S.A. and the Company (17)

10.41	Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Company and Dr. Sylvain Fleury, Ph.D. (18)

10.42	Consulting Agreement dated for reference January 1, 2004, between the Company and Professor Marc Girard, DVM, D.Sc. (18)

10.43	Cooperation and Option Agreement dated March 10, 2005, between the Company and Pevion A.G. (18)

10.44	Consulting Agreement dated March 23, 2005, between the Company and Northern Light International. (18)

10.45	Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and theCompany (19)

10.46	Employment Agreement dated July 1, 2006, between the Company and Dr. Sylvain Fleury (20)

10.47	Employment Agreement dated July 1, 2006, between the Company and Christian Rochet (20)

10.48	Employment Agreement dated July 1, 2006, between the Company and Ernst Luebke (20)

10.49	License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd. (21)

10.50	Settlement Agreement dated March 19, 2007 between Mymetics and MFC Merchant Bank S.A. (22)

10.51	Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

10.52	Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

10.53	Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

10.54	Non-Executive Director Agreement dated 21 January between the Company and Mr Ernest M Stern.(24)

10.55	NGIN Material Transfer Agreement dated 11 February 2008 between the Company, Institute Cochin, Université Paris Descartes and Pevion Biotech.(25)

10.56	Acquisition & License Agreement dated 19 May 2008 between the Company and Pevion Biotech Ltd. (26)

10.57	Extension of Convertible Note Maturity Date Agreement dated 22 August 2008 between the Company, Anglo Irish Bank and Round Enterprises Ltd. (27)

10.58	Gp41 Manufacturing Technology Agreement dated 26 January 2009 between the Company and PX Therapeutics (28)

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

10.61
Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of   Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of Equity Securities, Financial Statements and Exhibits. (31)

10.62
Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of   Bestewil Holding B.V. and Virosome Biologicals B.V. including Statements and Exhibits. (32)

10.63
Election of Jacques-François Martin as a member of the Board of Directors and Chairman of the Board, resignation of Christian Rochet as President and CEO and agreement of Jacques-François    Martin to serve as President and CEO. (33)

10.64	Consulting Agreement dated September 1, 2009, between the Company and Mr. Christian Rochet.

10.65	Resignation of Ernest Luebke as Chief Finance Officer and Board member.

10.66	Resignation of Christian Rochet as Senior Advisor to the President.

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company's report on Form 8-K filedwith the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement onForm S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.

(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.

(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.

(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.

(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.

(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.

(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.

(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.

(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.

(c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and for the period from May 2, 1990 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from May 2, 1990 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 29, 2012

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011		2010
ASSETS
Current Assets
Cash	E	382	E	1,811
Receivables officer		-		13
Receivables other		61		87
Prepaid expenses		54		30

Total current assets		497		1,941
Property and equipment, net of accumulated depreciation of E239 and E212 at December 31, 2011 and 2010, respectively		49		76
License contract, net		-		2,357
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,483	E	13,311

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,025	E	1,340
Taxes and social costs payable		2		26
Current portion of notes payable to related parties, net of unamortized debt discount of NIL and E600 at December 31, 2011 and 2010, respectively		5,711		3,872
Total current liabilities		6,738		5,238
Convertible notes payable to related parties, less current portion		25,331		23,510
Convertible notes payable - other		-		2,718
Acquisition-related contingent consideration		5,753		3,212

Total liabilities		37,822		34,678

Shareholders' Equity (Deficit)

Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 276,017,339 at December 31, 2011 and 213,963,166 at December 31, 2010		2,322		1,888

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		-		-
Additional paid-in capital		32,732		29,602
Deficit accumulated during the development stage		(64,057)		(53,518)
Accumulated other comprehensive income		664		661
		(28,339)		(21,367)
	E	9,483	E	13,311

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2011 and 2010 and
the Period from May 2, 1990 (Inception) to December 31, 2011
(In Thousands of Euros, Except Per Share Data)

					Accumulated During Development Stage (May 2, 1990 to December 31,)
	2011		2010		2011
Revenues
Sales	E	150	E	150	E	660
Interest		3		4		42
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		1		68		69
Government grants		25		4		107
		179		226		1,652
Expenses
Research and development		1,343		3,083		25,092
General and administrative		1,520		3,320		22,845
Bank fee		3		1		941
Induced conversion cost		--		807		807
Interest		2,759		2,834		9,627
Change in the fair value of acquisition-related contingent consideration		2,541		1,276		2,203
Goodwill impairment		--		--		209
Depreciation		57		115		784
Amortization of intangibles		144		193		481
Impairment of license contract		2,213		--		2,213
Directors' fees		28		20		364
Other		109		1		120
		10,717		11,650		65,686
Loss before income tax provision		(10,538)		(11,424)		(64,034)
Income tax provision		(1)		(4)		(23)
Net loss		(10,539)		(11,428)		(64,057)

Other comprehensive income (loss) Foreign currency translation adjustment		3		(20)		664
Comprehensive loss	E	(10,536)	E	(11,448)	E	(63,393)
Basic and diluted loss per share	E	(0.05)	E	(0.06)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Period from May 2, 1990 (Inception) to December 31, 2011
(In Thousands of Euros)

	Date of Transaction	Number of Shares	Par Value		Additional Paid-in Capital		Deficit Accumulated During the Development Stage		Accumulated Other Comprehensive Income - Foreign Currency Translation Adjustment		Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	-	E	-	E	-	E	119
Net losses to December 31, 1999		-		-		-		(376)		-		(376)
Balance at December 31, 1999		33,311,361		119		-		(376)		-		(257)
Bank fee		-		-		806		-		-		806
Net loss for the year		-		-		-		(1,314)		-		(1,314)
Balance at December 31, 2000		33,311,361		119		806		(1,690)		-		(765)
Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		-		-		-
Issuance of stock purchase warrants in connection with credit facility	March 2001	-		-		210		-		-		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		-		-		-
Issuance of shares for bank fee	June 2001	225,144		3		(3)		-		-		-
Issuance of shares for cash	June 2001	1,333,333		15		2,109		-		-		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		-		-		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		-		-		600
Net loss for the year		-		-		-		(1,848)		-		(1,848)
Translation adjustment		-		-		-		-		100		100
Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693
Exercise of stock options	March 2002	10,000		-		8		-		-		8
Issuance of stock purchase warrants for bank fee	June 2002	-		-		63		-		-		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		-		-		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		-		-		-

Net loss for the year		-	-	-	(3,622)	-	(3,622)
Translation adjustment		-	-	-	-	97	97
Balance at December 31, 2002		50,944,505	579	4,035	(7,160)	197	(2,349)
Issuance of shares for services	September 2003	400,000	4	29	-	-	33
Shares retired	October 2003	(51)	-	-	-	-	-
Issuance of shares for services	November 2003	1,500,000	12	100	-	-	112
Issuance of shares for cash	December 2003	1,500,000	12	113	-	-	125
Issuance of stock purchase warrants for financing fee	December 2003	-	-	12	-	-	12
Net loss for the year		-	-	-	(2,786)	-	(2,786)
Translation adjustment		-	-	-	-	453	453
Balance at December 31, 2003		54,344,454	607	4,289	(9,946)	650	(4,400)
Issuance of shares for services	January 2004	550,000	5	27	-	-	32
Issuance of shares for cash	January 2004	2,000,000	17	150	-	-	167
Issuance of stock purchase warrants for financing fee	January 2004	-	-	40	-	-	40
Issuance of shares for cash	February 2004	2,500,000	21	187	-	-	208
Issuance of stock purchase warrants for financing fee	February 2004	-	-	62	-	-	62
Issuance of shares for services	April 2004	120,000	1	11	-	-	12
Issuance of shares for bank fee	May 2004	500,000	4	62	-	-	66
Issuance of shares for cash	May 2004	2,000,000	16	148	-	-	164
Issuance of shares for services	August 2004	250,000	2	26	-	-	28
Issuance of shares for cash	August 2004	1,466,667	12	128	-	-	140
Issuance of stock purchase warrants for financing fee	August 2004	-	-	46	-	-	46
Issuance of shares for services	September 2004	520,000	4	29	-	-	33
Issuance of shares for cash	September 2004	50,000	-	4	-	-	4
Issuance of shares for services	October 2004	2,106,743	16	132	-	-	148
Issuance of shares for services	November 2004	2,000,000	15	177	-	-	192
Issuance of shares for cash	November 2004	40,000	-	4	-	-	4
Net loss for the year		-	-	-	(2,202)	-	(2,202)
Translation adjustment		-	-	-	-	191	191
Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)
Issuance of shares for services	January 2005	500,000	4	83	-	-	87
Issuance of shares for services	March 2005	200,000	2	33	-	-	35
Issuance of shares for services	March 2005	1,500,000	11	247	-	-	258
Issuance of shares for services	April 2005	60,000	1	10	-	-	11
Issuance of shares for cash	May 2005	52,000	-	5	-	-	5
Issuance of shares for cash	June 2005	50,000	-	3	-	-	3
Issuance of shares for cash	June 2005	50,000	-	3	-	-	3
Issuance of shares for cash	June 2005	343,500	3	14	-	-	17
Issuance of shares for cash	June 2005	83,300	1	3	-	-	4

Issuance of shares for cash	June 2005	100,000	1	4	-	-	5
Issuance of shares for cash	July 2005	144,516	1	6	-	-	7
Issuance of shares for cash	July 2005	144,516	1	6	-	-	7
Issuance of shares for cash	July 2005	144,516	1	6	-	-	7
Issuance of shares for cash	August 2005	206,452	2	8	-	-	10
Issuance of shares for cash	August 2005	50,000	-	2	-	-	2
Issuance of shares for services	September 2005	500,000	4	8	-	-	12
Issuance of shares for services	September 2005	500,000	4	8	-	-	12
Issuance of shares for services	September 2005	500,000	4	8	-	-	12
Issuance of shares for services	September 2005	300,000	3	5	-	-	8
Issuance of shares for services	September 2005	68,000	1	1	-	-	2
Issuance of shares for services	September 2005	173,200	1	3	-	-	4
Issuance of shares for cash	October 2005	87,459	1	2	-	-	3
Issuance of shares for services	October 2005	185,000	2	6	-	-	8
Issuance of shares for cash	October 2005	174,918	1	5	-	-	6
Issuance of shares for cash	October 2005	116,612	1	3	-	-	4
Issuance of shares for cash	November 2005	116,611	1	3	-	-	4
Issuance of shares for cash	November 2005	390,667	3	3	-	-	6
Issuance of shares for services	November 2005	20,000	-	-	-	-	-
Issuance of shares for services	November 2005	20,000	-	-	-	-	-
Issuance of shares for services	November 2005	20,000	-	-	-	-	-
Issuance of shares for services	November 2005	500,000	5	9	-	-	14
Issuance of shares for services	December 2005	140,000	2	2	-	-	4
Issuance of shares for cash	December 2005	390,667	3	3	-	-	6
Issuance of shares for cash	December 2005	390,666	3	3	-	-	6
Issuance of shares for cash	December 2005	6,000,000	50	200	-	-	250
Net loss for the year		-	-	-	(1,939)	-	(1,939)
Translation adjustment		-	-	-	-	(98)	(98)
Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)
Issuance of shares for services	January 2006	2,500,000	21	31	-	-	52
Issuance of shares for cash	January 2006	4,000,000	33	132	-	-	165
Issuance of shares for services	January 2006	100,000	1	2	-	-	3
Issuance of shares for cash	March 2006	1,500,000	12	38	-	-	50
Issuance of shares for cash	March 2006	2,500,000	21	62	-	-	83
Issuance of shares for cash	March 2006	250,000	2	6	-	-	8
Issuance of shares for cash	March 2006	1,500,000	12	38	-	-	50
Issuance of shares for services	April 2006	100,000	1	4	-	-	5
Issuance of shares for cash	May 2006	300,000	2	3	-	-	5
Issuance of shares for cash	May 2006	300,000	3	7	-	-	10
Issuance of shares for cash	May 2006	2,350,000	18	82	-	-	100
Debt Conversion – non cash	May 2006	1,000,000	8	31	-	-	39
Issuance of shares for cash	June 2006	2,600,000	20	80	-	-	100
Debt Conversion – non cash	July 2006	1,000,000	8	72	-	-	80
Debt Conversion – non cash	July 2006	1,000,000	8	72	-	-	80
Debt Conversion – non cash	July 2006	1,000,000	8	72	-	-	80
Debt Conversion – non cash	July 2006	500,000	4	36	-	-	40
Issuance of shares for services	November 2006	300,000	2	4	-	-	6

Issuance of shares for cash	November 2006	1,300,000	10	90	-	-	100
Issuance of shares for cash	November 2006	1,280,000	10	90	-	-	100
Issuance of shares for cash	December 2006	1,320,000	10	90	-	-	100
Issuance of shares for cash	December 2006	1,320,000	10	90	-	-	100
Issuance of shares for cash	December 2006	330,000	3	22	-	-	25
Net loss for the year		-	-	-	(1,585)	-	(1,585)
Translation adjustment		-	-	-	-	4	4
Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)
Issuance of shares for cash	January 2007	650,000	5	45	-	-	50
Issuance of shares for services	January 2007	300,000	2	6	-	-	8
Issuance of shares for services	January 2007	200,000	2	4	-	-	6
Issuance of shares for services	January 2007	250,000	2	5	-	-	7
Issuance of shares for services	February 2007	250,000	2	5	-	-	7
Issuance of shares for cash	February 2007	1,420,000	11	99	-	-	110
Issuance of shares for cash	February 2007	325,000	2	22	-	-	24
Issuance of shares for cash	March 2007	650,000	5	45	-	-	50
Issuance of shares for cash	March 2007	8,712,000	115	875	-	-	990
Debt Conversion – non cash	March 2007	12,500,000	94	2,505	-	-	2,599
Issuance of shares for services	April 2007	100,000	1	13	-	-	14
Issuance of shares for services	April 2007	200,000	1	25	-	-	26
Issuance of shares for services	April 2007	1,000,000	7	67	-	-	74
Issuance of shares for cash	May 2007	1,000,000	7	140	-	-	147
Issuance of shares for cash	May 2007	750,000	6	105	-	-	111
Debt Cancellation – non cash	May 2007	-	-	242	-	-	242
Debt Conversion – non cash	June 2007	9,469,000	70	891	-	-	961
Issuance of shares for cash	June 2007	5,393,000	40	760	-	-	800
Issuance of shares for services	June 2007	261,250	2	25	-	-	27
Issuance of shares for services	June 2007	261,250	2	25	-	-	27
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	-	-	337
Issuance of shares for officer compensation	June 2007	2,500,000	19	318	-	-	337
Issuance of shares for officer compensation	June 2007	4,000,000	30	508	-	-	538
Issuance of shares for officer compensation	June 2007	1,000,000	7	127	-	-	134
Issuance of shares for officer compensation	June 2007	6,000,000	45	762	-	-	807
Issuance of shares for services	June 2007	135,000	1	12	-	-	13
Issuance of shares for cash	June 2007	2,250,000	17	12	-	-	29
Issuance of shares for cash	July 2007	5,550,000	42	1,208	-	-	1,250
Issuance of shares for cash	August 2007	933,333	7	193	-	-	200
Issuance of shares for services	August 2007	1,000,000	7	66	-	-	73
Issuance of shares for services	August 2007	1,000,000	7	66	-	-	73
Issuance of shares for services	August 2007	100,000	1	7	-	-	8
Issuance of shares for services	September 2007	300,000	2	21	-	-	23
Issuance of shares for cash	September 2007	1,666,667	12	344	-	-	356
Cancellation of shares for collateral	September 2007	(2,000,000)	-	-	-	-	-
Issuance of shares for cash	October 2007	2,350,000	17	483	-	-	500
Issuance of shares for cash	November 2007	2,966,666	21	623	-	-	644
Issuance of shares for services	December 2007	500,000	3	48	-	-	51

Net loss for the year		-	-	-	(9,294)	-	(9,294)
Translation adjustment		-	-	-	-	(75)	(75)
Balance at December 31, 2007		187,463,630	1,697	18,401	(24,966)	672	(4,196)

Issuance of shares for services	January 2008	800,000	6	79	-	-	85
Issuance of shares for services	January 2008	200,000	1	20	-	-	21
Issuance of shares for cash	February 2008	1,000,000	7	326	-	-	333
Issuance of shares for services	March 2008	500,000	3	73	-	-	76
Issuance of shares for services	March 2008	500,000	3	73	-	-	76
Issuance of shares for cash	June 2008	300,000	2	94	-	-	96
Issuance of shares for cash	June 2008	1,300,000	8	492	-	-	500
Issuance of shares for services	July 2008	2,000,000	13	239	-	-	252
Issuance of shares for services	August 2008	250,000	2	39	-	-	41
Issuance of shares for cash	December 2008	1,000,000	7	319	-	-	326
Net loss for the year		-	-	-	(6,938)	-	(6,938)
Translation adjustment		-	-	-	-	13	13
Balance at December 31, 2008		195,313,630	1,749	20,155	(31,904)	685	(9,315)

Issuance of shares for services	March 2009	250,000	2	36	-	-	38
Issuance of stock options for acquisition	April 2009	-	-	601	-	-	601
Issuance of shares for services	May 2009	250,000	1	27	-	-	28
Issuance of shares for services	September 2009	250,000	2	21	-	-	23
Net loss for the year		-	-	-	(10,186)	-	(10,186)
Translation adjustment		-	-	-	-	(4)	(4)
Balance at December 31, 2009		196,063,630	1,754	20,840	(42,090)	681	(18,815)

Issuance of shares for services	March 2010	200,000	2	18	-	-	20
Issuance of warrant with debt	July 2010	-	-	1,200	-	-	1,200
Induced conversion cost	September 2010	-	-	807	-	-	807
Warrant modification cost	September 2010	-	-	484	-	-	484
Issuance of shares for services	September 2010	1,550,000	12	147	-	-	159
Issuance of shares on conversion of debt	September 2010	16,149,536	120	5,868	-	-	5,988
Stock compensation expense - options		-	-	238	-	-	238
Net loss for the year		-	-	-	(11,428)	-	(11,428)
Translation adjustment		-	-	-	-	(20)	(20)
Balance at December 31, 2010		213,963,166	1,888	29,602	(53,518)	661	(21,367)

Issuance of shares on conversion of debt	September 2011	41,542,722		289		2,029		-		-		2,318
Issuance of shares on conversion of debt	December 2011	20,511,451		145		1,015		-		-		1,160
Stock compensation expense - options		-		-		86		-		-		86
Net loss for the year		-		-		-		(10,539)		-		(10,539)
Translation adjustment		-		-		-		-		3		3
Balance at December 31, 2011		276,017,339	E	2,322	E	32,732	E	(64,057)	E	664	E	(28,339)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010 and
the Period from May 2, 1990 (Inception) to December 31, 2011
(In Thousands of Euros)

						Total Accumulated During Development Stage (May 2, 1990 to December 31,)
	2011		2010			2011
Cash Flows from Operating Activities
Net loss	E	(10,539)	E	(11,428)	E	(64,057)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		2,541		1,276		2,203
Depreciation		57		115		784
Amortization of intangibles		144		193		481
Impairment of license contract		2,213		-		2,213
Goodwill impairment		-		-		209
Fees paid in warrants		-		-		223
Gain on sales of equipment		(1)		(68)		(69)
Gain on extinguishment of debt		-		-		(774)
Services and fees paid in common stock		-		179		5,403
Stock compensation expense-options		86		238		324
Amortization of debt discount		600		600		1,410
Induced conversion cost		-		807		807
Warrant modification cost		-		484		484
Changes in operating assets and liabilities,
Receivables		39		(55)		9
Accounts payable		(315)		(200)		1,606
Taxes and social costs payable		(24)		(15)		2
Other		(24)		4		(9)
Net cash used in operating activities		(5,223)		(7,870)		(48,751)

Cash Flows from Investing Activities
Patents and other		-		-		(393)
Proceeds from sale of equipment		-		137		137
Purchase of property and equipment		(29)		(28)		(280)
Acquisition of subsidiary, net of cash acquired of E58		-		-		(4,942)
Cash acquired in reverse purchase		-		-		13
Net cash provided by investing activities		(29)		109		(5,465)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock and warrants		-		-		11,630
Borrowings from shareholders		-		-		972
Increase in notes payable and other short-term advances		3,820		6,633		42,952
Decrease in notes payable and other short-term advances		-		-		(1,490)
Loan fees		-		-		(130)
Net cash provided by financing activities		3,820		6,633		53,934
Effect of foreign exchange rate on cash		3		(20)		664
Net increase (decrease) in cash		(1,429)		(1,148)		382
Cash, beginning of period		1,811		2,959		-
Cash, end of period	E	382	E	1,811	E	382
Non-cash investing and financing activities
Issuance of warrant in conjunction with note payable	E	-	E	1,200

Issuance of shares on conversion of notes payable	E	3,478	E	5,988

   The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.  On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i)Herpes Simplex which is at the pre-clinical stage, (ii)influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage.

These financial statements have been prepared treating the Company as a development stage company. As of December 31, 2011, the Company had not performed any stage III clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenue. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E64,057 at December 31, 2011. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company's current liabilities exceed its current assets by E6,241 as of December 31, 2011, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Cash and Cash Flow Disclosure

Cash deposits are occasionally in excess of insured amounts. No interest was paid in 2011 and 2010.

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2011 and 2010 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.

License Contract

The license contract was acquired as part of the acquisition of Bestewil. It was amortized over 14 years on a straight-line basis until September 2011. The license agreement with Solvay was reclaimed by Mymetics in October 2011, therefore the remaining value of the license was written-off.

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

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment, and the license contract, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the assets exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs. As described above, the license contract has been fully impaired and written off in 2011.

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

The Company has conducted its impairment testing as of April 1, of 2011 and 2010 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed and no impairment has been recognized in 2011 and 2010.

Contingent Consideration

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of the consideration for the Bestewil acquisition, the Company is contractually obligated to pay additional purchase price consideration upon achievement of certain commercial milestones and future royalties. Therefore, the Company is required to update the assumptions at each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied. Because of incertainties inherent in estimates, it is at least reasonably possible that a change in the estimate of the contingent consideration will occur in the near term.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2011 or 2010.  The Company’s United States tax returns are open to audit for the years ended December 31, 2008 to 2011. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2011. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2011. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2011.

Earnings per Share

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares (including shares issuable) was 229,252,148 for the year ended December 31, 2011 and 202,059,230 for the year ended December 31, 2010. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the year ended December 31, 2011, the total potential number of shares issuable of 162,999,838 includes 107,038,888 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,742,500 potential issuable shares related to outstanding options granted to employees. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the year ended December 31, 2010, the total potential number of shares issuable of 138,634,271 includes 82,623,321 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,792,500 potential issuable shares related to outstanding options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2011 or 2010. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered. For the year ended December 31, 2010, 1,750,000 shares with a fair value of E179, were issued to individuals as fee for services rendered. No shares were issued as fee for services rendered in the year ended December 31, 2011.

Mymetics didn’t grant any stock options to employees in 2011. See Note 5.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, receivables, accounts payable, taxes and social costs payable, acquisition-related contingent consideration, and notes payable. The carrying value of cash, receivables, accounts payable, and taxes and social costs payable approximates their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Management believes that it is not practicable to estimate the fair value of the notes payable due to the unique nature of these instruments.

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

Recently Issued Accounting Standards

No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Receivables

	2011		2010

Receivable officer	E	--	E	13
Receivable other		61		261

		61		274
Allowance for doubtful accounts		--		(174)

	E	61	E	100

Note 3. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and a partner in Akerman Senterfit LLP, the firm retained as legal counsel by the Company. Fees paid to the law firm in the years ended December 31, 2011 and 2010, amounted to E64 and E111, respectively.

Three of the Company’s major shareholders have made available an aggregate E28,200 in the form of notes payable including interest. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

During the year ending December 31, 2011, two short term convertible loans with a carrying amount of E3,478 were converted into Mymetics common shares at a conversion price of $0.08 per share with an exchange rate of $1.427 per Euro.

The details of these notes and other loans and contingent liabilities are as follows:

								Fixed
								EUR/USD
				Dura-	Inter-	Conversion		Rate
Lender	1st-Issue	Principal		tion	est	Price		Conver-
Price	Date	Amount		(Note)	Rate	(stated)		sion

Norwood Secured Loan	04/03/2009	E	2,500	(5)	5% pa	$	US 0.50	1.2812
Round Enterprises Ltd.	12/09/2010	E	1,100	(7)	5% pa	None		N/A
Round Enterprses Ltd.	08/04/2011	E	926	(8)	10% pa	None (10)		N/A
Eardley Holding A.G.	08/04/2011	E	232	(8)	10% pa	None(10)		N/A
Round Enterprises Ltd.	11/08/2011	E	400	(9)	10% pa	None (10)		N/A
Eardley Holding A.G.	11/08/2011	E	100	(9)	10% pa	None (10)		N/A

Total Short Term Principal Amounts		E	5,258
Accrued Interest		E	453

Total Short Term Notes to Payable to Related Parties		E	5,711

Eardley Holding A.G. (1)	06/23/2006	E	147	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$	US 0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$	US 0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$	US 0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$	US 0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1.4338

Total Long Term Principal Amounts		E	19,847
Accrued Interest		E	5,484

Total Long Term Convertible Notesto Related Parties		E	25,331

Total Convertible Notesto Related Parties		E	31,042

Norwood Contingent Liability		E	5,753	(6)

TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	36,795

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

(7) The loan has matured on December 16, 2011. A subsequent agreement has been made to convert the loan, including the accrued interest as of February 9, 2012, into 19,301,474 shares at a conversion price of $0.08 per share.

(8) The loans expire the earlier of (i) January 31, 2012 or (ii) upon an event of default. The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively. As per February 14, 2012, a subsequent amendment has been made to the maturity date that has been extended to June 30, 2012.

(9) The loans expire the earlier of (i) February 29, 2012 or (ii) upon an event of default. As per February 14, 2012, a subsequent amendment has been made to the maturity date that has been extended to June 30, 2012.

(10) The conversion feature is contingent on an investment in the Company of not less than $20,000. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment.

Required future payments on long-term debt are as follows as of December 31, 2011:

2012	E	5,711
Contingent liability to Norwood (milestones and royalties)		5,753
Contingent on ability to repay		25,331

	E	36,795

Note 4. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2011		2010

U.S. Federal statutory rates on loss from operations	E	(3,583)	E	(3,884)
Effect of foreign statutory rate differences		84		80
Effect of exchange rate changes		(371)		(1,182)
Expiration/disallowance of net operating loss carryforwards		1,785
Permanent differences		866		873
Increase in valuation allowance		1,235		4,087
Other		(15)		30

Income tax provision	E	1	E	4

Deferred tax asset is composed of the following:

	2011		2010

Licenses capitalized for United States tax purposes	E	1,212	E	1,252
License contract basis difference		--		(801)
IPR&D basis difference		(802)		(770)
Stock options		110		81
Other		--		59
Net operating loss carry forwards
United States		15,770		15,401
Switzerland		781		669
The Netherlands		447		335
Luxembourg		178		176

		17,696		16,462
Less valuation allowance for deferred tax asset		(17,696)		(16,462)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, Netherlands and Luxembourg operations. At December 31, 2011, the Company had estimated net operating loss carry forwards which expire as follows (the Luxembourg losses do not expire):

	United States		Luxembourg		Switzerland		The Netherlands

2012		1,093		--		--		--
2013		--		--		--		--
2014		--		--		--		--
2015		--		--		--		--
2016						1,345		--
2017-2031		44,250		--		1,707		1,789
Perpetual		--		810		--		--
	E	45,343	E	810	E	3,052	E	1,789

Note 5. Stock Options

2001 Qualified Incentive Stock Option Plan

The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors.

No options were issued in the year ended December 31, 2011.

For the year ended December 31 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company with a weighted-average grant-date fair value of $0.11 per option. Incentive stock options were awarded on June 30, 2010, for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 1,850,000 vested immediately and 1,500,000 vest in equal quantities over the next three years. As part of the employment contract with the CFO of Mymetics, 1,000,000 employee incentive stock options were issued on July 1, 2010 with an exercise price of USD 0.19 per share, of which 250,000 vested immediately and 750,000 vest in equal quantities over the next two years.

The Company recognized compensation expense related to the issued option grants of E86 and E238 for the years ended December 31, 2011 and 2010, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, a total of 1,500,000 shares of common stock with E53 unrecognized compensation cost are unvested. The unrecognized compensation cost is expected to be recognized over a weighted average period of one year.

A summary of activity related to stock options under the 2001 Stock Option Plan  is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding,December 31, 2009	442,500	$0.12 to $3.50	$0.97
Granted	4,350,000	$0.14 to $0.19	$0.15
Expired	--	--	--

Outstanding,December 31, 2010	4,792,500	$0.12 to $3.50	$0.23
Granted	--	--	--
Expired	(50,000)	$2.50	$2.50

Outstanding,December 31, 2011	4,742,500	$0.12 to $3.50	$0.20	7.55	$--

Exercisable,December 31, 2011	3,242,500	$0.12 to $0.19	$0.22	7.27	$--

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of our common stock.

The range of exercise prices for options outstanding under the 2001 Stock Option Plan at December 31, 2011 are as follows:

Number of
shares	Exercise Price

17,500	$3.50
50,000	$3.15
100,000	$0.55
1,000,000	$0.19
3,425,000	$0.14
150,000	$0.12

A summary of the status of the Company’s nonvested options as of December 31, 2011 and changes during the year ended December 31, 2011 are presented below:

	Number of
	Shares	Weighted Average
	Underlying	Grant Date Fair
Nonvested options	Options	Value

Nonvested at December 31, 2010	2,250,000	$0.12
Granted		--
Vested	(750,000)	$0.16
Nonvested at December 31, 2011	1,500,000	$0.10

The estimated fair value of the options on the date of grant was calculated using Black Scholes option pricing model and the following assumptions for 2010 issuances:

Closing market price of common stock	$0.135 - $0.16
Estimated volatility	140.31% - 140.40%
Risk free interest rate	3.00%
Expected dividend rate	--
Expected life	1.5 - 3.9 years

As of December 31, 2011, the 2001 Stock Option Plan has 207,500 shares available for future grants of stock options.

Not included in the above table are 19,218,450 options issued as part of the acquisition of Bestewil described in Note 7. Also not included is a warrant for 32,000,000 shares of common stock exercisable at $0.25 per share issued to Round Enterprises as part of a loan agreement in 2010.

The Company will issue new shares upon the exercise of any options.

Note 6. Commitments and Contingencies

Total rent expense per year was E174 for 2011 and E194 for 2010. A penalty of E54 has been paid for dropping the option on the additional space planned for a laboratory in Epalinges. The lease of the Company’s Nyon, Switzerland facility expired in 2011; the lease of the Company’s Lausanne, Switzerland facilities expires in 2016 and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2013.

Future lease payments expected on the above office leases are as follows for the years ending December 31:

Office Rent Expected	2012		2013		2014		2015		2016

LAUSANNE	E	46	E	46	E	46	E	46	E	38
LEIDEN	E	86	E	57	E	--	E	--	E	--

TOTAL	E	132	E	68	E	46	E	46	E	38

As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2012.

Note 7. Acquisition of Bestewil

On April 1, 2009 Mymetics and Norwood Immunology Limited (NIL) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”)raised from bridge financing (the “Bridge Loan”)and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. The advantage of this lower conversion price for the providers of the Bridge Loan has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms is recorded as an expense of E807.

Since the Company  reduced the conversion price of the Bridge Loan to finance the acquisition from $0.80 to $0.50 in September 2010, the result is that the option now allows NIL to acquire 19,218,450 shares of common stock. Prior to this, the option allowed NIL to acquire 12,011,531 shares of common stock at $0.80 per share. The difference between the fair value calculation of the option at the original exercise price of $0.80 and the now established $0.50 per share is E484 and has been recorded as a general and administrative expense and an increase in additional paid-in capital. The fair values were calculated with standard Black Scholes methodology using the following assumptions:

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

Note 8. Fair Value Measurements

As of December 31, 2011, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.

The Company’s acquisition-related contingent consideration is measured at fair value on a recurring basis using Level 3 inputs.

The following table presents changes to the Company’s acquisition-related contingent consideration for the years ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	2011		2010

Balance at January 1	E	3,212	E	1,936
Change in fair value recorded in earnings		2,541		1,276
Balance at December 31	E	5,753	E	3,212

The fair value recorded as of December 31, 2010 was determined based on a projection period ending in 2023, which corresponds to the lifetime of the underlying patents. This projection period has been extended to 2030 based on management’s revised assessment of the Company’s ability to generate new patents from its research, in the fair value calculation performed as December 31, 2011. At the time of the acquisition the RSV vaccine was originally planned to be out-licensed after the pre-clinical phase with potential royalties of 2%. Management’s new plan is to bring the RSV vaccine through a Phase I and II, which adds considerable value and changes expected royalties to 10% and therefore increased the liability due to NIL. Additionally, the contingent consideration related to the intra-nasal influenza vaccine has been reduced to zero, as it is very unlikely that the Phase III clinical trial will start before April 1, 2013, now that the Company has regained the rights to the influenza vaccine technology.

Note 9. Intangible Assets

Intangible assets consisted of the following at December 31, 2011 and December 31, 2010:
	December 31, 2011		December 31, 2010
Indefinite-lived intangibles:
In process research and development	E	2,266	E	2,266
Definite-lived intangibles:
License contract	E	--	E	2,694
Less accumulated amortization		--		(337)
		--		2,357
Other intangibles, net	E	2,266	E	4,624

During the year ended December 31, 2011, the license contract has been returned to Mymetics and therefore it has been fully impaired and written off.

Amortization of intangibles amounting to E144 and E193 has been recorded during the years ended December 31, 2011 and 2010, respectively.

Note 10. Subsequent Events

On January 30, 2012, Jacques-François Martin resigned as President and CEO of the Company effective no later than May 1, 2012 in accordance with the notice requirement in his employment agreement with Mymetics, stating his desire to spend more time with his family. Jacques-François Martin intended to remain as Chairman of the Board for the foreseeable future. On March 23, 2012 we announced that in connection with our financing efforts and decision to pursue new strategic alternatives, including moving our headquarters to the United States, we appointed Dr. Christopher S. Henney to be Chairman of our Board of Directors and Grant Pickering to be President and CEO and a member of our Board of Directors. We also added Ulrich Burkhard, Managing Partner and Director of the Marcuard Family Office, as a director. Concurrent with the appointment of these three individuals to these Board and executive positions, Jacques-François Martin resigned as Chairman of our Board of Directors and Sylvain Fleury, Christian Rochet and Martine Reindle resigned as members of our Board of Directors.

On February 10, 2012, the expired loan from Round Enterprises dated December 9, 2010, with a value of E1,100 and maturity date December 16, 2011 has been agreed to be converted into 19,301,474 Mymetics common shares. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

On February 14, 2012, an amendment was made to the maturity date of the $1,200 and the €400 convertible notes of Round Enterprises dated August 4, 2011 and November 8, 2011, respectively. On the same date the maturity date was also amended for the convertible notes of Eardley Holding of $300 and €100, dated August 4, 2011 and November 8, 2011, respectively. The new maturity date for these four loans has been amended to June 30, 2012.

On February 17, 2012, two new convertible loans from the company’s main shareholders have been contracted for a total of E1,200,000 and bearing an interest rate of 10%.The maturity date is June 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Jacques-François Martin

Name: Jacques-François Martin
Title: Chief Executive Officer and Director
March 29, 2012

By:	/s/ Sylvain Fleury

Name: Sylvain Fleury, Ph.D.
Title: Chief Scientific Officer and Director
March 29, 2012

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 29, 2012

By:	/s/ Dr. Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 29, 2012

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

Signature	Title

/s/ Jacques-François Martin	Chief Executive Officer and Director
Jacques-François Martin	(Principal Executive Officer)

March 29, 2012

/s/ Ronald Kempers	Chief Financial Officer
Ronald Kempers	(Principal Financial and Accounting Officer)

March 29, 2012

/s/ Sylvain Fleury	Chief Scientific Officer and Director
Sylvain Fleury, Ph.D.

March 29, 2012

/s/ Ernest Stern	Director
Ernest Stern

March 29, 2012

/s/ Dr.Thomas Staehelin	Director
Thomas Staehelin

March 29, 2012