Form 10-Q
period 2012-03-31
MYMETICS CORP
filed 2012-05-11
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2012
Common Stock, $0.01 par value	295,318,813

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	March 31,		December 31,
	2012		2011

ASSETS
Current Assets
Cash	E	619	E	382
Receivable other		52		61
Prepaid expenses		54		54
Total current assets		725		497

Property and equipment, net of accumulated depreciation of E276 at March 31, 2012 and E239 at December 31, 2011		37		49
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,699	E	9,483

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,203	E	1,025
Taxes and social costs payable		2		2
Current portion of notes payable to related
Parties		5,810		5,711
Total current liabilities		7,015		6,738

Convertible notes payable to related parties, less current portion		25,765		25,331
Acquisition-related contingent consideration		6,547		5,753
Total liabilities		39,327		37,822

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 295,318,813 at March 31, 2012 and 276,017,339 at December 31, 2011		2,468		2,322

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,766		32,732
Deficit accumulated during the development stage		(66,524)		(64,057)
Accumulated other comprehensive income		662		664
		(29,628)		(28,339)
	E	9,699	E	E 9,483

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

					TOTAL ACCUMULATED
	FOR THE THREE		FOR THE THREE		DURING THE
	MONTHS ENDED		MONTHS ENDED		DEVELOPMENT STAGE
	MARCH 31, 2012		MARCH 31, 2011		AS OF MARCH 31, 2012
Revenue
Sales	E	--	E	37	E	660
Interest		--		1		42
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		1		69
Government grants		--		--		107
		--		39		1652
Expenses
Research and development		786		440		25,878
General and administrative		368		416		23,213
Bank fee		2		1		943
Induced conversion cost		--		-		807
Interest		529		819		10,156
Change in the fair value of acquisition-related contingent consideration		794		--		2,997
Goodwill impairment		--		--		209
Depreciation		12		14		796
Amortization of intangibles		--		48		481
Impairment of license contract		--		--		2,213
Directors' fees		8		5		372
Other		(32)		(8)		88
		2,467		1,735		68,153
Loss before income tax provision		(2,467)		(1,696)		(66,501)
Income tax provision		--		(4)		(23)
Net loss		(2,467)		(1,700)		(66,524)
Other comprehensive income (loss)
Foreign currency translation adjustment		(2)		-5		662
Comprehensive loss	E	(2,469)	E	(1,705)	E	(65,862)
Basic and diluted loss per share	E	(0.01)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

						TOTAL ACCUMULATED
	FOR THE THREE		FOR THE THREE			DURING THE
	MONTHS ENDED		MONTHS ENDED			DEVELOPMENT STAGE
	MARCH 31, 2012		MARCH 31, 2012			AS OF MARCH 31, 2012
Cash Flow from Operating Activities
Net loss	E	(2,467)	E	(1,700)	E	(66,524)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		794		--		2,997
Depreciation		12		14		796
Amortization of intangibles		--		48		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		(1)		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		15		29		339
Amortization of debt discount		--		300		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities,
Receivables		9		(122)		18
Accounts payable		178		(136)		1,784
Taxes and social costs payable		--		(24)		2
Other		--		(3)		(9)
Net cash used in operating activities		(1,459)		(1,595)		(50,210)

Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		4		137
Purchase of property and equipment		--		--		(280)
Acquisition of subsidiary,		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		--		4		(5,465)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		1,698		510		44,650
Decrease in notes payable and other short-term advances		--		--		(1,490)
Loan fees		--				(130)
Net cash used in financing activities		1,698		510		55,632

Effect on foreign exchange rate on cash		(2)		(5)		662
Net change in cash		237		(1,086)		619

Cash, beginning of period		382		1,811		--
Cash, end of period	E	619	E	725		619
Supplemental Noncash Financing Activity: Issuance of shares on conversion of notes payable	E	1,165	E	--

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2012 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage (ii) Herpes Simplex which is at the pre-clinical stage, and (iii) intra-nasal influenza which has finished a clinical trial Phase I.

These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2012, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E66,524 at March 31, 2012. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E6,290 as of March 31, 2012, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

CASH

Cash deposits are occasionally in excess of insured amounts. No interest was paid for the three months ended March 31, 2012 and 2011, respectively.

REVENUE RECOGNITION

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowance at March 31, 2012 and at December 31, 2011 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed and no impairment has been recognized in 2011.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2012 or at December 31, 2011.  The Company’s United States tax returns are open to audit for the years ended December 31, 2008 to 2011. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2011. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2011. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2011.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. The weighted average number of shares was 286,834,649 and 213,963,166 for the three months ended March 31, 2012 and 2011, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the three months ended March 31, 2012, the total potential number of shares issuable of 145,545,352 includes 89,634,402 potential issuable shares related to  convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,692,500 potential issuable shares related to outstanding not expired options granted to employees. For the three months ended March 31, 2011, the total potential number of shares issuable of 140,082,223 includes 84,121,273 potential issuable shares related to  convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,742,500 potential issuable shares related to outstanding options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2012.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2012 or in the three months ended March 31, 2011.

Mymetics didn’t grant any stock options to employees in 2011 or during the three month period ending March 31, 2012.

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
Level  2-Inputs other than Level 1 that are observable, either directly orindirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level  3-Unobservable inputs that are supported by little or no market activityand that are significant to the fair value of the assets or liabilities.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company generally has the following financial instruments: cash, receivables, accounts payable, taxes and social costs payable, acquisition-related contingent consideration and notes payable. The carrying value of cash, receivables, accounts payable, and taxes and social costs payable approximates their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Management believes it is not practicable to estimate the fair value of the notes payable due to the unique nature of these instruments.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E20 and E25 for the period of three months ending March 31, 2012 and 2011, respectively.

COMMITMENTS

As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013. The fourth milestone payment of E200 is due on December 23, 2012.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at March 31, 2012 and December 31, 2011.

During the year ended December 31, 2011, a license contract intangible asset was  returned to Mymetics and therefore it has been fully impaired and written off. Amortization of intangibles amounting to E48 has been recorded during the three months ended March 31, 2011 and none for the respective period in 2012.

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

The fair value of the contractual obligations to pay the contingent consideration is determined based on a risk-adjusted, discounted cash flow approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant cash flows are discounted using a discount rate of 13.9%, which the Company believes is appropriate and is representative of a market participant assumption.

The fair value of the contingent consideration due to NIL according to the achievement of certain milestones and royalties on the vaccines RSV, HSV and Influenza is estimated at E6,547 as of March 31, 2012. Due to the termination of the licence contract with Abbott for the influenza patent in October 2011, the portion of the contingent consideration liability related to influenza is nil as of March 31, 2012.

The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending March 31, 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on		Measurement		As adjusted on
	December 31,2011		Adjustment		March 31, 2012

Royalties for RSV	E	3,216	E	236	E	3,452
Royalties for HSV	E	2,537	E	558	E	3,096
Royalties for Influenza Vaccines	E	--	E	--	E	--

Total Contingent Consideration	E	5,753	E	794	E	6,547

During the three month period ending March 31, 2012, the fair value of the acquisition-related contingent consideration increased by E794 compared to the period ending December 31, 2011. The increase is due to a decrease in time as the milestones become closer.

The fair value recorded as of March 31, 2012 was determined based on a projection period ending in 2030 which corresponds to the lifetime of the underlying patents and management’s assessment of the Company’s ability to generate new patents from its research. The RSV vaccine is planned to be out-licensed after a Phase II. The contingent consideration related to the intra-nasal influenza vaccine has been reduced to zero, as it is very unlikely that the Phase III clinical trial will start before April 1, 2013, now that the Company has regained the rights to the influenza vaccine technology.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E28,700 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On February 10, 2012, the expired loan from Round Enterprises dated December 9, 2010, with a principal balance of E1,100 and maturity date December 16, 2011 has been agreed to be converted into 19,301,474 Mymetics common shares. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

On February 14, 2012, an amendment was made to the maturity date of the $1,200 and the E400 convertible notes of Round Enterprises dated August 4, 2011 and November 8, 2011, respectively. On the same date the maturity date was also amended for the convertible notes of Eardley Holding of $300 and E100, dated August 4, 2011 and November 8, 2011, respectively. The new maturity date for these four loans has been amended to June 30, 2012.

On February 17, 2012, two new convertible loans from the Company’s main shareholders have been contracted for a total of E1,200 bearing an interest rate of 10%.The maturity date is June 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

The details of the convertible notes, loans and contingent liabilities are as follows at March 31, 2012:

							Fixed
							EUR/USD
						Conversion	Rate for
	1st-Issue	Principal		Duration	Interest	Price	Conversion
Lender	Date	Amount		(Note)	Rate	(stated)	Price

Norwood Secured Loan	04/03/2009	E	2,500	(5)	5% pa	$ US 0.50	1.2812
Round Enterprises Ltd.	08/04/2011	E	899	(7)	10% pa	None(9)	N/A
Eardley Holding A.G.	08/04/2011	E	225	(7)	10% pa	None(9)	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(8)	10% pa	None(9)	N/A
Eardley Holding A.G.	11/08/2011	E	100	(8)	10% pa	None(9)	N/A
Round Enterprises Ltd.	02/17/2012	E	1,000	(8)	10% pa	None(9)	N/A
Eardley Holding A.G.	02/17/2012	E	200	(8)	10% pa	None(9)	N/A
		E	5,324
Total Short Term Principal Amounts		E	486
Accrued Interest
Total Short Term Notes
Payable to Related Parties		E	5,810

Eardley Holding A.G. (1)	06/23/2006	E	142	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1.409
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$	US 0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$	US 0.50	1.538
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1.265
Round Enterprises Ltd.	02/9/2009	E	1,500	(2)	10% pa	$	US 0.50	1.294
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1.43
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$	US 0.80	1.44
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1.4338
Total Long Term Principal Amounts		E	19,842
Accrued Interest		E	5,923
Total Long Term Convertible Notes to Related Parties		E	25,765
Total Convertible Notes to Related Parties		E	31,575
Norwood Contingent Liability		E	6,547	(6)
TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	38,122

(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2) The earlier of: (i) the date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3) Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4) The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of April 1st, 2012 and bearing interest at 5% per annum. The note is secured against 1/3rd of Bestewil common stock. Mymetics has subsequently renegotiated the loan with NIL (see note 6).

(6) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(7) The loans expire the earlier of (i) June 30, 2012 or (ii) upon an event of default. The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

(8) The loans expire the earlier of (i) June 30, 2012 or (ii) upon an event of default.

(9) The conversion feature is contingent on an investment in the Company of not less than $20,000. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment.

Required future payments on long-term debt are as follows as of March 31, 2012:

2012	E	5,810
Contingent liability to Norwood (milestones and royalties)		6,547
Contingent on ability to repay		25,765
	E	38,122

Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until now. The Company is in discussions with certain potential investors and lenders to meet the Company’s expenses during the next six months and beyond.

Note 6. Subsequent Events

On April 19, 2012, Mymetics has agreed with Norwood Immunology Ltd. (NIL) to amend the terms and conditons of the E2,500 loan that expired on April 1, 2012. The amended agreement resulted in the payment E402 covering all the accrued interest due to NIL on April 20, 2012 and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the case Mymetics is not able to close the investment of not less than $20,000 before or on September 30, 2012, the terms of the loan will revert to the original terms and the loan and accrued interest becomes immediately payable as the loan would be in default.

On April 19, 2012, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E322 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

On May 4, 2012, Round Enterprises Ltd. and Eardley Holding AG each agreed to provide a convertible loan of E480 and E120, respectively, with a 10% interest per annum and a maturity date of July 31, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2012 and 2011 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2011 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2011.

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue was nil for the three months ended March 31, 2012, as the license agreement with Solvay was terminated in October 2011. Revenue in the three months ending March 31, 2011 was E39. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses increased to E2,467 for the three months ended March 31, 2012 from E1,735 (42.2%) for the three months ended March 31, 2011, mainly due to a change in the acquisition-related contingent consideration and increase in research and development expenses.

Research and development expenses increased to E786 in the current period from E440 (78.6%) in the comparative period of 2011. The increase of R&D was due to the invoice received from INSERM related to a E400 milestone payment. This payment is under negotiation between Mymetics and INSERM.

General and administrative expenses decreased to E368 in the three months ended March 31, 2012 from E416 (-11.5%) in the comparative period of 2011. This was mainly due to reduction in payroll incurred in the period ended March 31, 2012.

Interest expense decreased to E529 for the three months ended March 31, 2012 from E819 for the three months ended March 31, 2011. This was mainly related to the conversion of notes payable into shares of common stock in 2012 and at the end of 2011.

A reassessment of fair value required an E794 increase in the acquisition-related contingent consideration liability during the three months ended March 31, 2012 mainly due to the fact that the time to market is getting closer.

The Company reported a net loss of E2,467, or E0.01 per share, for the three months ended March 31, 2012, compared to a net loss of E1,700, or E0.01 per share, for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E619 at March 31, 2012 compared to E382 at December 31, 2011.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of March 31, 2012, we had an accumulated deficit of approximately E67 million, and we incurred losses of E2,467 in the three month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies and the change in acquisition-related contingent consideration.  We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E1,459) for the three month period ended March 31, 2012, compared to (E1,595) for the period ended March 31, 2011.

Investing activities didn’t provide any cash of during the three months ended March 31, 2012, compared to E4 during the three months ended March 31, 2011.

Financing activities provided cash of E1,698 and E510 for the three months ended March 31, 2012 and 2011, respectively.

Salaries and related payroll costs represent gross salaries for 3 executives, our CSO of Mymetics BV and five employees. Under Executive Employment Agreements with our CEO, CFO and CSO, we pay our executive officers a combined amount of E44 per month. This is exclusive of our contracts for the consulting services of Professor Marc Girard.

On January 30, 2012, Jacques-François Martin resigned as President and CEO of Mymetics no later than effective May 1, 2012 but he remained as Chairman of the Board. On March 23, 2012 we announced that in connection with our financing efforts and decision to pursue new strategic alternatives, including moving our headquarters to the United States, we appointed Dr. Christopher S. Henney to be Chairman of our Board of Directors and Grant Pickering to be President and CEO and a member of our Board of Directors. We also added Ulrich Burkhard, Managing Partner and Director of the Marcuard Family Office, as a director. Concurrent with the appointment of these three individuals to these Board and executive positions, Jacques-François Martin resigned as Chairman of our Board of Directors and Sylvain Fleury, Christian Rochet and Martine Reindle resigned as members of Board of Directors.

Mr. Grant Pickering is President and Chief Executive Officer, Mr. Ronald Kempers is Chief Financial Officer and Chief Operating Officer and Mr. Sylvain Fleury is Chief Scientific Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll two employees: Director of Finance and a Director of R&D. Mymetics BV has a Chief Scientific Officer, Mr. Toon Stegmann, plus three full-time assistants. As of March 31, 2012, our Luxembourg affiliate had no employees.

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

Cumulative interest expense of E6,409 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

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

We anticipate our operations will require approximately E6,000 until December 31, 2012. To allow the Company to achieve its business plan, we are engaged with several parties, to raise US$40,000 through a combination of equity and debt financing. We will continue to seek to raise the required capital from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

RECENT FINANCING ACTIVITIES

During the three month period ending March 31, 2012, our principal source of funds has been shareholder loans.

On February 10, 2012, the expired loan from Round Enterprises dated December 9, 2010, with a principal balance of E1,100 and maturity date December 16, 2011 has been agreed to be converted into 19,301,474 Mymetics common shares. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

On February 14, 2012, an amendment was made to the maturity date of the $1,200 and the E400 convertible notes of Round Enterprises dated August 4, 2011 and November 8, 2011, respectively. On the same date the maturity date was also amended for the convertible notes of Eardley Holding of $300 and €100, dated August 4, 2011 and November 8, 2011, respectively. The new maturity date for these four loans has been amended to June 30, 2012.

On February 17, 2012, two convertible loans from the Company’s main shareholders have been contracted for a total of E1,200 bearing a interest rate of 10%.The maturity date is June 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

  On April 19, 2012, Norwood Immunology Ltd (NIL) agreed to an amendment to the E2,500 loan agreement. The amended agreement resulted in the payment E402 on April 20, 2012 covering all the accrued interest due to NIL and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the case Mymetics is not able to close the investment of not less than $20,000 from new investors before or on September 30, 2012, the loan and accrued interest becomes immediately payable.

On April 19, 2012, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E322 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

On May 4, 2012, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E480 and E120, respectively, with a 10% interest per annum and a maturity date of July 31, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

We have filed or are in the process of filing several new grant applications with European as well as U.S. Institutions in relation to our HIV-1 and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue the development for our HIV and RSV vaccine in 2012. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2012.

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

Pursuant to our indemnification obligations under Delaware law, our charter and the prior consulting agreements with Christian Rochet and Ernst Luebke, these two former officers and directors entered in November 2010 in a case styled Luebke Rochet / Serres – ref. 120494.  The lawsuit was brought in the Tribunal de Commerce in Lyon, France, by our former CEO, Dr. Pierre-Francois Serres, who sued Messrs. Rochet and Luebke for an alleged breach of a shareholders agreement in 1998. Mr. Serres brought this case against Messrs. Rochet and Luebke following the dismissal of the case he filed against us for an alleged unlawful termination of Mr. Serres by Messrs. Rochet and Luebke in 2003.  We appealed to this decision and the case has been dismissed in favour of Messrs. Rochet and Luebke. During 2011 these funds have been returned to Mymetics.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYMETICS CORPORATION

Dated: May 11, 2012	By:	/s/ Grant Pickering
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer

	By:	/s/ Chris Henney
Chairman of the Board of Directors

	By:	/s/ Ernest Stern
Director