Form 10-Q/A
period 2012-03-31
MYMETICS CORP
filed 2012-07-06
CIK 927761

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

EXPLANATORY NOTE

On May 11 2012, Mymetics Corporation, a Delaware corporation (“Mymetics” or the “Company”), filed its quarterly report on Form 10-Q. This Amendment No. 1 to Form 10-Q for the period ended March 31, 2012, hereby amends and restates the prior Form 10-Q with the only  modification being to the signature page to have only the President and Chief Executive Officer and the Chief Financial Officer signing in place of a majority of the board of directors. There are no changes to the financial statements or the Company’s financial results for the year ended March 31, 2012. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE DEVELOPMENT
	MARCH 31, 2012		MARCH 31, 2011		STAGE AS OF MARCH 31, 2012
Revenue
Sales	E	--	E	37	E	660
Interest		--		1		42
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		1		69
Government grants		--		--		107
		--		39		1,652
Expenses
Research and development		786		440		25,878
General and administrative		368		416		23,213
Bank fee		2		1		943
Induced conversion cost		--		-		807
Interest		529		819		10,156
Change in the fair value of acquisition-related contingent consideration		794		--		2,997
Goodwill impairment		--		--		209
Depreciation		12		14		796
Amortization of intangibles		--		48		481
Impairment of license contract		--		--		2,213
Directors' fees		8		5		372
Other		(32)		(8)		88
		2,467		1,735		68,153
Loss before income tax provision		(2,467)		(1,696)		(66,501)
Income tax provision		--		(4)		(23)
Net loss		(2,467)		(1,700)		(66,524)
Other comprehensive income (loss)
Foreign currency translation adjustment		(2)		(5)		662
Comprehensive loss	E	(2,469)	E	(1,705)	E	(65,862)
Basic and diluted loss per share	E	(0.01)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE THREE		FOR THE THREE		TOTAL ACCUMULATED
	MONTHS ENDED		MONTHS ENDED		DURING THE DEVELOPMENT
	MARCH 31, 2012		MARCH 31, 2012		STAGE AS OF MARCH 31, 2012
Cash Flow from Operating Activities
Net loss	E	(2,467)	E	(1,700)	E	(66,524)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		794		--		2,997
Depreciation		12		14		796
Amortization of intangibles		--		48		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		(1)		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		15		29		339
Amortization of debt discount		--		300		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities,
Receivables		9		(122)		18
Accounts payable		178		(136)		1,784
Taxes and social costs payable		--		(24)		2
Other		--		(3)		(9)
Net cash used in operating activities		(1,459)		(1,595)		(50,210)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		4		137
Purchase of property and equipment		--		--		(280)
Acquisition of subsidiary,		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		--		4		(5,465)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		1,698		510		44,650
Decrease in notes payable and other short-term advances		--		--		(1,490)
Loan fees		--				(130)
Net cash used in financing activities		1,698		510		55,632

Effect on foreign exchange rate on cash		(2)		(5)		662
Net change in cash		237		(1,086)		619

Cash, beginning of period		382		1,811		--
Cash, end of period	E	619	E	725	E	619
Supplemental Noncash Financing Activity: Issuance of shares on conversion of notes payable	E	1,165	E	--

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

CONTINGENT CONSIDERATION

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As part of the consideration for the Bestewil acquisition, the Company is contractually obligated to pay additional purchase price consideration upon achievement of certain commercial milestones. Therefore, the Company is required to update the assumptions at each reporting period, based on new developments, and record such amounts at fair value until such consideration is satisfied. Because of uncertainties inherent in estimates, it is at least reasonably possible that a change in the estimate of the contingent consideration will occur in the near term.

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

The contingent consideration to be paid under the Share Purchase Agreement includes:

·	A payment of up to E3,000 in cash should a third party commence a Phase III clinical trial by April 1, 2013 for Mymetics’ Intranasal Influenza Vaccine licensed from Bestewil;

·	A payment of 50% of Mymetics’ net royalties received from a Respiratory Syncytial Virus license (RSV license), payable in cash, maximum amount unlimited; and

·	A payment in cash, maximum amount unlimited, of 25% of any net amounts received by Mymetics from a third party Herpes Simplex Virus license (HSV license) based upon Bestewil intellectual property.

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

The fair value of the contingent consideration due to NIL according to the achievement of certain milestones and royalties on the vaccines RSV, HSV and Influenza is estimated at E6,547 as of March 31, 2012. Due to the termination of the license contract with Abbott for the influenza patent in October 2011, the portion of the contingent consideration liability related to influenza is nil as of March 31, 2012.

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

The details of the convertible notes, loans and contingent liabilities are as follows at March 31, 2012:

								Fixed
								EUR/USD
						Conversion		Rate for
	1st-Issue	Principal		Duration	Interest	Price		Conversion
Lender	Date	Amount		(Note)	Rate	(stated)		Price

Norwood Secured Loan	04/03/2009	E	2,500	(5)	5% pa	$	US 0.50	1.2812
Round Enterprises Ltd.	08/04/2011	E	899	(7)	10% pa	None(9)		N/A
Eardley Holding A.G.	08/04/2011	E	225	(7)	10% pa	None(9)		N/A
Round Enterprises Ltd.	11/08/2011	E	400	(8)	10% pa	None(9)		N/A
Eardley Holding A.G.	11/08/2011	E	100	(8)	10% pa	None(9)		N/A
Round Enterprises Ltd.	02/17/2012	E	1,000	(8)	10% pa	None(9)		N/A
Eardley Holding A.G.	02/17/2012	E	200	(8)	10% pa	None(9)		N/A
Total Short Term Principal Amounts		E	5,324
Accrued Interest		E	486
Total Short Term Notes
Payable to Related Parties		E	5,810
Eardley Holding A.G. (1)	06/23/2006	E	142	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1.409
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$	US 0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$	US 0.50	1.538
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1.265
Round Enterprises Ltd.	02/9/2009	E	1,500	(2)	10% pa	$	US 0.50	1.294
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1.43
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$	US 0.80	1.44
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1.4338
Total Long Term Principal Amounts		E	19,842
Accrued Interest		E	5,923
Total Long Term Convertible Notes to Related Parties		E	25,765
Total Convertible Notes to Related Parties		E	31,575
Norwood Contingent Liability		E	6,547	(6)
TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	38,122

(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2) The earlier of: (i) the date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3) Renamed Hyposwiss Private Bank Genиve S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

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

Required future payments on long-term debt are as follows as of March 31, 2012:

2012	E	5,810
Contingent liability to Norwood (milestones and royalties)	E	6,547
Contingent on ability to repay	E	25,765
	E	38,122

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

On January 30, 2012, Jacques-Franзois Martin resigned as President and CEO of Mymetics no later than effective May 1, 2012 but he remained as Chairman of the Board. On March 23, 2012 we announced that in connection with our financing efforts and decision to pursue new strategic alternatives, including moving our headquarters to the United States, we appointed Dr. Christopher S. Henney to be Chairman of our Board of Directors and Grant Pickering to be President and CEO and a member of our Board of Directors. We also added Ulrich Burkhard, Managing Partner and Director of the Marcuard Family Office, as a director. Concurrent with the appointment of these three individuals to these Board and executive positions, Jacques-Franзois Martin resigned as Chairman of our Board of Directors and Sylvain Fleury, Christian Rochet and Martine Reindle resigned as members of Board of Directors.

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

Vice Chairman of the Scientific Advisory Board - Dr. Marc Girard, has over 20 years of experience in the HIV-1 research field, past Director of the Mйrieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).

●	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA
●	Dr. Ronald H. Gray, Johns Hopkins University, Baltimore, USA
●	Dr. Malegapuru William Makgoba, University of KwaZulu-Natal, Durban, South Africa
●	Dr. Souleymane Mboup, Cheikh Anta DIOP University, Dakar, Sйnйgal
●	Dr. Juliana McElrath, University of Washington, Seattle, USA
●	Dr. Odile Puijalon, Pasteur Institute, Paris, France
●	Dr. Caetano Reis e Sousa, Cancer Research UK, London, UK

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITNUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYMETICS CORPORATION

Dated: July 6, 2012	By:	/s/ Grant Pickering
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer