Form 10-Q
period 2012-06-30
MYMETICS CORP
filed 2012-08-10
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2012
Common Stock, $0.01 par value	295,318,813

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	June 30,		December 31,
	2012		2011

ASSETS
Current Assets
Cash	E	659	E	382
Receivable other		57		61
Prepaid expenses		51		54
Total current assets		767		497

Property and equipment, net of accumulated depreciation of E257 at June 30, 2012 and E239 at December 31, 2011		32		49
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,736	E	9,483

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	830	E	1,025
Taxes and social costs payable		20		2
Current portion of notes payable to related
Parties		6,616		5,711
Total current liabilities		7,466		6,738

Convertible notes payable to related parties, less current portion		26,219		25,331
Acquisition-related contingent consideration		6,291		5,753
Total liabilities		39,976		37,822

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 295,318,813 at June 30, 2012 and 276,017,339 at December 31, 2011		2,468		2,322

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,779		32,732
Deficit accumulated during the development stage		(67,149)		(64,057)
Accumulated other comprehensive income		662		664
		(30,240)		(28,339)
	E	9,736	E	9,483

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE MONTHS ENDED JUNE 30, 2012		FOR THE THREE MONTHS ENDED JUNE 30, 2011		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF JUNE 30, 2012

Revenue
Sales	E	--	E	38	E	660
Interest		1		--		43
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		107
		1		38		1,653
Expenses
Research and development		(169)		309		25,709
General and administrative		378		406		23,591
Bank fee		1		1		944
Induced conversion cost		--		-		807
Interest		583		829		10,739
Change in the fair value of acquisition-related contingent consideration		(256)		3,015		2,741
Goodwill impairment		--		--		209
Depreciation		7		13		803
Amortization of intangibles		--		48		481
Impairment of license contract		--		--		2,213
Directors' fees		5		5		377
Other		77		(5)		165
		626		4,621		68,779
Loss before income tax provision		(625)		(4,583)		(67,126)
Income tax provision		--		4		(23)
Net loss		(625)		(4,579)		(67,149)
Other comprehensive income (loss)
Foreign currency translation adjustment		--		4		662
Comprehensive loss	E	(625)	E	(4,575)	E	(66,487)
Basic and diluted loss per share	E	(0.00)	E	(0.02)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE SIX MONTHS ENDED JUNE 30, 2012		FOR THE SIX MONTHS ENDED JUNE 30,2011		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF JUNE 30, 2012
Revenue
Sales	E	--	E	75	E	660
Interest		1		1		43
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		1		69
Government grants		--		--		107
		1		77		1,653
Expenses
Research and development		617		749		25,709
General and administrative		746		822		23,591
Bank fee		3		2		944
Induced conversion cost		--		-		807
Interest		1,112		1,648		10,739
Change in the fair value of acquisition-related contingent consideration		538		3,015		2,741
Goodwill impairment		--		--		209
Depreciation		19		27		803
Amortization of intangibles		--		96		481
Impairment of license contract		--		--		2,213
Directors' fees		13		10		377
Other		45		(13)		165
		3,093		6,356		68,779
Loss before income tax provision		(3,092)		(6,279)		(67,126)
Income tax provision		--		--		(23
Net loss		(3,092)		(6,279)		(67,149
Other comprehensive income (loss)
Foreign currency translation adjustment		(2)		(1)		662
Comprehensive loss	E	(3,094)	E	(6,280)	E	(66,487
Basic and diluted loss per share	E	(0.01)	E	(0.03)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE SIX MONTHS ENDED JUNE 30, 2012		FOR THE SIX MONTHS ENDED JUNE 30, 2011		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF JUNE 30, 2012
Cash Flow from Operating Activities
Net loss	E	(3,092)	E	(6,279)	E	(67,149)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		538		3,015		2,741
Depreciation		19		27		803
Amortization of intangibles		--		96		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		(1)		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		28		55		352
Amortization of debt discount		--		600		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities,
Receivables		4		64		13
Accounts payable		(195)		(41)		1,411
Taxes and social costs payable		18		(25)		20
Other		3		(20)		(6)
Net cash used in operating activities		(2,677)		(2,509)		(51,428)

Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		4		137
Purchase of property and equipment		(1)		--		(281)
Acquisition of subsidiary,		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		(1)		4		(5,466)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		2,957		1,034		45,909
Decrease in notes payable and other short-term advances		--		--		(1,490)
Loan fees		--				(130)
Net cash used in financing activities		2,957		1,034		56,891
Effect on foreign exchange rate on cash		(2)		(1)		662
Net change in cash		277		(1,472)		659

Cash, beginning of period		382		1,811		--
Cash, end of period	E	659	E	339	E	659
Supplemental Noncash Financing Activity: Issuance of shares on conversion of notes payable	E	1,165	E	--

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the six-month period ending June 30, 2012 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2012, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E67,149 at June 30, 2012. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E6,699 as of June 30, 2012, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowance at June 30, 2012 and at December 31, 2011 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, 2012 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed and no impairment has been recognized in 2012.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2012 or at December 31, 2011.  The Company’s United States tax returns are open to audit for the years ended December 31, 2008 to 2011. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2011. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2011. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2011.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. The weighted average number of shares was 295,318,813 and 213,963,166 for the three months ended June 30, 2012 and 2011, respectively. The weighted average number of shares was 291,076,731 and 213,963,166 for the six months ended June 30, 2012 and 2011, respectively. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the six months ended June 30, 2012, the total potential number of shares issuable of 126,732,060 includes 90,039,560 potential issuable shares related to convertible loans, 32,000,000 potential issuable shares related to warrants, and 4,692,500 potential issuable shares related to outstanding not expired options granted to employees. For the six months ended June 30, 2011, the total potential number of shares issuable of 141,462,843 includes 85,451,893 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,792,500 potential issuable shares related to outstanding options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2012.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2012 or in the six months ended June 30, 2011.

Mymetics did not grant any stock options to employees in 2011 or during the six month period ending June 30, 2012.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm during the three and six months ended June 30, 2012, totaling E19 and E39, respectively. The professional fees incurred by the Company to the counsel’s law firm during the three and six months ended June 30, 2011, totaled E21 and E46, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in-process research and development at June 30, 2012 and December 31, 2011.

During the year ended December 31, 2011, a license contract intangible asset was returned to Mymetics and therefore it has been fully impaired and written off. Amortization of intangibles amounting to E96 has been recorded during the six month period ending June 30, 2011 and none for the respective period in 2012.

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

The contingent consideration to be paid under the Share Purchase Agreement includes:

●	A payment of up to E3,000 in cash should a third party commence a Phase III clinical trial by April 1, 2013 for Mymetics’ Intranasal Influenza Vaccine licensed from Bestewil;

●	A payment of 50% of Mymetics’ net royalties received from a Respiratory Syncytial Virus license (RSV license), payable in cash, maximum amount unlimited; and

●	A payment in cash, maximum amount unlimited, of 25% of any net amounts received by Mymetics from a third party Herpes Simplex Virus license (HSV license) based upon Bestewil intellectual property.

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

The fair value of the contingent consideration due to NIL according to the achievement of certain milestones and royalties on the vaccines RSV, HSV and Influenza is estimated at E6,291 as of June 30, 2012. Due to the termination of the license contract with Abbott for the influenza patent in October 2011, the portion of the contingent consideration liability related to influenza is nil as of June 30, 2012.

The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending June 30, 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on December 31, 2011		Measurement Adjustment		As adjusted on June 30, 2012

Royalties for RSV	E	3,216	E	349	E	3,565
Royalties for HSV	E	2,537	E	189	E	2,726
Royalties for Influenza Vaccines	E	--	E	--	E	--

Total Contingent Consideration	E	5,753	E	538	E	6,291

During the six month period ending June 30, 2012, the fair value of the acquisition-related contingent consideration increased by E538 compared to the period ending December 31, 2011. The increase is due to a decrease in time as the milestones become closer.

The fair value recorded as of June 30, 2012 was determined based on a projection period ending in 2030 which corresponds to the lifetime of the underlying patents and management’s assessment of the Company’s ability to generate new patents from its research. The RSV vaccine is planned to be out-licensed after a Phase II. The contingent consideration related to the intra-nasal influenza vaccine has been reduced to zero, as it is very unlikely that the Phase III clinical trial will start before April 1, 2013, now that the Company has regained the rights to the influenza vaccine technology.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E30,310 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On May 4, 2012, Round Enterprises Ltd. and Eardley Holding AG each agreed to provide a convertible loan of E480 and E120, respectively, with a 10% interest per annum and a maturity date of July 31, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. Mymetics is currently negotiating the extension of the maturity date of these convertible loans as the maturity date has expired on the date of this filing.

On April 19, 2012, Mymetics agreed with Norwood Immunology Ltd. (NIL) to amend the terms and conditions of the E2,500 loan that expired on April 1, 2012. The amended agreement resulted in the payment E402 covering all the accrued interest due to NIL on April 20, 2012 and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the case Mymetics is not able to close the investment of not less than $20,000 before or on September 30, 2012, the terms of the loan will revert to the original terms and the loan and accrued interest becomes immediately payable as the loan would be in default.

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

The details of the convertible notes, loans and contingent liabilities are as follows at June 30, 2012:

								Fixed
								EUR/USD
						Conversion		Rate for
	1st-Issue	Principal		Duration	Interest	Price		Conversion
Lender	Date	Amount		(Note)	Rate	(stated)		Price

Norwood Secured Loan	4/3/2009	E	2,500	(5)	5% pa	$	US 0.50	1.2812
Round Enterprises Ltd.	8/4/2011	E	948	(7)	10% pa	None(9)		N/A
Eardley Holding A.G.	8/4/2011	E	237	(7)	10% pa	None(9)		N/A
Round Enterprises Ltd.	11/8/2011	E	400	(8)	10% pa	None(9)		N/A
Eardley Holding A.G.	11/8/2011	E	100	(8)	10% pa	None(9)		N/A
Round Enterprises Ltd.	2/17/2012	E	1,000	(8)	10% pa	None(9)		N/A
Eardley Holding A.G.	2/17/2012	E	200	(8)	10% pa	None(9)		N/A
Round Enterprises Ltd.	4/19/2012	E	322	(10)	10% pa	None(9)		N/A
Eardley Holding A.G.	4/19/2012	E	80	(10)	10% pa	None(9)		N/A
Round Enterprises Ltd.	5/4/2012	E	480	(11)	10% pa	None(9)		N/A
Eardley Holding A.G.	5/4/2012	E	120	(11)	10% pa	None(9)		N/A

Total Short Term Principal Amounts		E	6,387
Accrued Interest		E	229
Total Short Term Notes
Payable to Related Parties		E	6,616

Eardley Holding A.G. (1)	6/23/2006	E	150	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1.409
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1.4429
Round Enterprises Ltd.	1/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1.4629
Round Enterprises Ltd.	4/25/2008	E	2,000	(2)	10% pa	$	US 0.50	1.5889
Round Enterprises Ltd.	6/30/2008	E	1,500	(2)	10% pa	$	US 0.50	1.538
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1.265
Round Enterprises Ltd.	2/9/2009	E	1,500	(2)	10% pa	$	US 0.50	1.294
Round Enterprises Ltd.	6/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1.4045
Eardley Holding A.G.	6/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1.43
Von Meyenburg	8/3/2009	E	200	(2)	10% pa	$	US 0.80	1.44
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1.4338
Total Long Term Principal Amounts		E	19,850
Accrued Interest		E	6,369
Total Long Term Convertible Notes to Related Parties		E	26,219
Total Convertible Notes to Related Parties		E	32,835
Norwood Contingent Liability		E	6,291	(6)
TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	39,126

(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2) The earlier of: (i) the date that the Company has sufficient revenues to repay, or (ii) upon an event of default. The loan is secured against IP assets of Mymetics Corporation.

(3) Renamed Hyposwiss Private Bank Geneve S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4) The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of April 1st, 2012 and bearing interest at 5% per annum. The note is secured against 1/3rd of Bestewil common stock. On April 19, 2012, Mymetics and Norwood Immunology Ltd (NIL) agreed to an amendment to the E2,500 loan agreement. The amended agreement resulted in the payment E402 on April 20, 2012 covering all the accrued interest due to NIL and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the case Mymetics is not able to close the investment of not less than $20,000 from new investors before or on September 30, 2012, the loan and accrued interest becomes immediately payable.

(6) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(7) The loans expire the earlier of (i) June 30, 2012 or (ii) upon an event of default. The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively. These notes are under negotiation as they are expiring.

(8) The loans expire the earlier of (i) June 30, 2012 or (ii) upon an event of default. These notes are under negotiation as they are expiring.

(9) The conversion feature is contingent on an investment in the Company of not less than $20,000. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment.

(10) The loans expire the earlier of (i) September 30, 2012 or (ii) upon an event of default

(11) The loans expire the earlier of (i) July 31, 2012 or (ii) upon an event of default

Required future payments on long-term debt are as follows as of June 30, 2012:

2012	E	6,616
Contingent liability to Norwood (milestones and royalties)	E	6,291
Contingent on ability to repay	E	26,219
	E	39,126

Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until now.

Note 6. Subsequent Events

Mymetics is currently negotiating the extension of the maturity dates of six shareholder loans, representing a total principal amount of E2,885, for which the maturity date was June 30, 2012. Two other shareholder loans with a maturity date of July 31, 2012 and a total principal amount of E600 are also under negotiation for an extension of the maturity date.

Mymetics is in the process of attracting new Scientific Advisory Board members in order to increase the knowledge and expertise on this board for its Respiratory Syncytial Virus vaccine.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2012 and 2011 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue was E1 for the three months ended June 30, 2012 from interest. As the license agreement with Solvay was terminated in October 2011 no other revenue was realized. Revenue in the three months ending June 30, 2011 was E38. This revenue has been earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses decreased to E626 for the three months ended June 30, 2012 from E4,621 (86.5%) for the three months ended June 30, 2011, mainly due to decrease in the acquisition-related contingent consideration and the reversal of a milestone payment of E400 to INSERM that was booked in Q1 2012 and now has been moved to Q4 2012.

Research and development expenses decreased to negative E169 in the current period from E309 in the comparative period of 2011. The decrease of R&D was due to the reversal of the invoice received from INSERM related to an E400 milestone payment that was booked in Q1 2012 and this has been moved to Q4 2012 after negotiation between Mymetics and INSERM.

General and administrative expenses decreased to E378 in the three months ended June 31, 2012 from E406 (-6.9%) in the comparative period of 2011.

Interest expense decreased to E583 for the three months ended June 30, 2012 from E829 for the three months ended June 30, 2011. This was mainly related to the conversion of notes payable into shares of common stock in 2012 and at the end of 2011.

A reassessment of fair value required an E256 decrease in the acquisition-related contingent consideration liability during the three months ended June 30, 2012 mainly due to the fact that predicted milestones on RSV have been moved from 2014 to 2015.

The Company reported a net loss of E625, or E0.00 per share, for the three months ended June 30, 2012, compared to a net loss of E4,583, or E0.02 per share, for the three months ended June 30, 2011.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue was E1 for the six months ended June 30, 2012 from interest. As the license agreement with Solvay was terminated in October 2011 no other revenue was realized. Revenue was E77 for the six months ended June 30, 2011 and was earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses decreased to E3,093 for the six months ended June 30, 2012 from E6,356 (51.3%) for the six months ended June 30, 2012, mainly due to a change in the acquisition-related contingent consideration and decrease in operational expenses.

Research and development expenses decreased to E617 in the current period from E749 (17.6%) in the comparative period of 2011.

General and administrative expenses decreased to E746 in the six months ended June 31, 2012 from E822 (-9.3%) in the comparative period of 2011.

Interest expense decreased to E1,112 for the six months ended June 30, 2012 from E1,648 for the six months ended June 30, 2011. This was mainly related to the conversion of notes payable into shares of common stock in 2012 and at the end of 2011.

A reassessment of fair value required an E538 increase in the acquisition-related contingent consideration liability during the six months ended June 30, 2012 mainly due to the fact that the time to market is getting closer.

The Company reported a net loss of E3,092, or E0.01 per share, for the six months ended June 30, 2012, compared to a net loss of E6,279, or E0.03 per share, for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E659 at June 30, 2012 compared to E382 at December 31, 2011.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of June 30, 2012, we had an accumulated deficit of approximately E67 million, and we incurred losses of E3,092 in the six month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies and the change in acquisition-related contingent consideration.  We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E2,677) for the six month period ended June 30, 2012, compared to (E2,509) for the period ended June 30, 2011.

Investing activities used (E1) cash during the six months ended June 30, 2012, compared to E4 during the six months ended June 30, 2011.

Financing activities provided cash of E2,957 and E1,034 for the six months ended June 30, 2012 and 2011, respectively.

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

The nine member Scientific Advisory Board (SAB) created in 2009, is composed of eminent intellectuals from around the world with expertise related to the Company’s products as follows:

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

●	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA
●	Dr. Cecil Czerkinsky, International Vaccine Institute, South Korea
●	Dr. Juliana McElrath, University of Washington, Seattle, USA
●	Dr. George Kemble, CSO at 3-V Biosciences, former Senior Vice President of R&D at MedImmune

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

Cumulative interest expense of E6,598 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

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

We anticipate our operations through December 31, 2012 require approximately E6,000. In the past, we have financed our research and development activities primarily through debt and equity financing from various parties. To allow the Company to achieve its business plan, we expect to seek additional funding by means of a private or public offering of our debt or equity securities, from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

RECENT FINANCING ACTIVITIES

During the six month period ending June 30, 2012, our principal source of funds has been shareholder loans.

On February 10, 2012, the expired loan from Round Enterprises dated December 9, 2010, with a principal balance of E1,100 and maturity date December 16, 2011 has been agreed to be converted into 19,301,474 Mymetics common shares. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

On February 14, 2012, an amendment was made to the maturity date of the $1,200 and the E400 convertible notes of Round Enterprises dated August 4, 2011 and November 8, 2011, respectively. On the same date the maturity date was also amended for the convertible notes of Eardley Holding of $300 and €100, dated August 4, 2011 and November 8, 2011, respectively. The new maturity date for these four loans has been amended to June 30, 2012. Mymetics is currently negotiating the extension of the maturity date of these convertible loans as the maturity date has expired.

On February 17, 2012, two convertible loans from the Company’s main shareholders have been contracted for a total of E1,200 bearing a interest rate of 10%.The maturity date is June 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. Mymetics is currently negotiating the extension of the maturity date of these convertible loans as the maturity date has expired.

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

On May 4, 2012, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E480 and E120, respectively, with a 10% interest per annum and a maturity date of July 31, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. Mymetics is currently negotiating the extension of the maturity date of these convertible loans as the maturity date has expired on the date of this filing.

We have filed or are in the process of filing several new grant applications with European as well as U.S. Institutions in relation to our HIV-1 and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our RSV vaccine development and HIV gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue the development for our HIV and RSV vaccine in 2012. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2012.

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

Pursuant to our indemnification obligations under Delaware law, our charter and the prior consulting agreements with Christian Rochet and Ernst Luebke, we indemnified these two former officers and directors named in a lawsuit brought in the Tribunal de Commerce in Lyon, France, in a case styled Luebke Rochet / Serres – ref. 120494 by our former CEO, Dr. Pierre-Francois Serres, against Messrs. Rochet and Luebke for an alleged breach of a shareholders’ agreement in 1998. Mr. Serres brought this case against Messrs. Rochet and Luebke following the dismissal of the case he filed against us for an alleged unlawful termination of Mr. Serres by Messrs. Rochet and Luebke in 2003.  We appealed to this decision and the case has been dismissed in favor of Messrs. Rochet and Luebke.  We were reimbursed for the counsel fees and court costs that we had advanced in 2011.

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

MYMETICS CORPORATION

Dated: August 10, 2012	By:	/s/ Grant Pickering
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer