Form 10-Q
period 2012-09-30
MYMETICS CORP
filed 2012-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2012
Common Stock, $0.01 par value	295,318,813

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	September 30,		December 31,
	2012		2011

ASSETS
Current Assets
Cash	E	329	E	382
Receivable other		37		61
Prepaid expenses		53		54
Total current assets		419		497

Property and equipment, net of accumulated depreciation of E259 at September 30, 2012 and E239 at December 31, 2011		30		49
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,386	E	9,483

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,097	E	1,025
Taxes and social costs payable		4		2
Current portion of notes payable to related Parties		33,637		5,711
Total current liabilities		34,738		6,738

Convertible notes payable to related parties, less current portion		--		25,331
Acquisition-related contingent consideration		6,323		5,753
Total liabilities		41,061		37,822

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 295,318,813 at September 30, 2012 and 276,017,339 at December 31, 2011		2,468		2,322

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,786		32,732
Deficit accumulated during the development stage		(68,586)		(64,057)
Accumulated other comprehensive income		657		664
		(31,675)		(28,339)
	E	9,386	E	9,483

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE THREE MONTHS ENDED S EPTEMBER 30, 2012		FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF SEPTEMBER 30, 2012
Revenue
Sales	E	--	E	75	E	660
Interest		--		1		43
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		34		107
		--		110		1,653
Expenses
Research and development		191		173		25,900
General and administrative		659		522		24,250
Bank fee		--		--		944
Induced conversion cost		--		--		807
Interest		577		535		11,316
Change in the fair value of acquisition-related contingent consideration		32		(432)		2,773
Goodwill impairment		--		--		209
Depreciation		2		16		805
Amortization of intangibles		--		48		481
Impairment of license contract		--		2,213		2,213
Directors' fees		2		5		379
Other		(24)		68		141
		1,439		3,148		70,218
Loss before income tax provision		(1,439)		(3,038)		(68,565)
Income tax provision		2		--		(21)
Net loss		(1,437)		(3,038)		(68,586)
Other comprehensive income (loss)
Foreign currency translation adjustment		(5)		26		657
Comprehensive loss	E	(1,442)	E	(3,012)	E	(67,929)
Basic and diluted loss per share	E	(0.00)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(IN THOUSANDS OF EUROS, EXCEPT FOR PER SHARE AMOUNTS)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012		FOR THE NINE MONTHS ENDED SEPTEMBER 30,2011		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF S EPTEMBER 30, 2012
Revenue
Sales	E	--	E	150	E	660
Interest		1		2		43
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		1		69
Government grants		--		34		107
		1		187		1,653
Expenses
Research and development		808		922		25,900
General and administrative		1,405		1,344		24,250
Bank fee		3		2		944
Induced conversion cost		--		-		807
Interest		1,689		2,183		11,316
Change in the fair value of acquisition-related contingent consideration		570		2,583		2,773
Goodwill impairment		--		--		209
Depreciation		21		43		805
Amortization of intangibles		--		144		481
Impairment of license contract		--		2,213		2,213
Directors' fees		15		15		379
Other		21		55		141
		4,532		9,504		70,218
Loss before income tax provision		(4,531)		(9,317)		(68,565)
Income tax provision		2		--		(21)
Net loss		(4,529)		(9,317)		(68,586)
Other comprehensive income (loss)
Foreign currency translation adjustment		(7)		25		657
Comprehensive loss	E	(4,536)	E	(9,292)	E	(67,929)
Basic and diluted loss per share	E	(0.02)	E	(0.04)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS OF EUROS)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011		TOTAL ACCUMULATED DURING THE DEVELOPMENT STAGE AS OF SEPTEMBER 30, 2012
Cash Flow from Operating Activities
Net loss	E	(4,529)	E	(9,317)	E	(68,586)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		570		2,583		2,773
Depreciation		21		43		805
Amortization of intangibles		--		144		481
Impairment of license contract		--		2,213		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		(1)		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		34		70		358
Amortization of debt discount		--		600		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities
Receivables		24		60		33
Accounts payable		74		(255)		1,682
Other		1		(28)		(8)
Net cash used in operating activities		(3,805)		(3,888)		(52,556)

Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		(1)		--		(281)
Acquisition of subsidiary		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		(1)		--		(5,466)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		3,760		2,691		46,712
Decrease in notes payable and other short-term advances		--		--		(1,490)
Loan fees		--				(130)
Net cash provided by financing activities		3,760		2,691		57,694
Effect on foreign exchange rate on cash		(7)		25		657
Net change in cash		(53)		(1,172)		329

Cash, beginning of period		382		1,811		--
Cash, end of period	E	329	E	639	E	329
Supplemental Noncash Financing Activity: Issuance of shares on conversion of notes payable	E	1,165	E	2,319

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the nine-month period ending September 30, 2012 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2012, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E68,586 at September 30, 2012. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E31,763 as of September 30, 2012, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at September 30, 2012 and at December 31, 2011 are sufficient. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2012 or at December 31, 2011.  The Company’s United States tax returns are open to audit for the years ended December 31, 2008 to 2011. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2011. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2011. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2011.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. The weighted average number of shares was 295,318,813 and 227,058,154 for the three months ended September 30, 2012 and 2011, respectively. The weighted average number of shares was 292,501,080 and 218,376,129 for the nine months ended September 30, 2012 and 2011, respectively. Diluted earnings per share take into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the nine months ended September 30, 2012, the total potential number of shares issuable of 123,854,070 includes 88,161,570 potential issuable shares related to convertible loans, 32,000,000 potential issuable shares related to warrants, and 3,692,500 potential issuable shares related to outstanding not expired options granted to employees. For the nine months ended September 30, 2011, the total potential number of shares issuable of 173,611,678 includes 117,650,728 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 2,292,500 potential issuable shares related to outstanding options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2012.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2012 or in the nine months ended September 30, 2011.

The Company did not grant any stock options to employees in 2011 or during the nine month period ending September 30, 2012.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm during the three and nine months ended September 30, 2012, totaling E5 and E44, respectively. The professional fees incurred by the Company to the counsel’s law firm during the three and nine months ended September 30, 2011, totaled E21 and E67, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in-process research and development at September 30, 2012 and December 31, 2011.

During the year ended December 31, 2011, a license contract intangible asset was returned to Mymetics and therefore it has been fully impaired and written off. Amortization of intangibles amounting to E144 has been recorded during the nine month period ending September 30, 2011 and none for the respective period in 2012.

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

The fair value of the contingent consideration due to NIL according to the achievement of certain milestones and royalties on the vaccines RSV, HSV and Influenza is estimated at E6,323 as of September 30, 2012. Due to the termination of the license contract with Abbott for the influenza patent in October 2011, the portion of the contingent consideration liability related to influenza is nil as of September 30, 2012.

The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending September 30, 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on December 31,		Measurement Adjustment		As adjusted on September
	2011				30, 2012

Royalties for RSV	E	3,216	E	468	E	3,684
Royalties for HSV	E	2,537	E	102	E	2,639
Total Contingent Consideration	E	5,753	E	570	E	6,323

During the nine month period ending September 30, 2012, the fair value of the acquisition-related contingent consideration increased by E570 compared to the period ending December 31, 2011. The increase is due to a decrease in time as the milestones become closer.

The fair value recorded as of September 30, 2012 was determined based on a projection period ending in 2030 which corresponds to the lifetime of the underlying patents and management’s assessment of the Company’s ability to generate new patents from its research. The RSV vaccine is planned to be out-licensed after a Phase II.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E31,064 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On September 3, 2012, Mymetics has negotiated the extension of the maturity date of the long term and short term convertible loans to a maturity date of November 30, 2012.

On September 3, 2012, Round Enterprises Ltd. and Eardley Holding AG each agreed to provide a convertible loan of E200 and E50, respectively, with a 10% interest per annum and a maturity date of November 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

On May 4, 2012, Round Enterprises Ltd. and Eardley Holding AG each agreed to provide a convertible loan of E480 and E120, respectively, with a 10% interest per annum and a maturity date of July 31, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. On September 3, 2012, Mymetics has negotiated the extension of the maturity date of these convertible loans to a maturity date of November 30, 2012.

On April 19, 2012, Mymetics agreed with Norwood Immunology Ltd. (NIL) to amend the terms and conditions of the E2,500 loan that expired on April 1, 2012. The amended agreement resulted in the payment E402 covering all the accrued interest due to NIL on April 20, 2012 and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the event Mymetics is not able to close the investment of not less than $20,000 on or before September 30, 2012, the terms of the loan will revert to the original terms and the loan and accrued interest becomes immediately payable as the loan would be in default. On September 21, 2012, Mymetics agreed with Norwood Immunology Ltd. (NIL) to amend the terms and conditions of the first Amendment signed on April 19, 2012. The deadline of September 30, 2012 for Mymetics to close the investment has been moved to October 31, 2012. On October 31, 2012, Mymetics agreed with NIL to amend the terms and conditions of the second amendment signed on September 21, 2012. The deadline of October 31, 2012 for Mymetics to close the investment has been moved to December 31, 2012. The interest rate of the loan has changed from 5% to 10% starting from November 1, 2012 and Mymetics will pay E109 to NIL by November 16, 2012, which reflects the interest on the loan until December 31, 2012.

On April 19, 2012, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E322 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. On September 3, 2012, Mymetics has negotiated the extension of the maturity date of these convertible loans to a maturity date of November 30, 2012.

On February 10, 2012, Mymetics and Round Enterprises agreed to convert the expired loan from Round Enterprises dated December 9, 2010, with a principal balance of E1,100 and maturity date of December 16, 2011 into 19,301,474 shares of Mymetics common stock. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

The details of the convertible notes, loans and contingent liabilities are as follows at September 30, 2012:

								Fixed
								EUR/USD
	1st-Issue	Principal		Duration	Interest	Conversion		Rate for
Lender	Date	Amount		(Note)	Rate	Price		Conversion

Norwood Secured Loan	04/03/2009	E	2,500	(5)	5% pa	$	US 0.50	1.2812
Eardley Holding A.G. (1)	06/23/2006	E	148	(2)	10% pa	$	US 0.10	N/A
Anglo Irish Bank S.A. (3)	10/21/2007	E	500	(2)	10% pa	$	US 0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$	US 0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$	US 0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$	US 0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$	US 0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$	US 0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$	US 0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$	US 0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$	US 0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$	US 0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$	US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$	US 0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	933	(7)	10% pa	None(4)		N/A
Eardley Holding A.G.	08/04/2011	E	233	(7)	10% pa	None(4)		N/A
Round Enterprises Ltd.	11/08/2011	E	400	(8)	10% pa	None(4)		N/A
Eardley Holding A.G.	11/08/2011	E	100	(8)	10% pa	None(4)		N/A
Round Enterprises Ltd.	02/17/2012	E	1,000	(8)	10% pa	None(4)		N/A
Eardley Holding A.G.	02/17/2012	E	200	(8)	10% pa	None(4)		N/A
Round Enterprises Ltd.	04/19/2012	E	322	(8)	10% pa	None(4)		N/A
Eardley Holding A.G.	04/19/2012	E	80	(8)	10% pa	None(4)		N/A
Round Enterprises Ltd.	05/04/2012	E	480	(8)	10% pa	None(4)		N/A
Eardley Holding A.G.	05/04/2012	E	120	(8)	10% pa	None(4)		N/A
Round Enterprises Ltd.	09/03/2012	E	200	(8)	10% pa	None(4)		N/A
Eardley Holding A.G.	09/03/2012	E	50	(8)	10% pa	None(4)		N/A
Total Short Term Principal Amounts		E	26,466
Accrued Interest		E	7,171
Total Convertible Notes to Related Parties		E	33,637
Norwood Contingent Liability		E	6,323	(6)
TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	39,960

(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2) The loans expire the earlier of (i) November 30, 2012 or (ii) upon an event of default. The loans are secured by the IP assets of the Company.

(3) Renamed Hyposwiss Private Bank Geneve S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4) The loans expire the earlier of (i) November 30, 2012 or (ii) upon an event of default. The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of April 1st, 2012 and bearing interest at 5% per annum. The note is secured against 1/3rd of Bestewil common stock. On April 19, 2012, Mymetics and (NIL) agreed to an amendment to the E2,500 loan agreement. The amended agreement resulted in the payment E402 on April 20, 2012 covering all the accrued interest due to NIL and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the event Mymetics is not able to close the investment of not less than $20,000 from new investors on or before September 30, 2012, the loan and accrued interest become immediately payable. On October 31, 2012, Mymetics agreed with NIL to amend the terms and conditions of the second amendment signed on September 21, 2012. The deadline of October 31, 2012 for Mymetics to close the investment has been moved to December 31, 2012. The interest rate of the loan has changed from 5% to 10% starting from November 1, 2012 and Mymetics will pay E109 to NIL by November 16, 2012, which reflects the interest on the loan until December 31, 2012.

(6) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(7) The loans expire the earlier of (i) November 30, 2012 or (ii) upon an event of default. The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively. These notes are under negotiation as they are expiring.

(8) The loans expire the earlier of (i) November 30, 2012 or (ii) upon an event of default.

Required future payments on long-term debt are as follows as of September 30, 2012:

2012	E	33,637
Contingent liability to Norwood (milestones and royalties)	E	6,323
	E	39,960

Note 5. Subsequent Events

Mymetics obtained a further extension through December 31, 2012 for repayment of the E2,500 loan from Norwood Immunology Ltd., that was due and payable on April 1, 2012. In return for this extension, the interest rate of the loan has changed from 5% to 10% starting from November 1, 2012 and Mymetics will pay E109 by NIL on November 16, 2012, which reflects the interest on the loan until December 31, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2012 and 2011 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2011 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue was nil for the three months ended September 30, 2012 and no other revenue was realized. Revenue in the three months ending September 30, 2011 was E110 of which E75 relates to licensing agreements. This revenue was earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses decreased to E1,439 for the three months ended September 30, 2012 from E3,148 (-17.98%) for the three months ended September 30, 2011, mainly due to a change in the acquisition-related contingent consideration and significant R&D and G&A decreases, offset by E2,213 of license contract impairment in the period ending September 30, 2011.

Research and development expenses increased to E191 in the current period from E173(10.4%) in the comparative period of 2011, mainly due to clinical development consulting work for the RSV vaccine.

General and administrative expenses increased to E659 in the three months ended September 30, 2012 from E522 (26.25%) in the comparative period of 2011 mainly due to increased consulting and travel costs.

Interest expense increased to E577 for the three months ended September 30, 2012 from E535(7.85%) for the three months ended September 30, 2011.

A reassessment of fair value required an E32 increase in the acquisition-related contingent consideration liability during the three months ended September 30, 2012 mainly due to the fact that the time to reach the milestones for our RSV vaccine have been slightly reduced.

The Company reported a net loss of E1,439, or E0.00 per share, for the three months ended September 30, 2012, compared to a net loss of E3,038, or E0.01 per share, for the three months ended September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue was E1 for the nine months ended September 30, 2012 from interest. As the license agreement with Solvay was terminated in October 2011 no other revenue was realized. Revenue was E187 for the nine months ended September 30, 2011 and was earned by Mymetics BV (the acquired company “Bestewil Holding/Virosome Biological”).

Costs and expenses decreased to E4,532 for the nine months ended September 30, 2012 from E9,504 (52.31%) for the nine months ended September 30, 2012, mainly due to a change in the acquisition-related contingent consideration and decrease in operational expenses, offset by E2,213 of license contract impairment in the period ending September 30, 2011.

Research and development expenses decreased to E808 in the current period from E922 (-12.36%) in the comparative period of 2011, mainly due to clinical development consulting work for the RSV vaccine during the nine months ended September 30, 2012 offset by the consulting services related to the preparation and reporting of the FP7 grant incurred during the nine months ended September 30, 2011.

  General and administrative expenses increased to E1,405 in the nine months ended September 30, 2012 from E1,344 (4.54%) in the comparative period of 2011, mainly due to increased consulting, legal and travel costs .

Interest expense decreased to E1,689 for the nine months ended September 30, 2012 from E2,183(-22.63%) for the nine months ended September 30, 2011. This was mainly related to the conversion of notes payable into shares of common stock in 2012 and at the end of 2011.

A reassessment of fair value required an E570 increase in the acquisition-related contingent consideration liability during the nine months ended September 30, 2012 mainly due to the fact that the time to reach the RSV milestones were slightly reduced.

The Company reported a net loss of E4,529, or E0.02 per share, for the nine months ended September 30, 2012, compared to a net loss of E9,317, or E0.04 per share, for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E329 at September 30, 2012 compared to E382 at December 31, 2011.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of September 30, 2012, we had an accumulated deficit of approximately E69 million, and we incurred losses of E4,529 in the nine month period ending on that date. These losses are principally associated with the research and development of our vaccine technologies and the change in acquisition-related contingent consideration.  We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E3,805) for the nine month period ended September 30, 2012, compared to (E3,888) for the period ended September 30, 2011.

Investing activities used (E1) cash during the nine months ended September 30, 2012.

Financing activities provided cash of E3,760 and E2,691 for the nine months ended September 30, 2012 and 2011, respectively.

Salaries and related payroll costs represent gross salaries for three executives, our CSO of Mymetics BV and five employees. Under Executive Employment Agreements with our CFO and CSO, we pay our executive officers a combined amount of E44 per month. This is exclusive of our contracts for the consulting services of Professor Marc Girard.

On January 30, 2012, Jacques-François Martin resigned as President and CEO of Mymetics but he remained as Chairman of the Board. On March 23, 2012 we announced that in connection with our financing efforts and decision to pursue new strategic alternatives, including exploring a possible relocation of our headquarters to the United States, we appointed Dr. Christopher S. Henney to be Chairman of our Board of Directors and Grant Pickering to be President and CEO and a member of our Board of Directors. We also added Ulrich Burkhard, Managing Partner and Director of the Marcuard Family Office, as a director. Concurrent with the appointment of these three individuals to these Board and executive positions, Jacques-François Martin resigned as Chairman of our Board of Directors and Sylvain Fleury, Christian Rochet and Martine Reindle resigned as members of Board of Directors.

Mr. Grant Pickering is President and Chief Executive Officer, Mr. Ronald Kempers is Chief Financial Officer and Chief Operating Officer and Mr. Sylvain Fleury is Chief Scientific Officer. In addition, our Swiss subsidiary, Mymetics S.A., has on its payroll two employees: Director of Finance and a Director of R&D. Mymetics BV has a Chief Scientific Officer, Mr. Toon Stegmann, plus three full-time assistants. As of September 30, 2012, our Luxembourg affiliate had no employees.

Our Scientific Advisory Board (SAB) created in 2009, is composed of eminent scientists from around the world with expertise related to the Company’s products. The following are the six members of the SAB:

●
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

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants.

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

We anticipate our operations through December 31, 2012 require approximately E31,081. In the past, we have financed our research and development activities primarily through debt and equity financing from various parties. To allow the Company to achieve its business plan, we expect to seek additional funding by means of a private or public offering of our debt or equity securities, from donors and/or potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we would be required to further restrict or even halt our operations.

RECENT FINANCING ACTIVITIES

During the nine month period ending September 30, 2012, our principal source of funds has been shareholder loans.

On February 10, 2012, Mymetics and Round Enterprises agreed to convert the expired loan from Round Enterprises dated December 9, 2010, with a principal balance of E1,100 and maturity date of December 16, 2011 into 19,301,474 shares of Mymetics common stock. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

On February 14, 2012, Mymetics and Round Enterprises agreed to extend to September 30, 2012 the maturity dates of the $1,200 and the E400 convertible notes of Round Enterprises dated August 4, 2011 and November 8, 2011, respectively. On the same date, Mymetics and Round Enterprises agreed to extend to September 30, 2012 the maturity date for the convertible notes of Eardley Holding of $300 and €100, dated August 4, 2011 and November 8, 2011, respectively. On September 3, 2012, Mymetics has negotiated the extension of the maturity date of these convertible loans to a maturity date of November 30, 2012 (see list of short term loans in Note 4 in the accompanying Financial statements).

On February 17, 2012, Mymetics issued two convertible loans to its principal shareholders, Round Enterprises and Eardley Holding, in the total principal amount of E1,200 bearing an annual interest rate of 10%.The maturity date is September 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. On September 3, 2012, Mymetics has negotiated the extension of the maturity date of these convertible loans to a maturity date of November 30, 2012 (see list of short term loans in Note 4 in the accompanying Financial statements).

  On April 19, 2012, Norwood Immunology Ltd (NIL) agreed to an amendment to the E2,500 loan agreement. The amended agreement resulted in the payment E402 on April 20, 2012 covering all the accrued interest due to NIL and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. Subsequently, on September 21, 2012 and November 2, 2012, Mymetics has negotiated an extension to November 30, 2012 to close the investment of not less than $20,000 before the loan and accrued interest become immediately due and payable. On September 21, 2012, Mymetics agreed with Norwood Immunology Ltd. to amend the terms and conditions of the first Amendment to its loan signed on April 19, 2012. The deadline of September 30, 2012 for Mymetics to close the $200,000 investment has been moved to October 31, 2012. On October 31, 2012, Mymetics agreed with NIL to amend the terms and conditions of the second amendment signed on September 21, 2012. The deadline of October 31, 2012 for Mymetics to close the investment has been moved to December 31, 2012. The interest rate of the loan has changed from 5% to 10% starting from November 1, 2012 and Mymetics will pay E109 to NIL by November 16, 2012, which reflects the interest on the loan until December 31, 2012.

On April 19, 2012, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E322 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. . On September 3, 2012, Mymetics has negotiated the extension of the maturity date of these convertible loans to a maturity date of November 30, 2012 (see list of short term loans in Note 4 in the accompanying Financial statements).

On May 4, 2012, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E480 and E120, respectively, with a 10% interest per annum and a maturity date of July 31, 2012. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.. On September 3, 2012, Mymetics has negotiated the extension of the maturity date of these convertible loans to a maturity date of November 30, 2012 (see list of short term loans in Note 4 in the accompanying Financial statements).

We have filed or are in the process of filing several new grant applications with European as well as the U.S. institutions to support development of our HIV-1 and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our RSV vaccine development, HIV vaccine testing and development of our malaria vaccine. Provided we can obtain sufficient financing resources, we expect to continue the development for our RSV, HIV and malaria vaccines in 2012. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

We do not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next nine months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2012.

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

MYMETICS CORPORATION

Dated: November 13, 2012	By:	/s/ Grant Pickering
President and Chief Executive Officer

	By:	/s/ Ronald Kempers
Chief Financial Officer