Form 10-K
period 2012-12-31
MYMETICS CORP
filed 2013-03-28
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $4,292,809 as of December 31, 2012, computed on the basis of the closing price on such date.

As of March 28, 2013, there were 295,318,813 shares of the registrant's Common Stock outstanding.

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

We own all of the outstanding voting stock of: (i) Mymetics S.A., a company originally organized as Mymetics Management Sаrl in 2007 under the laws of Switzerland, (ii) 6543 Luxembourg S.A., a joint stock company organized in 2001 under the laws of Luxembourg,(iii) Bestewil Holding B.V. and (vi) Bestewil Holding B.V’s subsidiary Mymetics B.V. (formerly Virosome Biologicals B.V.) both of which are organized under the laws of The Netherlands and were acquired in 2009. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

MYMETICS S.A.

Our Swiss subsidiary Mymetics S.A. was founded in 2007 as Mymetics Management Sàrl to facilitate the conduct of our business in Switzerland. This includes managing our staff retirement and social security contributions, leasing our Swiss premises and other such local tasks which a U.S. registered company cannot easily conduct without significant legal and organizational costs. The change in name and bylaws affected in 2009, from “Société à Responsabilité Limitée » (SàRL) to “Société Anonyme” (SA) is indicative of the transition from a pure service company status of this unit to a development company in its own rights within Mymetics Corporation.

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

2013: Further development of HIV-1 prophylactic vaccine.  Following the Phase I clinical trial with only one out of two promising antigens, we intend to further develop and optimize the HIV-1 prophylactic vaccine formulation by adding an additional antigen and increasing its shelf life. This vaccine called MYM-V201 is expected to elicit a broader antibody immune response against other conserved regions of HIV-1 in order to minimize viral escape.

In 2013 Mymetics is preparing, contingent on funding through grants or through a partnership agreement, the bridge and toxicology studies for generating supportive data, which will lead to GMP production of the drug products MYM-V201 in 2014 if grants are obtained. A Phase I on women and men is expected to start by 2015, with Phase II trials to follow in 2016, and an eventual market launch anticipated in 2023.

Respiratory Syncytial Virus (RSV)

Approach:  The RSV vaccine consists of the reconstituted membrane of RSV containing the native viral proteins, which can be adjuvanted with a lipopeptide or other adjuvants. In mice, our RSV vaccine was shown to induce cellular and humoral immunity to the virus, with a balanced Th1/Th2 response, resulting in protection against a live virus challenge, and without inducing “enhanced disease” (a skewed Th1/Th2 response being the hallmark of enhanced disease). In cotton rats, a better model than mice for RSV, the vaccine protected against a live virus challenge, without inducing enhanced disease. In a direct comparison with the 1960’s vaccine, another group of cotton rats was immunized with formaldehyde-inactivated virus, and developed enhanced disease after vaccination and challenge. Mymetics focuses on developing an RSV vaccine for elderly followed by a vaccine for children.

Key Results to date:

2007:  First pre-clinical research on our RSV vaccine.

2008 and 2009:  MedImmune repeated key experiments in order to obtain their own validation of the results. Results were beyond their expectation but MedImmune decided not to continue the program.

June 2010: Publication of Mymetics RSV results in scientific journal “Vaccine”.

2010: Conducting additional pre-clinical research and improving the manufacturing procedure of the RSV virosomes.

2011: We have improved the adjuvant ratio and continued further tests on cotton rats and mice at the University of Groningen, Netherlands, showing that a lower adjuvant ratio still triggers protection and the absence of enhanced disease and the vaccine could trigger systemic and mucosal antibodies.

May 2012: Publication of Mymetics RSV vaccine results in scientific Journal “PLOS ONE”.

Next steps:

Our goal is to prepare a stable product that will be used for a Phase I trial in 2014. If the vaccine is safe, well tolerated and immunogenic during Phase I, we will directly move to Phase II in 2015. The Company will seek to enter into a license agreement with a major pharmaceutical company and a potential market launch in 2019.

We will continue process development and clinical development during 2013 for the vaccine providing, for example, in-line virus purification and inactivation procedures, and develop improved formulations of the vaccine, with augmented long term product stability. The additional costs of this program to us are significant but minor, as compared to a clinical trial cost. The product will then move into clinical development: up-scale production, assay developments, pre-clinical batch for toxicology and GMP batch for Phase I, which will represent substantial cost.

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

2006: Successful completion of Phase I trial. The vaccine was shown to be safe and well tolerated and induced an immune response which met and exceeded CHMP (European regulatory) criteria for an off-the-shelf injected vaccine. Subsequent milestone payment was received.

Next steps:

Mymetics will seek partners for its intra-nasal influenza vaccines and will thereby focus on mainly emerging market vaccine manufacturers.

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

2008 - 2009: Phase Ib in Tanzania on children and young adults. The clinical trial Phase Ib in Tanzania evaluated the safety of the same antigens with virosomes on children and young adults under “native” (endemic) conditions. The final report showed that the vaccine induced specific AMA and CSP antibodies in the majority of children and the CSP antibodies have remained up 12 months. The overall malaria clinical symptoms were reduced by 50% in vaccinated group compared to the placebo group.

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

Next steps:

We have identified the key elements of the vaccine that induce the protective immune response. In 2013 little funds will be allocated to this vaccine as the RSV vaccine is the priority.

STRATEGY

Our strategy is to extend the application of our key scientific approaches to new vaccines by:

●	Exploiting the results and knowledge of mucosal protection based vaccines
●	Leveraging the effective and safe virosome vaccine technology and know-how
●	Advancing existing vaccine candidates through Phase II clinical trials with our partners
●	Maintaining a comprehensive IP portfolio
●	Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing
●	Entering into strategic partnerships with leading pharmaceutical companies

Our vision is to become the market leader in the development of new generation mucosal and virosomes based vaccines. We develop preventative vaccines that generate an efficient mucosal protection through mucosal antibodies as first line of defense, while blood antibodies would act synergistically, as a second line of defense.

To date, our focus has been on achieving very favorable results from the development of a core vaccine pipeline of RSV, HIV-1 and malaria, while securing the IP and know-how for the virosome technology and the mucosal based approach.

By using a lean and flexible operational platform and contracting with best-in-class partners, we have avoided the upfront cost of in-house resources and gained access to the best existing know-how.  This has maximized the return on development and research.

MATERIAL THIRD PARTY AGREEMENTS

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

PX’THERAPEUTICS

Gp41 Manufacturing Technology Agreement dated January 26, 2009 between PX Therapeutics and Mymetics under which PX Therapeutics agrees to transfer the know-how to manufacture recombinant Gp41 for Mymetics’ HIV vaccine. The term of the agreement is for five years after the date of signature and renewable at the request of Mymetics. Mymetics is allowed to terminate the contract one month after the event of knowledge transfer has been confirmed by both parties.

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

HSV vaccine:
Payments of 25% of all income generated by Mymetics. This includes all upfront, milestone and royalty income received for Mymetics’HSV vaccine.

INTELLECTUAL PROPERTY

●	WO/1999/025377 (GP41 mutee) Method for obtaining vaccines for preventing the pathogenic effects related to a retroviral infection Mymetics Corp. Expiration date: November 16, 2018

●	WO/2005/010033 (GP41 ter) New soluble and stabilized trimeric form of GP 41 polypeptide Mymetics Corp. Expiration date: July 28, 2024

●	WO/2007/099446 (Virosome-P1) Virosome-like vesicles comprising gp41 - derived antigens Mymetics Corp. + INSERM + Pevion Expiration date: January 3, 2027

●	US/61/202 215 (GP41 4th gen) Mymetics Corp. Expiration date: February 5, 2029

●	US/61/202 219 (Splitting GP41) Mymetics Corp. Expiration date: February 5, 2029

●	WO/2004/106366 (UK39) Methods for synthetizing conformationally constrained peptides, peptidomimetics and use of such peptidomimetics as synthetic vaccines Mymetics Corp. Expiration date: June 1, 2024

●	WO/2004/078099 (AMA49) Compositions and methods for the generation of immune response against Malaria Mymetics Corp. Expiration date: March 2, 2023

●	WO/1995/032706 (INEX) Virosome-mediated intracellular delivery of therapeutic agents Bestewil BV Expiration date: May 31, 2015

●	WO/2004/045641 (APRECS) Antigen-complexes Bestewil BV Expiration date: November 19, 2023

●	WO/2004/110486 (Lipopeptide) Functionally reconstituted viral membranes containing adjuvant Bestewil BV Expiration date: June 17, 2024

●	WO/2004071492 (DCPC) Virosome-like particles Bestewil BV Expiration date: December 2, 2023

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

Phase I refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal healthy volunteer subjects. Phase I clinical trials are designed to determine the safety (metabolic and pharmacologic actions of a drug in humans), the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness (inductions of antibodies in our case). Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies but is generally in the range of 20 to 80 people. Bioanalyses on the clinical trial samples in different in vitro assays must be conducted under good laboratory practice (GLP). At this stage, all techniques must be qualified according to standard operating procedures (SOPs) but it is not required to have the assays validated. Validating an assay consists of analyzing or verifying the 8 or 9 assay parameters as described in the US pharmacopeia or the ICH guidelines: 1) accuracy; 2) precision; 3) limit of detection; 4) limit of qualification; 5) specificity; 6) linearity and range; 7) robustness; and 8) system suitability.

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

EMPLOYEES

Ronald Kempers is our President and Chief Executive Officer. Additionally, there is one full-time employee of Mymetics Corporation: Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer.

On January 30, 2012, Jacques-Francois Martin resigned as President and CEO of Mymetics to be effective no later than May 1, 2012, but he remained as Chairman of the Board. On March 23, 2012, we announced that in connection with our financing efforts and decision to pursue new strategic alternatives, including moving our headquarters to the United States, we appointed Dr. Christopher S. Henney to be Chairman of our Board of Directors and Grant Pickering to be President and CEO and a member of our Board of Directors. We also added Ulrich Burkhard, Managing Partner and Director of the Marcuard Family Office, as a director. Concurrent with the appointment of these three individuals to these Board and executive positions, Jacques-Francois Martin resigned as Chairman of our Board of Directors and Christian Rochet, Sylvain Fleury and Martine Reindle resigned as members of the Board of Directors. Effective November 19, 2012, Mymetics appointed Ronald Kempers to be President and Chief Executive Officer, following the departure of Dr. Christopher S. Henney and Grant Pickering in accordance with the terms of their arrangement with the Company.

Our Swiss subsidiary, Mymetics S.A., has on its payroll two employees: Director of Finance and Director of R&D.

Mymetics B.V. has one full time executive officer (CSO) plus three full-time assistants.

As of December 31, 2012, our Luxembourg affiliate had no employees.

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

WE HISTORICALLY HAVE INCURRED NET LOSSES, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have incurred net losses. In the years ended December 31, 2012, and December 31, 2011, we sustained net losses of approximately E6,111,000 and E10,539,000, respectively. At December 31, 2012, we had an accumulated deficit of approximately E70,168,000. Total cash disbursed since 1990 for operating activities, including research and development, is E53,709,000.

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

We need to address our working capital needs to allow us to continue devoting our efforts to development of the business instead of raising needed capital. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business plan within the time frames that we now expect, which could increase the amount of capital we need and could threaten the success of our business if competitors are able to produce an effective vaccine and bring it to the market ahead of us.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

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

FISCAL QUARTER ENDED	HIGH	LOW

2011
March 31	$0.150	$0.150
June 30	0.125	0.125
September 30	0.055	0.055
December 31	0.034	0.026

2012
March 31	$0.100	$0.026
June 30	0.090	0.040
September 30	0.045	0.033
December 31	0.050	0.020

(b)	Stockholders. At March 28, 2013, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.
(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.
(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2012.

	Number of Securities to be issued upon exercise of Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)		(b)		(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	332,500	(2)	$	U.S. 0.33
2009 Plan	3,100,000	(3)	$	U.S. 0.15
Total	3,432,500		$	U.S. 0.20	1,360,000

(1)  Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock
Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)  (i) 392,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan.

(3) In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders.  We have granted 4,350,000 options under that Plan.

In addition, Mymetics granted Norwood Immunology Limited (“NIL”) an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609,000 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. Since the Company converted the Bridge Loan to finance the acquisition at $0.50 in September 2010, the result is that the option allows NIL to acquire 19,218,450 shares of common stock. This warrant expired on April 1, 2012.

Further, on July 1, 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US$ 0.25 per share. The warrant is valid from July 1, 2010 until June 30, 2013.

ISSUANCES OF UNREGISTERED SECURITIES

Set forth below is information regarding our sales of unregistered securities during the period commencing on January 1, 2012 and ending on March 28, 2013. These issuances were made pursuant to individual contracts that are discrete from one another and in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving any public offering to persons who are sophisticated in such transactions and who had knowledge of and access to sufficient information about us to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

-	On February 10, 2012, an existing investor was issued 19,301,474 common shares of Mymetics Corporation at $.08 per share, as conversion of a loan.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of us for the years ended December 31, 2012 and 2011 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011:

We received grant income of NIL and E25,000 for the years ended December 31, 2012 and 2011, respectively. We also received NIL and E150,000 related to license agreement fees for the years ended December 31, 2012 and 2011, respectively. The lack of product revenue is directly attributable to our focus on research and development. We believe that this focus will continue for the foreseeable future. Future revenues could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.

Research and development expenses increased to E1,616,000 in the current period from E1,343,000 in the comparative period of 2011, an increase of 20.33%. The increase of R&D was mainly related to the INSERM E400 milestone payment which is under negotiation. Research and development expenses of E1,616,000 in 2012 include E790,000 of scientific staff expenses and fees of our scientific consultants, E226,000 paid to scientific partners and suppliers of scientific services, and E600,000 for know-how annuity and milestone payment. Research and development expenses of E1,343,000 in 2011 Research and development expenses of E1,616,000 in 2012 include E790,000 of scientific staff expenses and fees of our scientific consultants, E226,000 paid to scientific partners and suppliers of scientific services, and E600,000 for know-how annuity and milestone payment.

General and administrative expenses decreased by 9.93% to E1,371,000 in the year ended December 31, 2012 from E1,520,000 in the comparable period of 2011, mainly as a result of reduced costs until we secure additional equity financing.

Interest expense decreased by 16.38% to E2,307,000 in the year ended December 31, 2012 from E2,759,000 in the comparable period of 2011, due to the payment of interests for a total amount of E511 in 2012 and the decrease of total loans from conversion into shares during both years. In the year 2011, an amortization of the debt discount of E600 was related to the warrant issued in conjunction with a note payable on July 1, 2010.

The fair value of acquisition-related contingent consideration increased by 13.56% to E6,533,000 in the year ended December 31, 2012 from E5,753,000 in the comparable period of 2011. A reassessment of fair value required an increase of E780,000 in the acquisition-related contingent consideration liability during  2012 mainly due to higher expected future milestone payments related to the RSV vaccine. Further, the timelines for possible out-licensing upfront and milestone payments for the RSV and HSV vaccine candidates have been moved out to reflect the Company’s strategy to out-license after a successful Phase II and start of a Phase III. Due to the return of the intra-nasal influenza vaccine to Mymetics, the license contract intangible asset has been fully impaired in 2011.

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

However, should we engage in any form of commercial activity, a revenue recognition and receivables policy according to the following principles would be implemented:

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2012 and 2011 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.

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

GOODWILL

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company has conducted its impairment testing as of April 1, of 2012 and 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2012, management believes there are no indications of impairment.

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

Our business plan is predicated by the size and availability of our resources, which preclude us from pursuing our human clinical trials beyond phase II, which normally involves no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trial for a prophylactic vaccine involves up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, implies a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.

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

We are trying to achieve this for the HIV-1 vaccine by 2014, which has successfully completed the Phase I in Belgium. Malaria is the other vaccine that already completed successfully a Phase Ia (adults in Switzerland) and more recently a Phase Ib (children in Tanzania). Partnership for HIV-1 and malaria phase II and III might also involve non-profit entities such as the Bill and Melinda Gates Foundation or governmental agencies such as the NIH. These dates are based on our results, which have been encouraging so far.

We aim to partner our intra-nasal influenza vaccine during 2013, while we aim to partner our RSV vaccine around 2015, after completion of a successful Phase II.

We will enter into negotiations with potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had E286,000 cash at December 31, 2012, compared to E382,000 at December 31, 2011.

As a development stage company, we have not generated significant material revenues since the current line of business was commenced in 2001, and we do not anticipate generating significant material revenues on a sustained basis unless and until a major licensing agreement or other commercial arrangement is entered into with respect to its technology.

As of December 31, 2012, we had an accumulated deficit of approximately E70.2 million and incurred losses of E6,111,000 in the year ended December 31, 2012. This compares with losses of E10,539,000 in the year ended December 31, 2011. These accumulated losses are principally associated with the research and development of our HIV vaccine and RSV vaccine technologies, the acquisition of its malaria project from Pevion Biotech Ltd. and the acquisition of Bestewil and Mymetics B.V. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was E4,959,000 for the year ended December 31, 2012, compared to E5,223,000 for the year ended December 31, 2011. The major factor in 2012 was costs incurred in connection with our the further development of our RSV vaccine and preparing it for GMP manufacturing for a human clinical trial Phase I, continued efforts of the Company to reduce expenses until it secures additional financing to allow it to enter into the clinical trials for its RSV and HIV.

Investing activities used cash of E1,000 for the year ended December 31, 2012 and E29,000 for the year ended December 31, 2011, both for the purchase of equipment in the Netherlands.

Financing activities provided cash of E4,846,000 for the year ended December 31, 2012, which includes new debt of E3,267,000 needed to fund 2012 operations and payment of interests to Norwood Immunology, compared to E3,820,000 for the year ended December 31, 2011, which includes new debt needed to fund 2011 operations.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E32,222,000 in the form of notes payable including interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted cash outflow, or cash burn rate, for 2013 is approximately E3,550,000 for research and fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

Our monthly burn rate is only relevant as regards administration expenses and amounts to E170,000. Other expenditures related to vaccine research and development will be triggered as soon as the financing of the company is secured.

2013 budget	12 Months
GMP lots production & Human Clinical Trials Phase Ib (HIV)	E	100,000
RSV and HSV		1,000,000
Further Virosome R&D		360,000
Administration		2,090,000
Total	E	3,550,000

Management expects the cash outflow on R&D to increase while keeping administrative costs relatively stable. The planned increase in 2013 over 2012 will depend on the success of our financing activities.

Administration costs include E1,200,000 in gross salaries and related payroll costs and payments under various consulting contracts.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and five employees. Under Executive Employment Agreements with our CEO and two CSO’s, we pay our executive officers a combined amount of E51 per month.

On January 30, 2012, Jacques-François Martin resigned as President and CEO of Mymetics but he remained as Chairman of the Board. On March 23, 2012, we appointed Dr. Christopher S. Henney, Ulrich Burkhard and Grant Pickering to the Board of Directors of Mymetics.  Coincident with these appointments Jacques-François Martin, Martine Reindle, Christian Rochet and Sylvain Fleury resigned from the Board of Directors.  Dr. Henney was also appointed to the role of Chairman of the Board of Directors of Mymetics.  In addition, Mymetics appointed Grant Pickering as President and Chief Executive Officer. Effective November 19, 2012, Mymetics appointed Ronald H. Kempers to be President and Chief Executive Officer, following the departure of Dr. Christopher S. Henney and Grant Pickering in accordance with the terms of their arrangement with Mymetics.

In addition, our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Director of R&D. Mymetics BV has, besides the full time chief Scientific Officer, three full-time assistants.

Included in administration costs are E340,000 of legal and patent fees to outside corporate counsel, E90,000 audit and review fees to the Company’s independent accountants, and E50,000 in finance and acquisition expenses.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of RSV vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. Additional funding requirements during the next 12 months are needed to prepare for a Phase I clinical trial for our RSV vaccine.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E3,500,000 in the year ending December 31, 2013. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2012, the two main investors provided five loans each to the Company for a total of E3,077,000.

On February 14, 2012, the first convertible loans were issued for a total amount of E1,200,000 with a 10% interest per annum and a maturity date of June 30, 2012. On April 19, 2012, convertible loans were issued for a total of E402,000 with a 10% interest per annum and a maturity date of September 30, 2012. On May 4, 2012, convertible loans were issued for a total of E600,000 with a 10% interest per annum and a maturity date of July 31, 2012. On September 3, 2012, convertible loans were issued for a total of E250,000 with a 10% interest per annum and a maturity date of November 30, 2012. On December 5, 2012, Mymetics has negotiated the extension of the maturity date of all existing convertible loans to a maturity date of March 31, 2013. This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000,000.

On November 14, 2012, a convertible loan was issued for a total of E500,000 with a 10% interest per annum and a maturity date of March 31, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000,000.

On December 6, 2012, a convertible loan was issued for a total of E125,000 with a 10% interest per annum and a maturity date of March 31, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000,000.

On April 19, 2012, Mymetics agreed with Norwood Immunology Ltd. (NIL) to amend the terms and conditions of the E2,500,000 loan that expired on April 1, 2012. The amended agreement resulted in the payment E402,000 covering all the accrued interest due to NIL on April 20, 2012 and a delay of the repayment of the E2,500,000 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the event Mymetics is not able to close the investment of not less than $20,000,000 on or before September 30, 2012, the terms of the loan will revert to the original terms and the loan and accrued interest becomes immediately payable as the loan would be in default. The deadline for closing such an investment has been extended to March 31, 2013 and the interest rate of the loan has increased from 5% to 10% effective November 1, 2012. We intend to seek a further extension of the loan to allow us sufficient time to obtain an investment of licensing arrangement that would satisfy NIL about our future commercial projects.

On February 10, 2012, Mymetics and Round Enterprises agreed to convert the expired loan with a carrying amount of E1,164,000 dated December 9, 2010, into 19,301,474 shares of Mymetics common stock. The principal amount and accrued interest have been converted into shares using an exchange rate of $1.3260 per Euro and a conversion price of $0.08 per share.

We have filed or are in the process of filing several new grant applications with European as well as U.S. institutions in relation to our HIV-1 and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for our RSV vaccine~~.~~

Management does not anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next six months. We do not have enough cash presently on hand, based upon our current levels of expenditures and anticipated needs during this period, and will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person  to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2012.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the Company’s 2016 annual meeting of stockholders, the term of the Class II directors will expire at the 2014 annual meeting of stockholders, and the term of the Class III directors will expire at the 2015 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

NAME	CURRENT POSITION WITH THE COMPANY	AGE	OF TERM AS EXPIRATION A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	45	n/a

Thomas Staehelin (Class II)	Director	64	2014

Ernest M. Stern (Class II)	Director	61	2014

Ulrich Burkard (Class III)	Director	51	2015

RONALD KEMPERS

Chief Operating Officer (since July 1, 2009) and was appointed Chief Financial Officer on August 1, 2010. Effective November 19, 2012, Ronald Kempers was appointed President and Chief Executive Officer. Mr. Kempers is a senior business leader and entrepreneur, having over 15 years of international business management, business development and finance experience with leading global corporations (Hewlett Packard, Oracle) and medical and IT start-ups. Mr. Kempers has a M.Sc. in Business Administration from the Erasmus University, Rotterdam School of Management and has continued further education with various executive courses, including IMD, Lausanne.

DR. THOMAS STAEHELIN

Dr. Staehelin is Senior Managing Partner of Fromer, Schultheiss and Staehelin, a law firm located in Basel, Switzerland.  Dr. Staehelin focuses primarily on corporate and tax law.  Dr. Staehelin has served as a member of this law firm since 1975.  Dr. Staehelin also serves on the boards of various Swiss companies and is Chairman of the Chamber of Commerce of the Basel region.  In addition, Dr. Staehelin is Managing Director of the "Swiss Association of privately held Swiss Companies” and is a member of the Board of "economie suisse," The Swiss Business Federation.  Dr. Staehelin received his Ph.D. degree in Law from the University of Basel.  He formerly served as a member of the cantonal parliament of Basel.

We benefit from Dr. Staehelin’s significant international business experience, financial expertise through his role as a lawyer and board member of many companies conducting business on a global basis and knowledge of the Swiss legal system to assist the Company with its Swiss subsidiaries.

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

Mr. Stern assists us through his extensive international business experience and contacts through his representation as a U.S. lawyer of many companies engaged in international business, knowledge of state and federal laws applicable to the Company and finance knowledge.

ULRICH BURKARD

Ulrich Burkhard is Co-Founder, Managing Partner and Director of Marcuard Family Office, a multi-client family office founded in 1998 and located in Zurich, Switzerland, providing asset management advice. From 1994 to 1998, Mr. Burkhard held overall responsibility for Latin American marketing and relationship management at Bank J. Vontobel & Co. Ltd., Zurich, and was appointed First Vice President in 1995. From 1989 to 1994, Mr. Burkhard was Head of Private Banking Latin America at Vontobel USA Inc., New York, and was appointed Vice President in 1990. From 1987 to 1989, he worked at Bank J. Vontobel & Co. Ltd. as Head of Staff of the CEO’s office. Mr. Burkhard began his career at Bank J. Vontobel & Co. Ltd., Zurich in 1978, focusing on global investment management and private banking. Mr. Burkhard holds a Bachelor of Science and Business Administration degree from the University of Applied Sciences, Zurich. Mymetics believes that it benefits from the significant financial expertise of Mr. Burkhard as it seeks to attract capital for its future growth.

SCIENTIFIC ADVISORY BOARD

In 2009, a member Scientific Advisory Board (SAB) was created made up of eminent intellectuals from around the world with expertise related to the Company’s products as follows:

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

●
Vice Chairman of the Scientific Advisory Board - Dr. Marc Girard, has over 20 years of experience in the HIV-1 research field, past Director of the Merieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).

●	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA
●
Dr. George Kemble, Former Senior Vice President of R&D at MedImmune and Head of Research at MedImmune.  He is one of the world’s authorities on vaccine development and in particular the development of vaccines and therapeutics for RSV.

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

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2012, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

During January 2012, Jacques-François Martin resigned as President and CEO effective May 1, 2012 in accordance with the notice requirement in his employment agreement with Mymetics, stating his desire to spend more time with his family.

During March 2012, Dr. Christopher S. Henney, Ulrich Burkhard and Grant Pickering were appointed to the Board of Directors of Mymetics.  Coincident with these appointments Jacques-François Martin, Martine Reindle, Christian Rochet and Sylvain Fleury resigned from the Board of Directors.  Dr. Henney was also appointed to the role of Chairman of the Board of Directors of Mymetics.  In addition, Mymetics appointed Grant Pickering as President and Chief Executive Officer following the notice of resignation by Jacques-François Martin in which he stated that he would resign as the President and CEO no later than May 1, 2012.

During November 2012, Ronald Kempers, was appointed to be President and Chief Executive Officer, following the departure of Dr. Christopher S. Henney and Grant Pickering in accordance with the terms of their arrangement with the Company.

In 2012, our Board of Directors held 26 meetings, 25 of which were conducted by telephone conference call, and acted by unanimous written consent three times.  All directors attended at least 95% of the total number of Board meetings.  The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2012.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2012.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2012, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) is composed of three non-Executive directors, Ulrich Burkhard, Ernst M. Stern and Thomas Staehelin.  The Compensation Committee does not have a charter.

The Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures that follow. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, and the Board has approved that recommendation.

Compensation Discussion and Analysis

The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses, stock grants and stock options. Following review and approval by the Committee, action pertaining to executive compensation is reported to the full Board of Directors for further consideration.

Compensation Philosophy

The Company’s compensation of executive officers and its philosophy regarding executive compensation is comprised of the following characteristics:

(i)	Competitive base salary;
(ii)	Granting stock awards as a portion of the total compensation, which vest over a certain number of years; and
(iii)	Granting performance-based bonuses either in cash or common stock.

We believe our executive compensation should be designed to allow us to attract, motivate and retain executives of a high caliber to permit us to remain competitive in our industry. We desire to maintain for now a uniformity of base salary compensation in light of the contributions each of the three principal executives has either made, or is expected to make, to our ability to remain in business and achieve the level of success that we have reached in meeting scientific results, primarily to date the vaccines in our portfolio. We take into account the compensation paid at similarly situated companies, both within and outside of our industry, when determining executive compensation. We believe that by granting shares of our Common Stock to our executives which vest over a certain number of years, we will be able to encourage executives to remain with us.

Additionally, individual performance of the executive is considered as a factor in determining executive compensation, as well as the overall performance of the Company, which, since we are pre-revenue and primarily involved in research and development, includes, but is not limited to, fund raising and meeting our business plan milestones on time and within budget, including  successful conclusion of strategic partner agreements and achieving the regulatory approvals to commercialize our vaccines, rather than earnings, revenue growth, cash flow and earnings per share which would be more typical for a company generating revenues and earnings. The Committee also uses subjective criteria it deems relevant in its reasonable discretion.

Compensation of Chief Executive Officer

Mr. Jacques-François Martin joined us on July 1, 2009 as our President and Chief Executive Officer for an annual compensation of E240,000. During calendar year 2012, Mr. Martin was paid E100,000 until his resignation effective May 31, 2012. As Chief Executive Officer, Mr. Kempers was paid a salary of CHF50,000 for the two months ending December 31, 2012.

Compensation of Chief Financial Officer and Chief Operating Officer

Mr. Kempers joined us on July 1, 2009 as Chief Operating Officer and was appointed Chief Financial Officer on August 1, 2010. Mr. Kempers was paid a base salary of CHF 300,000 in calendar year 2011. As Chief Financial Officer, Mr. Kempers was paid a salary of CHF 250,000 until October 2012.

Compensation of Chief Scientific Officer

Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company.  The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006.  As a result of Mr. Fleury’s efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company.  Dr. Fleury’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in the animal studies leading to the Company’s ability to commence Phase I clinical trials for its HIV-AIDS vaccine in addition to his role in the negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. As of January 1, 2010, Dr. Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000 at the exchange rate at that time and included also the employer’s share of social contributions. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner was deleted in favor of stock options.

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year		Salary (E)		Bonus (E)	Awards (E)	Stock Awards (E)		Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)		Total Annual Compensation

Jacques-F. Martin	(1a)	2012	E	100,000	(4,1)	-	-	-		-	-	-	E	100,000	(4,1)
(CEO)		2011		240,000	(4,1)	-	-	-		-	-	-	E	240,000	(4,1)
		2010		240,000	(4,1)	-	-	-	E	196,427-	-	-	E	436,427	(4,1)

Ronald Kempers	(1b)	2012		216,000	(4,1)	-	-	-		-	-	-	E	216,000	(4,1)
(CEO)		2011		216,000	(4,1)	-	-	-		-	-	-	E	216,000	(4,1)
		2010		216,000	(4,1)	-	-	-	E	92,881	-	-	E	308,881	(4,1)

Sylvain Fleury, Ph. D.	(2)	2012		216,000	(4,2)	-	-	-		-	-	-	E	216,000	(4,2)
		2011		216,000	(4,2)	-	-	-		-	-	-	E	216,000	(4,2)
		2010		216,000	(4,2)	-	-	-	E	29,364-	-	-	E	245,364	(4,2)

Thomas Staehelin, Dr.		2012		10,000		-	-	-		-	-	-	E	10,000	(4)
		2011		10,000		-	-	-		-	-	-	E	10,000	(4)
		2010		10,000		-	-	-		-	-	-	E	10,000	(4)

Ernest Stern		2012		10,000		-	-	-		-	-	-	E	10,000	(5)
		2011		10,000		-	-	-		-	-	-	E	10,000	(5)
		2010		10,000		-	-	-		-	-	-	E	10,000	(5)

(1)
(a)Mr. Martin was Mymetics’ President and Chief Executive Officer from July 1, 2009 until his resignation effective May 1, 2012. On March 23, 2012, Jacques-Francois Martin resigned as Chairman of our Board of Directors. (b)Mr. Kempers was appointed to Chief Executive Officer on November 23, 2012.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 23, 2012.

(4)
Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2nd, 2007as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

(5)
Ernest Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21st, 2008 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

The tables entitled "OPTION EXERCISES AND STOCK VESTED," "PENSION BENEFITS," "NONQUALIFIED DEFERRED COMPENSATION" and "DIRECTOR COMPENSATION" and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

Employment Agreements

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO since July 1, 2006 with a contract ending June 30, 2013.  Dr. Fleury receives an annual salary of E216,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, the executive shall be eligible for an annual bonus to be paid in cash, stock or stock options.  If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled nine months of his salary. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2012, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 295,318,813 shares of our common stock outstanding on March 28, 2013. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2013, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ulrich Burkhard (1) Director	Common	141,006,552	(2)	47.75%

Dr. Thomas Staehelin (1) Director	Common	12,479,907		4.23%

Dr. Sylvain Fleury (1) Chief Scientific Officer, and Director	Common	6,500,000	(3)	2.20%

Ernest M. Stern (1) Director	Common	1,500,000	(4)	0.51%

Ronald Kempers (1) CEO, CFO and Director	Common	100,000		0.03%

All current executive officers and directors as a group (5 persons)	Common	161,586,459		54.72%

(1)	Address is Mymetics Corporation, c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Ulrich Burkhard is a principal of the Marcuard Family Office that serves as a financial advisor to Round Enterprises.

(3)	Of which 500,000 issued for services, 1,000,000 acquired through conversion of unpaid salary and expenses and 5,000,000 acquired as bonus.

(4)	500,000 issued for services rendered.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2012, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2012 and 2011:

	2012	2011

Audit Fees	$55,146	$64,876
Audit-Related Fees	-	-
Tax Fees	10,425	13,409
All Other Fees	-	-

Total	$65,571	$78,285

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal 2012 and 2011, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2012 and 2011, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

2.1		Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.2		Share Exchange Agreement dated December 13, 2001 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (1)

2.3		Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (2)

2.4		Amendment to the Purchase Agreement dated October 17, 1998 between the Company and the majority stockholders of Nazca Holdings Ltd. (3)

2.5		Revised Purchase Agreement dated July 28, 1999 between the Company and the majority stockholders of Nazca Holdings Ltd. (4)

2.6		Share Exchange Agreement dated July 30, 2002 between the Company and the stockholders of Mymetics S.A. listed on the signature page thereto (5)

3 (i)		Articles of Incorporation of the Company (as amended through May 10, 2002) (6)

3 (ii)		Bylaws (7)

4.1		Form of Specimen Stock Certificate (8)

4.2		Form of letter regarding Warrant (8)

4.3		Form of Share Exchange Agreement (8)

9.1		Voting and Exchange Trust Agreement dated March 19, 2001, among the Company, 6543 Luxembourg S.A. and MFC Merchant Bank S.A. (8)

10.1		Services Agreement dated May 31, 2001, between the Company and MFC Merchant Bank, S.A.(7)

10.2		Employment Agreement dated May 3, 2001, between Pierre-Francois Serres and the Company (7)

10.3		Indemnification Agreement dated March 19, 2001, between the Company and MFC Bancorp Ltd. (7)

10.4		Agreement dated for reference May 15, 2000, between the Company and Maarten Reidel (7)

10.5	Preferred Stock Redemption and Conversion Agreement dated for reference December 21, 2000, between the Company and Sutton Park International Ltd. (10)

10.6	Preferred Stock Conversion Agreement dated for reference December 21, 2000, between the Company and Med Net International Ltd. (11)

10.7	Preferred Stock Conversion Agreement dated December 21, 2000, between the Company and Dresden Papier GmbH (11)

10.8	Assignment Agreement dated December 29, 2000, among the Company, Mymetics S.A. and MFC Merchant Bank S.A. (1)

10.9	Credit Facility Agreement dated July 27, 2000, between MFC Merchant Bank, S.A. and the Company (1)

10.10	Amended Credit Facility Agreement dated for reference August 13, 2001, between MFC Merchant Bank, S.A. and the Company (16)

10.11	Second Amended Credit Facility Agreement dated for reference February 27, 2002, between MFC Merchant Bank, S.A. and the Company (16)

10.12	Amended and Restated Credit Facility Agreement dated for reference February 28, 2003, among MFC Merchant Bank, S.A., MFC Bancorp Ltd., and the Company (16)

10.13	Guarantee dated for reference February 28, 2003, by MFC Bancorp Ltd. to MFC Merchant Bank S.A. (16)

10.14	Shareholder Agreement dated March 19, 2001, among the Company, the Holders of Class B Exchangeable Preferential Non-Voting Shares of 6543 Luxembourg S.A. signatory thereto and6543 Luxembourg S.A.(8)

10.15	Support Agreement dated March 19, 2001, between the Company and 6543 Luxembourg S.A. (8)

10.16	1995 Qualified Incentive Stock Option Plan (12)

10.17	Amended 1994 Stock Option Plan (13)

10.18	2001 ICHOR Company Stock Option Plan (7)

10.19	Employment Agreement dated March 18, 2002, between the Company and Peter P. McCann (14)

10.20	Consulting Agreement dated August 31, 2001, between the Company and Michael K. Allio (8)

10.21	Amendment to Consulting Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.22	Employment Agreement dated March 18, 2002, between the Company and Dr. Joseph D. Mosca (15)

10.23	Separation Agreement and Release dated January 31, 2003,between the Company and Peter P. McCann (16)

10.24	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Robert Demers (8)

10.25	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Michael K. Allio (8)

10.26	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and John M. Musacchio (8)

10.27	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Patrice Pactol (8)

10.2	Director and Non-Employee Stock Option Agreement dated July 19, 2001, between the Company and Pierre-Francois Serres (8)

10.29	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Pierre-Francois Serres (16)

10.30	Director and Non-Employee Stock Option Agreement dated July 23 2002, between the Company and Patrice Pactol (16)

10.31	Director and Non-Employee Stock Option Agreement dated July 23,2002, between the Company and Robert Demers (16)

10.32	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and John M. Musacchio (16)

10.33	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Michael K. Allio (16)

10.34	Director and Non-Employee Stock Option Agreement dated August 21, 2002, between the Company and Michael K. Allio (16)

10.35	Director and Non-Employee Stock Option Agreement dated June 20, 2002, between the Company and Peter P. McCann (16)

10.36	Director and Non-Employee Stock Option Agreement dated July 23, 2002, between the Company and Peter P. McCann (16)

10.37	Director and Non-Employee Stock Option Agreement dated February 6, 2003, between the Company and Peter P. McCann (16)

10.38	Patent Pledge Agreement dated November __, 2002 among Mymetics S.A., Mymetics Deutschland GmbH, the Company and MFC Merchant Bank S.A. (16)

10.39	Third Amendment to the Credit Facility Agreement dated for Reference December 31, 2006, between MFC Merchant Bank, S.A. and the Company (17)

10.40	Fourth Amendment to the Credit Facility Agreement dated for Reference February 16, 2005, between MFC Merchant Bank, S.A. and the Company (17)

10.41	Consulting Agreement dated for reference January 1, 2004, between the Centre Hospitalier Universitaire Vaudois (CHUV), the Company and Dr. Sylvain Fleury, Ph.D. (18)

10.42	Consulting Agreement dated for reference January 1, 2004, between the Company and Professor Marc Girard, DVM, D.Sc. (18)

10.43	Cooperation and Option Agreement dated March 10, 2005, between the Company and Pevion A.G. (18)

10.44	Consulting Agreement dated March 23, 2005, between the Company and Northern Light International. (18)

10.45	Sixth Amended Credit Facility Agreement dated for reference December 31, 2005, between MFC Merchant Bank, S.A. and the Company (19)

10.46	Employment Agreement dated July 1, 2006, between the Company and Dr. Sylvain Fleury (20)

10.47	Employment Agreement dated July 1, 2006, between the Company and Christian Rochet (20)

10.48	Employment Agreement dated July 1, 2006, between the Company and Ernst Luebke (20)

10.49	License Agreement dated March 1, 2007, between the Company and Pevion Biotech Ltd. (21)

10.50	Settlement Agreement dated March 19, 2007 between the Company and MFC Merchant Bank S.A. (22)

10.51	Co-ownership Agreement dated January 8, 2008 between the Company, INSERM and Pevion Biotech Ltd. (23)

10.52	Co-ownership Agreement dated January 8, 2008 between the Company and INSERM (23)

10.53	Exploitation Agreement dated January 8, 2008 between the Company and INSERM (23)

10.54	Non-Executive Director Agreement dated 21 January between the Company and Mr. Ernest M Stern.(24)

10.55	NGIN Material Transfer Agreement dated 11 February 2008 between the Company, Institute Cochin, Universite Paris Descartes and Pevion Biotech.(25)

10.56	Acquisition & License Agreement dated 19 May 2008 between the Company and Pevion Biotech Ltd. (26)

10.57	Extension of Convertible Note Maturity Date Agreement dated 22 August 2008 between the Company, Anglo Irish Bank and Round Enterprises Ltd. (27)

10.58	Gp41 Manufacturing Technology Agreement dated 26 January 2009 between the Company and PX Therapeutics (28)

10.59
Share Purchase Agreement pursuant to which the Company purchased all issued and outstanding shares of capital stock of Bestewil Holding B.V. (“Bestewil”) from its parent, Norwood Immunology Limited (“NIL”), and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. now held by Bestewil. (29)

10.60	Resignation of Prof Marc Girard as Head of vaccine development for reasons of personal health. (30)

10.61
Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of   Bestewil Holding B.V. and Virosome Biologicals B.V. including Unregistered Sales of Equity Securities, Financial Statements and Exhibits. (31)

10.62
Completion of Share Purchase Agreement pursuant to which Mymetics purchased all issued and outstanding shares of capital stock of   Bestewil Holding B.V. and Virosome Biologicals B.V. including Statements and Exhibits. (32)

10.63
Election of Jacques-Francois Martin as a member of the Board of Directors and Chairman of the Board, resignation of Christian Rochet as President and CEO and agreement of Jacques-Francois Martin to serve as President and CEO. (33)

10.64	Consulting Agreement dated September 1, 2009, between the Company and Mr. Christian Rochet.

10.65	Resignation of Ernest Luebke as Chief Finance Officer and Board member. (37)

10.66	Press release on partial funding by the National Institutes of Health of a new preclinical trial to test the effectiveness of a candidate HIV vaccine in a nonhuman primate model. (38)

10.67	Amendment of Exploitation Agreement dated January 8, 2008 with INSERM-TRANSFERT. (43)

10.67	Amendment of License and Cooperation Agreements for Intranasal Delivery of APRECS based Vaccines and Virosomes between Mymetics B.V. and Abbott Biologicals B.V (44)

10.68	Election of Martine Reindle to the Board of Directors. (45)

10.68	Resignation of Jacques-François Martin as President and CEO. (46)

10.69
Election of Dr. Christopher S. Henney, Ulrich Burkhard and Grant Pickering to the Board of Directors. Resignation of Jacques-François Martin, Martine Reindle, Christian Rochet and Sylvain Fleury from the Board of Directors. (47)

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)

10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)

10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement onForm S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.

(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.

(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.

(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.

(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.

(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.

(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.

(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.

(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.

(46)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.

(47)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.

(48)	Incorporated by reference to the Company's Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.

(49)
Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2013
We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2013
We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2013
July 02, 2012.

(50)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.

(51)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.

(c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the period from May 2, 1990 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2013

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In Thousands of Euros)

	2012		2011

ASSETS
Current Assets
Cash	E	286	E	382
Receivable other		43		61
Prepaid expenses		52		54
Total current assets		381		497

Property and equipment, net of accumulated depreciation of E261 and E239 at December 31, 2012 and 2011, respectively		28		49
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,346	E	9,483

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,325	E	1,027
Current portion of convertible notes payable to related
Parties		34,723		5,711
Total current liabilities		36,048		6,738

Convertible notes payable to related parties, less current portion		--		25,331
Acquisition-related contingent consideration		6,533		5,753
Total liabilities		42,581		37,822

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 295,318,813 at December 31, 2012 and 276,017,339 at December 31, 2011		2,468		2,322

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,783		32,732
Deficit accumulated during the development stage		(70,168)		(64,057)
Accumulated other comprehensive income		682		664
		(33,235)		(28,339)
	E	9,346	E	9,483

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2012 and 2011 and
the Period from May 2, 1990 (Inception) to December 31, 2012
(In Thousands of Euros, Except Per Share Data)

					Accumulated During Development Stage (May 2, 1990 to December 31,
	2012		2011		2012)
Revenues
Sales	E	--	E	150	E	660
Interest		3		3		45
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		1		69
Government grants		--		25		107
		3		179		1,655
Expenses
Research and development		1,616		1,343		26,708
General and administrative		1,371		1,520		24,216
Bank fee		3		3		944
Induced conversion cost		--		--		807
Interest		2,307		2,759		11,934
Change in the fair value of acquisition-related contingent consideration		780		2,541		2,983
Goodwill impairment		--		--		209
Depreciation		22		57		806
Amortization of intangibles		--		144		481
Impairment of license contract		--		2,213		2,213
Directors' fees		12		28		376
Other		--		109		120
		6,111		10,717		71,797
Loss before income tax provision		(6,108)		(10,538)		(70,142)
Income tax provision		(3)		(1)		(26)
Net loss		(6,111)		(10,539)		(70,168)

Other comprehensive income (loss)
Foreign currency translation adjustment		18		3		682
Comprehensive loss	E	(6,093)	E	(10,536)	E	(69,486)
Basic and diluted loss per share	E	(0.02)	E	(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Period from May 2, 1990 (Inception) to December 31, 2012
(In Thousands of Euros)

Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	-	E	-	E	-	E	119
Net losses to December 31, 1999		-		-		-		(376)		-		(376)
Balance at December 31, 1999		33,311,361		119		-		(376)		-		(257)

Bank fee		-		-		806		-		-		806
Net loss for the year		-		-		-		(1,314)		-		(1,314)
Balance at December 31, 2000		33,311,361		119		806		(1,690)		-		(765)

Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		-		-		-
Issuance of stock purchase warrants in connection with credit facility	March 2001	-		-		210		-		-		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		-		-		-
Issuance of shares for bank fee	June 2001	225,144		3		(3)		-		-		-
Issuance of shares for cash	June 2001	1,333,333		15		2,109		-		-		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		-		-		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		-		-		600
Net loss for the year		-		-		-		(1,848)		-		(1,848)
Translation adjustment		-		-		-		-		100		100
Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693

Exercise of stock options	March 2002	10,000		-		8		-		-		8
Issuance of stock purchase warrants for bank fee	June 2002	-		-		63		-		-		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		-		-		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		-		-		-
Net loss for the year		-		-		-		(3,622)		-		(3,622)
Translation adjustment		-		-		-		-		97		97
Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

Issuance of shares for services	September 2003	400,000		4		29		-		-		33
Shares retired	October 2003	(51)		-		-		-		-		-
Issuance of shares for services	November 2003	1,500,000		12		100		-		-		112
Issuance of shares for cash	December 2003	1,500,000		12		113		-		-		125
Issuance of stock purchase warrants for financing fee	December 2003	-		-		12		-		-		12
Net loss for the year		-		-		-		(2,786)		-		(2,786)
Translation adjustment		-		-		-		-		453		453
Balance at December 31, 2003		54,344,454		607		4,289		(9,946)		650		(4,400)

Issuance of shares for services	January 2004	550,000		5		27		-		-		32
Issuance of shares for cash	January 2004	2,000,000		17		150		-		-		167
Issuance of stock purchase warrants for financing fee	January 2004	-		-		40		-		-		40
Issuance of shares for cash	February 2004	2,500,000		21		187		-		-		208
Issuance of stock purchase warrants for financing fee	February 2004	-		-		62		-		-		62
Issuance of shares for services	April 2004	120,000		1		11		-		-		12
Issuance of shares for bank fee	May 2004	500,000		4		62		-		-		66
Issuance of shares for cash	May 2004	2,000,000		16		148		-		-		164

Issuance of shares for services	August 2004	250,000	2	26	-	-	28
Issuance of shares for cash	August 2004	1,466,667	12	128	-	-	140
Issuance of stock purchase warrants for financing fee	August 2004	-	-	46	-	-	46
Issuance of shares for services	September 2004	520,000	4	29	-	-	33
Issuance of shares for cash	September 2004	50,000	-	4	-	-	4
Issuance of shares for services	October 2004	2,106,743	16	132	-	-	148
Issuance of shares for services	November 2004	2,000,000	15	177	-	-	192
Issuance of shares for cash	November 2004	40,000	-	4	-	-	4
Net loss for the year		-	-	-	(2,202)	-	(2,202)
Translation adjustment		-	-	-	-	191	191
Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)

Issuance of shares for services	January 2005	500,000	4	83	-	-	87
Issuance of shares for services	March 2005	1,700,000	13	280	-	-	293
Issuance of shares for services	April 2005	60,000	1	10	-	-	11
Issuance of shares for cash	May 2005	52,000	-	5	-	-	5
Issuance of shares for cash	June 2005	626,800	5	27	-	-	32
Issuance of shares for cash	July 2005	433,548	3	18	-	-	21
Issuance of shares for cash	August 2005	256,452	2	10	-	-	12
Issuance of shares for services	September 2005	2,041,200	17	33	-	-	50
Issuance of shares for services	October 2005	185,000	2	6	-	-	8
Issuance of shares for cash	October 2005	378,989	3	10	-	-	13
Issuance of shares for services	November 2005	560,000	5	9	-	-	14
Issuance of shares for cash	November 2005	507,278	4	6	-	-	10
Issuance of shares for services	December 2005	140,000	2	2	-	-	4
Issuance of shares for cash	December 2005	6,781,333	56	206	-	-	262
Net loss for the year		-	-	-	(1,939)	-	(1,939)
Translation adjustment		-	-	-	-	(98)	(98)
Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,600,000	22	33	-	-	55
Issuance of shares for cash	January 2006	4,000,000	33	132	-	-	165
Issuance of shares for cash	March 2006	5,750,000	47	144	-	-	191
Issuance of shares for services	April 2006	100,000	1	4	-	-	5
Issuance of shares for cash	May 2006	2,950,000	23	92	-	-	115
Debt Conversion – non cash	May 2006	1,000,000	8	31	-	-	39
Issuance of shares for cash	June 2006	2,600,000	20	80	-	-	100
Debt Conversion – non cash	July 2006	3,500,000	28	252	-	-	280
Issuance of shares for services	November 2006	300,000	2	4	-	-	6
Issuance of shares for cash	November 2006	2,580,000	20	180	-	-	200
Issuance of shares for cash	December 2006	2,970,000	23	202	-	-	225
Net loss for the year		-	-	-	(1,585)	-	(1,585)
Translation adjustment		-	-	-	-	4	4
Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

Issuance of shares for cash	January 2007	650,000	5	45	-	-	50
Issuance of shares for services	January 2007	750,000	6	15	-	-	21
Issuance of shares for services	February 2007	250,000	2	5	-	-	7
Issuance of shares for cash	February 2007	1,745,000	13	121	-	-	134
Issuance of shares for cash	March 2007	9,362,000	120	920	-	-	1,040
Debt Conversion – non cash	March 2007	12,500,000	94	2,505	-	-	2,599
Issuance of shares for services	April 2007	1,300,000	9	105	-	-	114
Issuance of shares for cash	May 2007	1,750,000	13	245	-	-	258
Debt Cancellation – non cash	May 2007	-	-	242	-	-	242
Debt Conversion – non cash	June 2007	9,469,000	70	891	-	-	961
Issuance of shares for services	June 2007	657,500	5	62	-	-	67
Issuance of shares for cash	June 2007	7,643,000	57	772	-	-	829
Issuance of shares for officer compensation	June 2007	16,000,000	120	2,033	-	-	2,153
Issuance of shares for cash	July 2007	5,550,000	42	1,208	-	-	1,250
Issuance of shares for cash	August 2007	933,333	7	193	-	-	200
Issuance of shares for services	August 2007	2,100,000	15	139	-	-	154
Issuance of shares for services	September 2007	300,000	2	21	-	-	23
Issuance of shares for cash	September 2007	1,666,667	12	344	-	-	356

Cancellation of shares for collateral	September 2007	(2,000,000)		-		-		-		-		-
Issuance of shares for cash	October 2007	2,350,000		17		483		-		-		500
Issuance of shares for cash	November 2007	2,966,666		21		623		-		-		644
Issuance of shares for services	December 2007	500,000		3		48		-		-		51
Net loss for the year		-		-		-		(9,294)		-		(9,294)
Translation adjustment		-		-		-		-		(75)		(75)
Balance at December 31, 2007		187,463,630		1,697		18,401		(24,966)		672		(4,196)

Issuance of shares for services	January 2008	1,000,000		7		99		-		-		106
Issuance of shares for cash	February 2008	1,000,000		7		326		-		-		333
Issuance of shares for services	March 2008	1,000,000		6		146		-		-		152
Issuance of shares for cash	June 2008	1,600,000		10		586		-		-		596
Issuance of shares for services	July 2008	2,000,000		13		239		-		-		252
Issuance of shares for services	August 2008	250,000		2		39		-		-		41
Issuance of shares for cash	December 2008	1,000,000		7		319		-		-		326
Net loss for the year		-		-		-		(6,938)		-		(6,938)
Translation adjustment		-		-		-		-		13		13
Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		-		-		38
Issuance of stock options for acquisition	April 2009	-		-		601		-		-		601
Issuance of shares for services	May 2009	250,000		1		27		-		-		28
Issuance of shares for services	September 2009	250,000		2		21		-		-		23
Net loss for the year		-		-		-		(10,186)		-		(10,186)
Translation adjustment		-		-		-		-		(4)		(4)
Balance at December 31, 2009		196,063,630		1,754		20,840		(42,090)		681		(18,815)

Issuance of shares for services	March 2010	200,000		2		18		-		-		20
Issuance of warrant with debt	July 2010	-		-		1,200		-		-		1,200
Induced conversion cost	September 2010	-		-		807		-		-		807
Warrant modification cost	September 2010	-		-		484		-		-		484
Issuance of shares for services	September 2010	1,550,000		12		147		-		-		159
Issuance of shares on conversion of debt	September 2010	16,149,536		120		5,868		-		-		5,988
Stock compensation expense – options		-		-		238		-		-		238
Net loss for the year		-		-		-		(11,428)		-		(11,428)
Translation adjustment		-		-		-		-		(20)		(20)
Balance at December 31, 2010		213,963,166		1,888		29,602		(53,518)		661		(21,367)

Issuance of shares on conversion of debt	September 2011	41,542,722		289		2,029		-		-		2,318
Issuance of shares on conversion of debt	December 2011	20,511,451		145		1,015		-		-		1,160
Stock compensation expense – options		-		-		86		-		-		86
Net loss for the year		-		-		-		(10,539)		-		(10,539)
Translation adjustment		-		-		-		-		3		3
Balance at December 31, 2011		276,017,339		2,322		32,732		(64,057)		664		(28,339)

Issuance of shares on conversion of debt	February 2012	19,301,474		146		1,019		-		-		1,165
Stock compensation expense – options		-		-		32		-		-		32
Net loss for the year		-		-		-		(6,111)		-		(6,111)
Translation adjustment		-		-		-		-		18		18
Balance at December 31, 2012		295,318,813	E	2,468	E	33,783	E	(70,168)	E	682	E	(33,235)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011 and
the Period from May 2, 1990 (Inception) to December 31, 2012
(In Thousands of Euros)

					Total Accumulated During Development Stage (May 2, 1990 to December 31,
	2012		2011		2012)
Cash Flows from Operating Activities
Net loss	E	(6,111)	E	(10,539)	E	(70,168)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		780		2,541		2,983
Depreciation		22		57		806
Amortization of intangibles		-		144		481
Impairment of license contract		-		2,213		2,213
Goodwill impairment		-		-		209
Fees paid in warrants		-		-		223
Gain on sales of equipment		-		(1)		(69)
Gain on extinguishment of debt		-		-		(774)
Services and fees paid in common stock		-		-		5,403
Stock compensation expense-options		32		86		356
Amortization of debt discount		-		600		1,410
Induced conversion cost		-		-		807
Warrant modification cost		-		-		484
Changes in operating assets and liabilities,
Receivables		18		39		27
Accounts payable		298		(339)		1,906
Other		2		(24)		(7)
Net cash used in operating activities		(4,959)		(5,223)		(53,710)

Cash Flows from Investing Activities
Patents and other		-		-		(393)
Proceeds from sale of equipment		-		-		137
Purchase of property and equipment		(1)		(29)		(281)
Acquisition of subsidiary, net of cash acquired of E58		-		-		(4,942)
Cash acquired in reverse purchase		-		-		13
Net cash used in investing activities		(1)		(29)		(5,466)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock and warrants		-		-		11,630
Borrowings from shareholders		-		-		972
Increase in notes payable and other short-term advances		4,846		3,820		47,798
Decrease in notes payable and other short-term advances		-		-		(1,490)
Loan fees		-		-		(130)
Net cash provided by financing activities		4,846		3,820		58,780
Effect of foreign exchange rate on cash		18		3		682
Net increase (decrease) in cash		(96)		(1,429)		286
Cash, beginning of period		382		1,811		-
Cash, end of period	E	286	E	382	E	286
Non-cash investing and financing activities
Issuance of shares on conversion of notes payable	E	1,165	E	3,479
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	E	511	E	-

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.  On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Herpes Simplex which is at the pre-clinical stage, (ii) influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage.

These consolidated financial statements have been prepared treating the Company as a development stage company. As of December 31, 2012, the Company had not performed any stage III clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenue. For the purpose of these consolidated financial statements, the development stage started May 2, 1990.

These consolidated financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E70,168 at December 31, 2012. Further, the Company's current liabilities exceed its current assets by E35,667 as of December 31, 2012, and there is no assurance that cash will become available to pay current liabilities in the near term. These conditions raise substantial doubt about our ability to continue as a going concern.

In order for us to continue as a going concern, management intends to seek additional funding through debt and equity sources. In January 2013, the Company financed E300,000 through the issuance of two convertible loans and will continue to seek additional financing. The Company also plans to seek funding through grants or through a partnership agreement. There can be no assurance that management will be successful in any of those efforts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive loss. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

Cash and Cash Flow Disclosure

Cash deposits are occasionally in excess of insured amounts. Interest of E511 were paid to Norwood Immunology during the year ended December 31, 2012 related to a convertible note of EUR 2,500. No interest was paid in the year ended December 31, 2011.

Revenue Recognition

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2012 or 2011. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.

License Contract

The license contract was acquired as part of the acquisition of Bestewil. It was amortized over 14 years on a straight line basis until September 2011. The license agreement with Solvay was reclaimed by Mymetics in October 2011, therefore the remaining value of the license was written off.

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

Impairment of Long Lived Assets

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company has conducted its impairment testing as of April 1, of 2012 and 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2012, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2012 or 2011.  The Company’s United States tax returns are open to audit for the years ended December 31, 2009 to 2012. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2012. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2009 to 2012. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2012.

Earnings per Share

Basic earnings per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. The weighted average number of shares (including shares issuable) was 293,959,795 for the year ended December 31, 2012 and 229,252,148 for the year ended December 31, 2011. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the year ended December 31, 2012, the total potential number of shares issuable of 121,884,529 includes 86,202,029 potential issuable shares related to convertible loans, 32,000,000 potential issuable shares related to warrants, and 3,682,500 potential issuable shares related to outstanding options granted to employees. Options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred. For the year ended December 31, 2011, the total potential number of shares issuable of 162,999,838 includes 107,038,888 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants, and 4,742,500 potential issuable shares related to outstanding options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2012 or 2011. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered. No shares were issued as fee for services rendered in the years ended December 31, 2012 and 2011.

Mymetics didn’t grant any stock options to employees in 2012. See Note 4.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, receivables, accounts payable, acquisition-related contingent consideration, and notes payable. The carrying value of cash, receivables and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. The carrying value of acquisition-related contingent consideration is equal to fair value since this liability is required to be reported at fair value. Management believes that it is not practicable to estimate the fair value of the notes payable due to the unique nature of these instruments.

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

Note 2. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and a partner in Akerman Senterfit LLP, the firm retained as legal counsel by the Company. Fees paid to the law firm in the years ended December 31, 2012 and 2011, amounted to E52 and E64, respectively.

Two of the Company’s major shareholders have made available an aggregate E32,223 in the form of notes payable including interest. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

During the year ending December 31, 2012, one short term convertible loan with a carrying amount of E1,165 was converted into Mymetics common shares at a conversion price of $0.08 per share with an exchange rate of $1.326 per Euro.

The details of these notes and other loans and contingent liabilities are as follows:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Norwood Secured Loan	04/03/2009	E	2,500	(5)	10% pa	$ None (8)	N/A
Eardley Holding A.G. (1)	06/23/2006	E	144	(2)	10% pa	$ US 0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$ US 0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$ US 0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$ US 0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$ US 0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$ US 0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$ US 0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$ US 0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$ US 0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$ US 0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$ US 0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$ US 0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$ US 0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	910	(2,7)	10% pa	None (8)	N/A
Eardley Holding A.G.	08/04/2011	E	227	(2,7)	10% pa	None (8)	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(2)	10% pa	None (8)	N/A
Eardley Holding A.G.	11/08/2011	E	100	(2)	10% pa	None (8)	N/A
Round Enterprises Ltd.	02/10/2012	E	1,000	(2)	10% pa	None (8)	N/A
Eardley Holding A.G.	02/14/2012	E	200	(2)	10% pa	None (8)	N/A
Round Enterprises Ltd.	04/19/2012	E	321	(2)	10% pa	None (8)	N/A
Eardley Holding A.G.	04/19/2012	E	81	(2)	10% pa	None (8)	N/A
Round Enterprises Ltd.	05/04/2012	E	480	(2)	10% pa	None (8)	N/A
Eardley Holding A.G.	05/04/2012	E	120	(2)	10% pa	None (8)	N/A
Round Enterprises Ltd.	09/03/2012	E	200	(2)	10% pa	None (8)	N/A
Eardley Holding A.G.	09/03/2012	E	50	(2)	10% pa	None (8)	N/A
Round Enterprises Ltd.	11/14/2012	E	500	(2)	10% pa	None (8)	N/A
Eardley Holding A.G.	12/06/2012	E	125	(2)	10% pa	None (8)	N/A
Total Short Term Principal Amounts		E	27,058
Accrued Interest		E	7,665
Total Convertible Notes to Related Parties		E	34,723
Norwood Contingent Liability		E	6,533	(6)

TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	41,256

(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2) This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000,000. The loan is secured against IP assets of Mymetics Corporation.

(3) Renamed Hyposwiss Private Bank Geneve S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4) The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV.

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of March 31, 2013 and bearing interest at 10% per annum. The note is secured against 1/3rd of Bestewil common stock. Management is under negotiation with NIL. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors.

(6) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company is committed to make further payments to NIL in the event that certain stated milestones for the development of vaccines are achieved. These have been considered on a risk probability basis.

(7) The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

(8) The conversion feature is contingent on an investment in the Company of not less than $20,000. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment.

Required future payments on debt are as follows as of December 31, 2012:

2013	E	34,723
Contingent liability to Norwood (milestones and royalties)		6,533

	E	41,256

Note 3. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2012		2011

U.S. Federal statutory rates on loss from operations	E	(2,077)	E	(3,583)
Effect of foreign statutory rate differences		99		84
Effect of exchange rate changes		(212)		(371)
Expiration/disallowance of net operating loss carry forwards		638		1,785
Permanent differences		(265)		866
Increase in valuation allowance		1,815		1,235
Other		5		(15)

Income tax provision	E	3	E	1

Deferred tax asset is composed of the following:

	2012		2011

Licenses capitalized for United States tax purposes	E	1,080	E	1,212
IPR&D basis difference		(615)		(802)
Stock options		125		110
Other		--		--
Net operating loss carry forwards
United States		17,020		15,770
Switzerland		897		781
The Netherlands		611		447
Luxembourg		180		178

		19,298		17,696
Less valuation allowance for deferred tax asset		(19,298)		(17,696)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, Netherlands and Luxembourg operations. At December 31, 2012, the Company had estimated net operating loss carry forwards which expire as follows (the Luxembourg losses do not expire):

	United States		Luxembourg		Switzerland		The Netherlands

2013		--		--		--		--
2014		--		--		--		--
2015		--		--		--		--
2016		--		--		1,345		--
2017						1,246		741
2018-2032		50,061		--		866		1,704
Perpetual		--		819		--		--
	E	50,061	E	819	E	3,457	E	2,445

Note 4. Stock Options

2001 Qualified Incentive Stock Option Plan:

The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors.

No options were issued in the years ended December 31, 2012 or 2011.

The Company recognized compensation expense related to the issued option grants of E32 and E86 for the years ended December 31, 2012 and 2011, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, a total of 250,000 shares of common stock with E3 unrecognized compensation cost is unvested. The unrecognized compensation cost is expected to be recognized over a weighted average period of one year.

A summary of activity related to stock options under the 2001 and 2009 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2009	442,500	$0.12 to $3.50	$0.97
Granted	4,350,000	$0.14 to $0.19	$0.15
Expired	--	--	--

Outstanding, December 31, 2010	4,792,500	$0.12 to $3.50	$0.23
Granted	--	--	--
Expired	(50,000)	$2.50	$2.50

Outstanding, December 31, 2011	4,742,500	$0.12 to $3.50	$0.20
Granted	--	--	--
Expired/forfeited	(1,060,000)	$0.14 to $3.50	$3.19

Outstanding, December 31, 2012	3,682,500	$0.12 to $3.50	$0.17	6.55	$--

Exercisable, December 31, 2012	3,432,500	$0.12 to $3.50	$0.17	6.48	$--

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

The range of exercise prices for options outstanding under the 2001 and 2009 Stock Option Plans at December 31, 2012 are as follows:

Number of
shares	Exercise Price

7,500	$3.50
100,000	$0.55
1,000,000	$0.19
2,425,000	$0.14
150,000	$0.12

A summary of the status of the Company’s non vested options as of December 31, 2012 and changes during the year ended December 31, 2012 are presented below:

	Number of
	Shares	Weighted Average
	Underlying	Grant Date Fair
Non vested options	Options	Value

Non vested at December 31, 2011	1,500,000	$0.16
Granted		--
Forfeited	(1,000,000)	$0.14
Vested	(250,000)	$0.19
Non vested at December 31, 2012	250,000	$0.19

As of December 31, 2012, the 2001 Stock Option Plan has 257,500 shares available for future grants of stock options.

Not included in the above table are 19,218,450 options issued as part of the acquisition of Bestewil described in Note 6, which expired in 2012. Also not included is a warrant for 32,000,000 shares of common stock exercisable at $0.25 per share issued to Round Enterprises as part of a loan agreement in 2010, which expired in 2012.

The Company will issue new shares upon the exercise of any options.

Note 5. Commitments and Contingencies

Total rent expense per year was E112 for 2012 and E174 for 2011. In 2011, a penalty of E54 has been paid for dropping the option on the additional space planned for a laboratory in Epalinges. The lease of the Company’s Nyon, Switzerland facility expired in 2011; the lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2014.

Future lease payments expected on the above office leases are as follows for the years ending December 31:

Office Rent Expected	2013		2014		2015		2016		2017

LAUSANNE	E	47	E	9	E	--	E	--	E	--
LEIDEN	E	88	E	88	E	--	E	--	E	--

TOTAL	E	135	E	97	E	--	E	--	E	--

As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company pays to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013.

Note 6. Acquisition of Bestewil

On April 1, 2009 Mymetics and Norwood Immunology Limited (NIL) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”) and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. The advantage of this lower conversion price for the providers of the Bridge Loan has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms is recorded as an expense of E807.

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

This option expired on April 1, 2012.

Further contingent consideration to be paid under the Share Purchase Agreement includes:

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

Note 7. Fair Value Measurements

As of December 31, 2012, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.

The Company’s acquisition-related contingent consideration is measured at fair value on a recurring basis using Level 3 inputs.

The following table presents changes to the Company’s acquisition-related contingent consideration for the years ended December 31, 2012 and 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	2012		2011

Balance at January 1	E	5,753	E	3,212
Change in fair value recorded in earnings		780		2,541
Balance at December 31	E	6,533	E	5,753

The fair value recorded as of December 31, 2011 was determined based on a projection period ending in 2023, which corresponds to the lifetime of the underlying patents. This projection period has been extended to 2030 based on management’s revised assessment of the Company’s ability to generate new patents from its research, in the fair value calculation performed as December 31, 2012. At the time of the acquisition the RSV vaccine was originally planned to be out-licensed after the pre-clinical phase with potential royalties of 2%. Management’s new plan is to bring the RSV vaccine through a Phase I and II, which adds considerable value and changes expected royalties to 10% and therefore increased the liability due to NIL. Additionally, the contingent consideration related to the intra-nasal influenza vaccine has been reduced to zero, as it is very unlikely that the Phase III clinical trial will start before April 1, 2013, now that the Company has regained the rights to the influenza vaccine technology.

Note 8. Subsequent Events

On January 16, 2013, two convertible loans were issued for a total of E300,000 with a 10% interest per annum and a maturity date of March 31, 2013. This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000,000.

On March 25, 2013, one convertible loan was issued for a total of E400,000 with a 10% interest per annum and a maturity date of March 31, 2013. This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 28, 2013

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 28, 2013

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 28, 2013

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 28, 2013

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Ronald Kempers as his true and lawful attorney-in-fact and agents, with full power of substitution and re substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 28, 2013

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 28, 2013

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 28, 2013

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 28, 2013