Form 10-Q
period 2013-03-31
MYMETICS CORP
filed 2013-05-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2013
Common Stock, $0.01 par value	295,318,813

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	March 31,		December 31,
	2013		2012

ASSETS
Current Assets
Cash	E	177	E	286
Receivable other		48		43
Prepaid expenses		52		52
Total current assets		277		381

Property and equipment, net of accumulated depreciation of E265 at March 31, 2013 and E261 at December 31, 2012		82		28
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,296	E	9,346

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	1,197	E	1,325
Current portion of convertible notes payable to related parties		36,027		34,723
Total current liabilities		37,224		36,048

Acquisition-related contingent consideration		254		6,533
Total liabilities		37,478		42,581

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 295,318,813 at March 31, 2013 and at December 31, 2012		2,468		2,468
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,784		33,783
Deficit accumulated during the development stage		(65,113)		(70,168)
Accumulated other comprehensive income		679		682
		(28,182)		(33,235)
	E	9,296	E	9,346

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

For The Three Months Ended	For The Three Months Ended	Accumulated During Development Stage as of
March 31, 2013	March 31, 2012	March 31, 2013
Revenue
Sales	--	--	660
Interest	--	--	45
Gain on extinguishment of debt	--	--	774
Gain on sales of equipment	--	--	69
Government grants	--	--	107
--	--	1,655
Expenses
Research and development	214	786	26,922
General and administrative	320	368	24,536
Bank fee	1	2	945
Induced conversion cost	--	--	807
Interest	622	529	12,556
Change in the fair value of acquisition-related contingent consideration	(6,279)	794	(3,296)
Goodwill impairment	--	--	209
Depreciation	4	12	810
Amortization of intangibles	--	--	481
Impairment of license contract	--	--	2,213
Directors' fees	5	8	381
Other	54	(32)	174
(5,059)	2,467	66,738
Loss before income tax provision	5,059	(2,467)	(65,083)
Income tax provision	(4)	--	(30)
Net income (loss)	5,055	(2,467)	(65,113)
Other comprehensive income (loss)
Foreign currency translation adjustment	(3)	(2)	679
Comprehensive income (loss)	E	5,052	E	(2,469)	E	(64,434)

Basic earnings per share	E	0.02	E	(0.01)
Diluted earnings per share	E	0.01	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended		For The Three Months Ended		Accumulated During Development Stage as of
	March 31, 2013		March 31, 2012		March 31, 2013
Cash Flow from Operating Activities
Net income (loss)	E	5,055	E	(2,467)	E	(65,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		(6,279)		794		(3,296)
Depreciation		4		12		810
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		--		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		1		15		357
Amortization of debt discount		--		--		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities,
Receivables		(5)		9		22
Accounts payable		(128)		178		1,778
Other		--		--		(7)
Net cash used in operating activities		(1,352)		(1,459)		(55,060)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		(58)		--		(339)
Acquisition of subsidiary		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		(58)		--		(5,524)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		1,304		1,698		49,102
Decrease in notes payable and other short-term advances		--		--		(1,490)
Loan fees		--				(130)
Net cash used in financing activities		1,304		1,698		60,084
Effect on foreign exchange rate on cash		(3)		(2)		679
Net change in cash		(109)		237		177
Cash, beginning of period		286		382		--
Cash, end of period	E	177	E	619	E	177

Supplemental Noncash Financing Activity:
Issuance of shares on conversion of notes payable	E	--	E	1,165
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	63	E	--

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2013 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2013, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E65,113 at March 31, 2013. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E36,947 as of March 31, 2013, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

CASH

Cash deposits are occasionally in excess of insured amounts. Interest of E63 were paid to Norwood Immunology during the three months ended March 31, 2013 related to a convertible note of E2,500. No interest was paid for the three months ended March 31, 2012.

REVENUE RECOGNITION

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2013 or 2012. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. Goodwill is assessed for impairment on an annual basis as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company must determine if further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

The Company has conducted its impairment testing as of April 1, of 2012 and 2011 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of March 31, 2013, management believes there are no indications of impairment.

CONTINGENT CONSIDERATION

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the amendment dated March 28, 2013, related to the Share Purchase Agreement of Bestewil acquisition, the obligation of the Company to pay additional purchase price consideration upon achievement of certain commercial milestones has been deleted and settled with issuance of shares for a total of $325 upon certain events but no later than March 31, 2014. Despite the fact that this new liability is significant less, it is not dependent on future revenue and will not be paid in cash.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2013 or at December 31, 2012.  The Company’s United States tax returns are open to audit for the years ended December 31, 2008 to 2012. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2012. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2012. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2012.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended March 31, 2012, options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2013, the basic weighted average number of shares is 295,318,813 and the weighted average number of dilutive shares is 309,234,122. The weighted total potential number of shares issuable of 123,808,700 includes 87,490,712 potential issuable shares related to convertible loans, 32,684,488 potential issuable shares related to warrants, and 3,633,500 potential issuable shares related to outstanding not expired options granted to employees.  Only 13,915,309 shares related to convertible loans have been included in the weighted average number of dilutive shares as the effect of the remaining dilutive securities would be anti-dilutive.  For the three months ended March 31, 2012, the weighted average number of shares was 286,834,649. For the same period, the total potential number of shares issuable of 145,545,352 includes 89,634,402 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants and 4,692,500 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2013.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2013 or in the three months ended March 31, 2012.

Mymetics did not grant any stock options to employees in 2012 or during the three month period ending March 31, 2013.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E86 and E20 for the period of three months ending March 31, 2013 and 2012, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at March 31, 2013 and December 31, 2012.

Note 3. Acquisition-Related Contingent Consideration

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

  On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share future revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500 (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note.

  The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending March 31, 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on		Measurement		As adjusted on
	December 31,2012		Adjustment		March 31, 2013

Royalties for RSV	E	3,806	E	3,806	E	--
Royalties for HSV	E	2,727	E	2,727	E	--
Issuance of shares					E	254
Total Contingent Consideration		6,533	E	6,533	E	254

  During the three month period ending March 31, 2013, the fair value of the acquisition-related contingent consideration has been fully adjusted down based on amendment to the Share Purchase Agreement, and settled with issuance of shares for a total of $325 upon certain events but no later than March 31, 2014. Despite the fact that this new liability is significant less, it is not dependent on future revenue and will not be paid in cash.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E33,254 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On January 16, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

On March 25, 2013, Round Enterprises Ltd. provided a convertible loan of E400, with a 10% interest per annum and a maturity date of June 30, 2013. This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at three point six eight four US dollar cents (US$ 0.03684) per share of the Company’s common stock, and using a fixed exchange rate of $1.2915 per Euro.

   The details of the convertible notes and loans are as follows at March 31, 2013:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Norwood Secured Loan	04/03/2009	E	2,500	(5)	10% pa	$None	N/A
Eardley Holding A.G. (1)	06/23/2006	E	144	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	910	(6,7)	10% pa	None	N/A
Eardley Holding A.G.	08/04/2011	E	227	(6,7)	10% pa	None	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(7)	10% pa	None	N/A
Eardley Holding A.G.	11/08/2011	E	100	(7)	10% pa	None	N/A
Round Enterprises Ltd.	02/10/2012	E	1,000	(7)	10% pa	None	N/A
Eardley Holding A.G.	02/14/2012	E	200	(7)	10% pa	None	N/A
Round Enterprises Ltd.	04/19/2012	E	321	(7)	10% pa	None	N/A
Eardley Holding A.G.	04/19/2012	E	81	(7)	10% pa	None	N/A
Round Enterprises Ltd.	05/04/2012	E	480	(7)	10% pa	None	N/A
Eardley Holding A.G.	05/04/2012	E	120	(7)	10% pa	None	N/A
Round Enterprises Ltd.	09/03/2012	E	200	(7)	10% pa	None	N/A
Eardley Holding A.G.	09/03/2012	E	50	(7)	10% pa	None	N/A
Round Enterprises Ltd.	11/14/2012	E	500	(7)	10% pa	None	N/A
Eardley Holding A.G.	12/06/2012	E	125	(7)	10% pa	None	N/A
Round Enterprises Ltd.	01/16/2013	E	240	(7)	10% pa	None	N/A
Eardley Holding A.G.	01/16/2013	E	60	(7)	10% pa	None	N/A
Round Enterprises Ltd.	03/25/2013	E	400	(8)	10% pa	$0.037	1.2915
Total Short Term Principal Amounts		E	27,795
Accrued Interest		E	8,232
TOTAL LOANS AND NOTES		E	36,027

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

(4) The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of March 31, 2014 and bearing interest at 10% per annum. The note is secured against 1/3rd of Bestewil common stock. On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of  E500 of principal under the Loan Note and  E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500, (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. Upon payment by Mymetics of E500 of the principal under the Loan Note, the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 26.7% (5,032 shares). Upon payment by Mymetics of E1,000 of principal under the Loan Note the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 20% (3,774 shares). In addition, Mymetics shall issue, within twenty days of receipt of the first tranche of the investment, $325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

In the event that Mymetics raises financing greater than $20,000 earlier than completing the payment schedule above, it will (i) pay half the remaining unpaid principal and interest in cash, (ii) issue shares of its common stock to Norwood for the remaining half of the unpaid principal and interest at the same price and with the same rights as the shares purchased by the investors in such financing and (iii) issue $325 in shares of Mymetics common stock at the lower of (a) the average closing price of the last two months prior to the repayment date or (b) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (c) the new investor price (the "Conversion Price").

If Mymetics raises financing over $5,000 and less than $20,000, Norwood has the option to convert half of the remaining unpaid principal and interest under the Loan Note into cash and half of the remaining unpaid principal and interest under the Loan Note into those shares of Mymetics purchased by the investors and at the price at which the shares are issued to the investors and Norwood will receive $325 in shares of Mymetics common stock at the Conversion Price. In both financings described above, half the shares received by Norwood shall be subject to a six month lock-up and half of the shares shall be subject to a 12 month lock-up.

In the event Mymetics is not able to make any of the above payments to Norwood, the Loan Note will be immediately due and payable and Mymetics will issue $325 in shares of its common stock at the lower of the Conversion Price or the market closing price the day before the default.

(6) The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

(7) This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

(8) This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at three point six eight four US dollar cents (US$ 0.03684) per share of the Company’s common stock, and using a fixed exchange rate of $1.2915 per Euro.

Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until now. The Company is in discussions with certain potential investors and lenders to meet the Company’s expenses during the next six months and beyond.

Note 6. Subsequent Events

On April 14, 2013, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E600 and E150, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at three point three eight six US dollar cents (US$ 0.03386) per share of the Company’s common stock, and using a fixed exchange rate of $1.3056 per Euro.

On April 15, 2013, Mymetics and Eardley Holding AG agreed to amend the terms and conditions of the convertible loans listed in Note 4 (7). The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at three point three eight six US dollar cents (US$ 0.03386) per share of the Company’s common stock.

On April 30, 2013, Mymetics made a payment of E521 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2013 and 2012 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2012 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2012 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2012.

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenue was nil for the three months ended March 31, 2013 and 2012.

Costs and expenses decreased to a negative result of (E5,059) for the three months ended March 31, 2013 from E2,467 (305.07%) for the three months ended March 31, 2012, mainly due to the write off of the acquisition-related contingent consideration.

Research and development expenses decreased to E214 in the current period from E786 (-72.77%) in the comparative period of 2012. The decrease of R&D was due to the invoice received from INSERM in 2012 related to a E400 milestone payment which is still accrued and open for payment.

General and administrative expenses decreased to E320 in the three months ended March 31, 2013 from E368 (-13.04%) in the comparative period of 2012. This was mainly due to reduction in payroll incurred in the period ended March 31, 2013.

Interest expense increased to E622 for the three months ended March 31, 2013 from E529 for the three months ended March 31, 2012. This was mainly related to the additional convertible loans received since March 31, 2012.

As per the amendment of the Norwood Immunology (“NIL”) contract signed on March 25, 2013, all the existing contingent considerations have been deleted and replaced by the clauses described here below in the “Recent Financing Activities” paragraph. As an effect of this amendment, the existing acquisition-related contingent consideration liability of E6,533 has been written off during the three months ended March 31, 2013. As part of the amendment, the Company shall pay to “NIL” $325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price. The cost of the issuance of the related shares are evaluated at E254 and accounted as contingent liability as of March 31, 2013.

The Company reported a net income of E5,055, or (E0.01) dilutive per share, for the three months ended March 31, 2013, compared to a net loss of E2,467, or E0.01 per share, for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E177 at March 31, 2013 compared to E619 at March 31, 2012.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of March 31, 2013, we had an accumulated deficit of approximately E65 million, and had net income of E5,055 in the three month period ending on that date. The net income is principally associated with the write off of the “NIL” contingent liability. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E1,352) for the three month period ended March 31, 2013, compared to (E1,459) for the period ended March 31, 2012.

Investing activities used cash of (E58) during the three months ended March 31, 2013, related to the purchase of equipment for our laboratory in Leiden. No cash was used in Investment activities for the comparable period in 2012.

Financing activities provided cash of E1,304 and E1,698 for the three months ended March 31, 2013 and 2012, respectively.

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

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of RSV vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. In parallel we are seeking partnerships and grant funding for our HIV and Malaria vaccines. Additional funding requirements during the next 12 months are needed to prepare for a Phase I clinical trial for our RSV vaccine.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E3,500 in the year ending December 31, 2013. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

•	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA.
•
Dr. George Kemble, Former Senior Vice President of R&D at MedImmune and Head of Research at MedImmune. He is one of the world’s authorities on vaccine development and in particular the development of vaccines and therapeutics for RSV.

•	Dr. Malegapuru William Makgoba, University of KwaZulu-Natal, Durban, South Africa.
•	Dr. Juliana McElrath, University of Washington, Seattle, USA.
•	Dr. Odile Puijalon, Pasteur Institute, Paris, France.

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

Cumulative interest expense of E8,232 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

RECENT FINANCING ACTIVITIES

During the three month period ending March 31, 2013, our principal source of funds has been shareholder loans.

On April 19, 2012, Mymetics agreed with Norwood Immunology Ltd. (NIL) to amend the terms and conditions of the E2,500 loan that expired on April 1, 2012. The amended agreement resulted in the payment E402 covering all the accrued interest due to NIL on April 20, 2012 and a delay of the repayment of the E2,500 loan until September 30, 2012, with a 5% interest per annum starting from April 20, 2012. The repayment of the loan will be half in shares and half in cash and is contingent on an investment in the Company of not less than $20,000 by new investors. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with such an investment. In the event Mymetics is not able to close the investment of not less than $20,000 on or before September 30, 2012, the terms of the loan will revert to the original terms and the loan and accrued interest becomes immediately payable as the loan would be in default. The deadline for closing such an investment was extended to March 31, 2013 and the interest rate of the loan has increased from 5% to 10% effective November 1, 2012.

On March 28, 2013, Mymetics agreed with “NIL” to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of  E500 of principal under the Loan Note and  E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500, (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. Upon payment by Mymetics of E500 of the principal under the Loan Note, the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 26.7% (5,032 shares). Upon payment by Mymetics of E1,000 of principal under the Loan Note the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 20% (3,774 shares). In addition, Mymetics agreed to issue, within twenty days of receipt of the first tranche of the investment, $325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

In the event that Mymetics raises financing greater than $20,000 earlier than completing the payment schedule above, it will (i) pay half the remaining unpaid principal and interest in cash, (ii) issue shares of its common stock to “NIL” for the remaining half of the unpaid principal and interest at the same price and with the same rights as the shares purchased by the investors in such financing and (iii) issue $325 in shares of Mymetics common stock at the lower of (a) the average closing price of the last two months prior to the repayment date or (b) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (c) the new investor price (the "Conversion Price"). If Mymetics raises financing over $5,000 and less than $20,000, “NIL” has the option to convert half of the remaining unpaid principal and interest under the Loan Note into cash and half of the remaining unpaid principal and interest under the Loan Note into those shares of Mymetics purchased by the investors and at the price at which the shares are issued to the investors and “NIL” will receive $325 in shares of Mymetics common stock at the Conversion Price. In both financings described above, half the shares received by “NIL” shall be subject to a six month lock-up and half of the shares shall be subject to a 12 month lock-up. In the event Mymetics is not able to make any of the above payments to “NIL”, the Loan Note will be immediately due and payable and Mymetics will issue $325 in shares of its common stock at the lower of the Conversion Price or the market closing price the day before the default.

On January 16, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

On March 25, 2013, Round Enterprises Ltd. provided a convertible loan of E400, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at three point six eight four US dollar cents (US$ 0.03684) per share of the Company’s common stock, and using a fixed exchange rate of $1.2915 per Euro.

We have filed or are in the process of filing several new grant applications with U.S. Institutions in relation to our malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue the development for RSV, malaria and HIV vaccine in 2013. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2013.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, Ronald Kempers, who is now both CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

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

MYMETICS CORPORATION

Dated: May 14, 2013	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer