Form 10-K/A
period 2012-12-31
MYMETICS CORP
filed 2013-07-09
CIK 927761

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

On March 28, 2013, Mymetics Corporation, a Delaware corporation (“Mymetics” or the "Company") filed its annual report on Form 10-K. This Amendment No. 1 to Form 10-K for the year ended December 31, 2012, hereby amends Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) to correct the former Form 10-K that incorrectly stated that Ulrich Burkhard, a member of the Board of Directors of Mymetics and a principal of the Marcuard Family Office that serves as a financial advisor to Round Enterprises, was the beneficial owner of 141,006,552 shares of Mymetics' common stock that is beneficially owned by Round Enterprises. Additionally, the former Form 10-K incorrectly stated that Sylvain Fleury, the CSO of the Company, is a Director of the Company.  There are no changes to the financial statements or the Company's financial results for the year ended December 31, 2012.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

PART III

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

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	12,479,907		4.23%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	6,500,000	(2)	2.20%

Ernest M. Stern (1) Director	Common	1,500,000	(3)	0.51%

Ronald Kempers (1) CEO, CFO and Director	Common	100,000		0.03%

All current executive officers and directors as a group (5 persons)	Common	20,579,907		6.97%

Round Enterprises Ltd. (1)	Common	141,006,552	(4)	47.75%

(1)	Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 500,000 were issued for services, 1,000,000 were acquired through conversion of unpaid salary and expenses and 5,000,000 were acquired as a bonus.

(3)	500,000 were issued for services rendered.

(4)	As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

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

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)

10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)

10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. with the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.

(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.

(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.

(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.

(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.

(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.

(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.

(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.

(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.

(46)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.

(47)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.

(48)	Incorporated by reference to the Company's Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.

(49)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 02, 2012.

(50)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.

(51)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.

(c) Financial Statements

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
July 9, 2013