Form 10-Q
period 2013-06-30
MYMETICS CORP
filed 2013-08-12
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2013
Common Stock, $0.01 par value	295,318,813

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	June 30,		December 31,
	2013		2012

ASSETS
Current Assets
Cash	E	210	E	286
Receivable other		35		43
Prepaid expenses		49		52
Total current assets		294		381

Property and equipment, net of accumulated depreciation of E270 at June 30, 2013 and E261 at December 31, 2012		77		28
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,308	E	9,346

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	813	E	1,325
Current portion of convertible notes payable to related parties		37,520		34,723
Total current liabilities		38,333		36,048

Acquisition-related contingent consideration		250		6,533
Total liabilities		38,583		42,581

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 495,000,000 shares authorized; issued 295,318,813 at June 30, 2013 and at December 31, 2012		2,468		2,468
Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,786		33,783
Deficit accumulated during the development stage		(66,242)		(70,168)
Accumulated other comprehensive income		713		682
		(29,275)		(33,235)
	E	9,308	E	9,346

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended		For The Three Months Ended			Accumulated During Development Stage as of
	June 30, 2013		June 30, 2012			June 30, 2013
Revenue
Sales		--		--		660
Interest		--		1		45
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		107
		--		1		1,655
Expenses
Research and development		34		(169)		26,956
General and administrative		424		378		24,960
Bank fee		1		1		946
Induced conversion cost		--		--		807
Interest		655		583		13,211
Change in the fair value of acquisition-related contingent consideration		(4)		(256)		(3,300)
Goodwill impairment		--		--		209
Depreciation		5		7		815
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		5		5		386
Other		6		77		180
		1,126		626		67,864
Loss before income tax provision		(1,126)		(625)		(66,209)
Income tax provision		(3)		--		(33)
Net income (loss)		(1,129)		(625)		(66,242)
Other comprehensive income (loss)
Foreign currency translation adjustment		34		--		713
Comprehensive income (loss)	E	(1,095)	E	(625)	E	(65,529)

Basic earnings per share	E	(0.00)	E	(0.00)
Diluted earnings per share	E	(0.00)	E	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Six Months Ended		For The Six Months Ended			Accumulated During Development Stage as of
	June 30, 2013		June 30, 2012			June 30, 2013
Revenue
Sales		--		--		660
Interest		--		1		45
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		107
		--		1		1,655
Expenses
Research and development		248		617		26,956
General and administrative		744		746		24,960
Bank fee		2		3		946
Induced conversion cost		--		--		807
Interest		1,277		1,112		13,211
Change in the fair value of acquisition-related contingent consideration		(6,283)		538		(3,300)
Goodwill impairment		--		--		209
Depreciation		9		19		815
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		10		13		386
Other		60		45		180
		(3,933)		3,093		67,864
Loss before income tax provision		3,933		(3,092)		(66,209)
Income tax provision		(7)		--		(33)
Net income (loss)		3,926		(3,092)		(66,242)
Other comprehensive income (loss)
Foreign currency translation adjustment		31		(2)		713
Comprehensive income (loss)	E	3,957	E	(3,094)	E	(65,529)

Basic earnings per share	E	0.01	E	(0.01)
Diluted earnings per share	E	0.01	E	(0.00)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended		For The Six Months Ended		Accumulated During Development Stage as of
	June 30, 2013		June 30, 2012		June 30, 2013
Cash Flow from Operating Activities
Net income (loss)	E	3,926	E	(3,092)	E	(66,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		(6,283)		538		(3,300)
Depreciation		9		19		815
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		--		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		3		28		359
Amortization of debt discount		--		--		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities,
Receivables		8		4		35
Accounts payable		(512)		(177)		1,394
Other		3		3		(4)
Net cash used in operating activities		(2,846)		(2,677)		(56,556)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		(58)		(1)		(339)
Acquisition of subsidiary		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		(58)		(1)		(5,524)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		3,898		2,957		51,696
Decrease in notes payable and other short-term advances		(1,101)		--		(2,591)
Loan fees		--				(130)
Net cash used in financing activities		2,797		2,957		61,577
Effect on foreign exchange rate on cash		31		(2)		713
Net change in cash		(76)		277		210
Cash, beginning of period		286		382		--
Cash, end of period	E	210	E	659	E	210

Supplemental Noncash Financing Activity:
Issuance of shares on conversion of notes payable	E	--	E	1,165
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	101	E	402

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2013 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2013, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E66,242 at June 30, 2013. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E38,039 as of June 30, 2013, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

CASH

Cash deposits are occasionally in excess of insured amounts. Interest of E101 was paid to Norwood Immunology during the six months ended June 30, 2013 related to a convertible note of E2,500. During the period of six months ending June 30, 2012, E402 interest was paid, also related to the Norwood Immunology convertible loan.

REVENUE RECOGNITION

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2013 or December 31, 2012. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date it was placed in service. Estimated useful lives are usually taken as three years.

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

  The Company has conducted its impairment testing as of April 1, 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of June 30, 2013, management believes there are no indications of impairment.

CONTINGENT CONSIDERATION

  The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the amendment dated March 28, 2013, related to the Share Purchase Agreement of Bestewil acquisition, the obligation of the Company to pay additional purchase price consideration upon achievement of certain commercial milestones has been deleted and settled with issuance of shares for a total of $325 upon certain events but no later than June 30, 2014. Despite the fact that this new liability is significant less, it is not dependent on future revenue and will not be paid in cash.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2013 or at December 31, 2012. The Company’s United States tax returns are open to audit for the years ended December 31, 2008 to 2012. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2012. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2012. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2012.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended June 30, 2013, options, warrants and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to net losses incurred.

For the three months ended June 30, 2013, the weighted average number of shares was 295,318,813. The weighted total potential number of shares issuable of 129,821,759 includes 399,418,541 potential issuable shares related to convertible loans, 44,940,842 potential issuable shares related to warrants, and 3,575,000 potential issuable shares related to outstanding not expired options granted to employees. While in the first quarter of 2013 some potentially issuable shares were included in the diluted earnings calculation, for the six months ending June 30, 2013, there were no potentially issuable shares included in the diluted earnings calculation as the conversion price per share of these instruments were all out-of-the-money. For the six months ended June 30, 2012, the weighted average number of shares was 291,076,731. For the same period, the total potential number of shares issuable of 126,732,060 includes 90,039,560 potential issuable shares related to convertible loans, 32,000,000 potential issuable shares related to warrants and 4,692,500 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2013.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2013 or in the six months ended June 30, 2012.

Mymetics did not grant any stock options to employees in 2012 or during the six month period ending June 30, 2013.

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

RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E87 and E110 for the three and six months ending June 30, 2013. The Company incurred professional fees to the counsel's law firm totaling E19 and E39 for the three and six months ending June 30, 2012.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at June 30, 2013 and December 31, 2012.

Note 3. Acquisition-Related Contingent Consideration

On April 1, 2009 Mymetics and Norwood Immunology Limited (NIL) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”) and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. The advantage of this lower conversion price for the providers of the Bridge Loan has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms was recorded as an expense of E807.

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

  The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending June 30, 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on		Measurement		As adjusted on
	December 31, 2012		Adjustment		June 30, 2013

Royalties for RSV	E	3,806	E	3,806	E	--
Royalties for HSV	E	2,727	E	2,727	E	--
Issuance of shares					E	250
Total Contingent Consideration	E	6,533	E	6,533	E	250

During the six month period ending June 30, 2013, the fair value of the acquisition-related contingent consideration has been fully adjusted down based on amendments to the Share Purchase Agreement, and settled by the issuance of shares for a total of $325 upon certain events but no later than March 31, 2014. This new liability is significantly less than previously forecasted, is not dependent on future revenue and will not be paid in cash.

Note 4. Debt Financing

The Company has issued to certain shareholders secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E35,729 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On January 16, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. The determination of the conversion price per share of these loans was amended on April 15, 2013 to the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock.  Additionally, on June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On March 25, 2013, Round Enterprises Ltd. provided a convertible loan of E400, with a 10% interest per annum and a maturity date of June 30, 2013. This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.03684 per share of the Company’s common stock, and using a fixed exchange rate of $1.2915 per Euro. On June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On April 14, 2013, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E600 and E150, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of $1.3056 per Euro.  On June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On April 30, 2013, Mymetics made a payment of E521 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500.

On May 15, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E680 and E170, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.0374 per share of the Company’s common stock, and using a fixed exchange rate of $1.2938 per Euro.

On May 30, 2013, Mymetics made a payment of E517 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000.

On June 24, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.0249 per share of the Company’s common stock, and using a fixed exchange rate of $1.334 per Euro.

   The details of the convertible notes and loans are as follows at June 30, 2013:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Norwood Secured Loan	04/03/2009	E	1,500	(5)	10% pa	None	N/A
Eardley Holding A.G. (1)	06/23/2006	E	146	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	922	(6,7)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	231	(6,7)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(7)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(7)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(7)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(7)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(7)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(7)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(7)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(7)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(7)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(7)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(7)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(7)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(7)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(7)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(8)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(9)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(9)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(10)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(10)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(11)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(11)	10% pa	$0.025	1.3340

Total Short Term Principal Amounts		E	28,676
Accrued Interest		E	8,844
TOTAL LOANS AND NOTES		E	37,520

(1) Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2) This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3) Renamed Hyposwiss Private Bank Geneve S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4) The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of June 30, 2014 and bearing interest at 10% per annum. The note is secured against 1/3rd of Bestewil common stock. On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on June 30, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of  E500 of principal under the Loan Note and  E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500, (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by June 30, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. Upon payment by Mymetics of E500 of the principal under the Loan Note, the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 26.7% (5,032 shares). Upon payment by Mymetics of E1,000 of principal under the Loan Note the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 20% (3,774 shares). In addition, Mymetics shall issue, within twenty days of receipt of the first tranche of the investment, $325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

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

(7) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock.

(8) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.03684 per share of the Company’s common stock, and using a fixed exchange rate of $1.2915 per Euro.

(9) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of $1.3056 per Euro.

(10) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.0374 per share of the Company’s common stock, and using a fixed exchange rate of $1.2938 per Euro.

(11) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.0249 per share of the Company’s common stock, and using a fixed exchange rate of $1.334 per Euro.

Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until now. The Company is in discussions with certain potential investors and lenders to meet the Company’s expenses during the next six months and beyond.

Note 6. Subsequent Events

The INSERM contract is under negotiation and will likely be finalized in September 2013.

On August 5, 2013, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E320 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at US$ 0.0177 per share of the Company’s common stock, and using a fixed exchange rate of $1.3283 per Euro.

To address the possibility where all shareholder loans, options, warrants or other potentially dilutive securities are converted into shares and thereby creating a situation that the potential issuable shares of Mymetics common stock exceeds the authorized shares, the Board of Directors approved the increase in the authorized common shares of Mymetics from 495 million to 850 million and recommended this amendment to the Company’s Certificate of Incorporation to the Company’s shareholders.  The Company has received consent of a majority of its shareholders to amend the Company’s charter to increase its authorized shares and intends to notify the shareholders of the increase in authorized shares through a Schedule 14C filing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2013 and 2012 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2012 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue was nil and EUR1 for the three months ended June 30, 2013 and 2012, respectively.

Costs and expenses increased to a negative result of E1,126 for the three months ended June 30, 2013 from E626 (79.87%) for the three months ended June 30, 2012, mainly due to the reversal of an accrued invoice of E400k in 2012 related to the INSERM contract and an adjustment to the contingent consideration in 2012, resulting in lower costs and expenses in 2012.

Research and development expenses decreased to E34 in the current period from (E169) (120.12%) in the comparative period of 2012. The increase of R&D was a result of limited activity as the scientific cost was cancelled.

General and administrative expenses increased to E424 in the three months ended June 30, 2013 from E378 (12.17%) in the comparative period of 2012. This was mainly due to increase in legal cost incurred in the period ended June 30, 2013.

Interest expense increased to E655 for the three months ended June 30, 2013 from E583 for the three months ended June 30, 2012. This was mainly related to the additional convertible loans received since June 30, 2012.

The Company reported a net loss of E1,129, or E0.00 dilutive per share, for the three months ended June 30, 2013, compared to  E625, or E0.00 per share, for the three months ended June 30, 2012.

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue was nil and EUR1 for the six months ended June 30, 2013 and 2012, respectively.

Costs and expenses decreased to (E3,933) for the six months ended June 30, 2013 from E3,093 (227.16%) for the six months ended June 30, 2012, mainly due to the write off of the acquisition-related contingent consideration.

Research and development expenses decreased to E248 in the current period from E617 (-59.81%) in the comparative period of 2012. The decrease of R&D was due to the reversal in the period ending June 30, 2013 related to a provision for scientific cost planned has been canceled.

General and administrative expenses decreased to E744 in the six months ended June 30, 2013 from E746 (-0.27%) in the comparative period of 2012.

Interest expense increased to E1,277 for the six months ended June 30, 2013 from E1,112 for the six months ended June 30, 2012. This was mainly related to the additional convertible loans received since June 30, 2012.

As per the amendment of the Norwood Immunology (“NIL”) contract signed on March 25, 2013, all the existing contingent consideration has been deleted and replaced by the clauses described here below in the “Recent Financing Activities” paragraph. As an effect of this amendment, the existing acquisition-related contingent consideration liability of E6,533 has been written off during the six months ended June 30, 2013. As part of the amendment, the Company shall pay to “NIL” $325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price. The cost of the issuance of the related shares are evaluated at E250 and accounted as contingent liability as of June 30, 2013.

The Company reported a net income of E3,926, or E0.01 diluted earnings per share, for the six months ended June 30, 2013, compared to a net loss of E3,092, or (E0.01) per share, for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E210 at June 30, 2013 compared to E659 at June 30, 2012.

We have not generated any material revenues since we commenced our vaccine research and development business in 2001, and we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of June 30, 2013, we had an accumulated deficit of approximately E66 million, and had net income of E3,926 in the six month period ending on that date. The net income is principally associated with the write off of the “NIL” contingent liability. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E2,846) for the three month period ended June 30, 2013, compared to (E2,677) for the period ended June 30, 2012.

Investing activities used cash of (E58) during the three months ended June 30, 2013, related to the purchase of equipment for our laboratory in Leiden, compared to (E1) used in the comparable period in 2012.

Financing activities provided cash of E2,797 and E2,957 for the three months ended June 30, 2013 and 2012, respectively.

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

As future obligations, we intend to continue to incur additional expenditures during the next 12 months for additional research and development of RSV vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described below. In parallel we are seeking partnerships and grant funding for our HIV and Malaria vaccines. Additional funding requirements during the next 12 months are needed to prepare for a Phase I clinical trial for our RSV vaccine.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E3,500 for the rest of the year ending December 31, 2013. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E8,844 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

RECENT FINANCING ACTIVITIES

During the six month period ending June 30, 2013, our principal source of funds has been shareholder loans.

On June 24, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.0249 per share of the Company’s common stock, and using a fixed exchange rate of $1.334 per Euro.

On May 15, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E680 and E170, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.0374 per share of the Company’s common stock, and using a fixed exchange rate of $1.2938 per Euro.

On April 30, 2013, Mymetics made a payment of E521 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500.

On April 14, 2013, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E600 and E150, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of $1.3056 per Euro. On June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

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

On March 25, 2013, Round Enterprises Ltd. provided a convertible loan of E400, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000, or (ii) at US$ 0.03684 per share of the Company’s common stock, and using a fixed exchange rate of $1.2915 per Euro. On June 3, 2013, the maturity date for this loan was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On January 16, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000. The determination of the conversion price per share of these loans was amended on April 15, 2013 to the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of $1.3318 per Euro. Additionally, on June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

We have filed or are in the process of filing several new grant applications with U.S. institutions in relation to our malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our vaccine pipeline. Provided we can obtain sufficient financing resources, we expect to continue the development for RSV, malaria and HIV vaccine in 2013. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2013.

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

MYMETICS CORPORATION

Dated: August 12, 2013	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer

23