Form 10-Q
period 2013-09-30
MYMETICS CORP
filed 2013-11-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
COMMON STOCK, US$0.01 PAR VALUE
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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2013
Common Stock, US$0.01 par value	295,318,813

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	September 30,		December 31,
	2013		2012

ASSETS
Current Assets
Cash	E	803	E	286
Receivable other		39		43
Prepaid expenses		47		52
Total current assets		889		381

Property and equipment, net of accumulated depreciation of E275 at September 30, 2013 and E261 at December 31, 2012		91		28
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	9,917	E	9,346

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	457	E	1,325
Deferred revenue		584		1,325
Convertible notes payable to related parties		38,484		34,723
Total current liabilities		39,525		36,048

Acquisition-related contingent consideration		241		6,533
Total liabilities		39,766		42,581

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; nil and 850,000,000 shares authorized at September 30, 2013 and 495,000,000 at December 31, 2012; issued 295,318,813 at September 30, 2013 and at December 31, 2012		2,468		2,468
Additional paid-in capital		33,786		33,783
Deficit accumulated during the development stage		(66,813)		(70,168)
Accumulated other comprehensive income		710		682
		(29,849)		(33,235)
	E	9,917	E	9,346

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended		For The Three Months Ended		Accumulated During Development Stage as of
	September 30, 2013		September 30, 2012		September 30, 2013
Revenue
Sales	E	165	E	--	E	825
Interest		--		--		45
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		(3)		--		104
		162		--		1,817
Expenses
Research and development		(89)		191		26,867
General and administrative		197		659		25,157
Bank fee		1		--		947
Induced conversion cost		--		--		807
Interest		674		577		13,885
Change in the fair value of acquisition-related contingent consideration		(9)		32		(3,309)
Goodwill impairment		--		--		209
Depreciation		5		2		820
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		5		2		391
Other		(55)		(24)		125
		729		1,439		68,593
Loss before income tax provision		(567)		(1,439)		(66,776)
Income tax provision		(4)		2		(37)
Net loss		(571)		(1,437)		(66,813)
Other comprehensive loss
Foreign currency translation adjustment		(3)		(5)		710
Comprehensive loss	E	(574)	E	(1,442)	E	(66,103)

Basic and diluted earnings per share	E	(0.00)	E	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME) LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Nine Months Ended		For The Nine Months Ended			Accumulated During Development Stage as of
	September 30, 2013		September 30, 2012			September 30, 2013
Revenue
Sales		165		--		825
Interest		--		1		45
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		(3)		--		104
		162		1		1,817
Expenses
Research and development		159		808		26,867
General and administrative		941		1,405		25,157
Bank fee		3		3		946
Induced conversion cost		--		--		807
Interest		1,951		1,689		13,885
Change in the fair value of acquisition-related contingent consideration		(6,292)		570		(3,309)
Goodwill impairment		--		--		209
Depreciation		14		21		820
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		15		15		391
Other		5		21		125
		(3,204)		4,532		68,593
Income (loss) before income tax provision		3,366		(4,531)		(66,776)
Income tax provision		(11)		2		(37)
Net income (loss)		3,355		(4,529)		(66,813)
Other comprehensive income (loss)
Foreign currency translation adjustment		28		(7)		710
Comprehensive income (loss)	E	3,383	E	(4,536)	E	(66,103)

Basic earnings per share	E	0.01	E	(0.02)
Diluted earnings per share	E	0.01	E	(0.02)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine Months Ended		For The Nine Months Ended		Accumulated During Development Stage as of
	September 30, 2013		September 30, 2012		September 30, 2013
Cash Flow from Operating Activities
Net income (loss)	E	3,355	E	(4,529)	E	(66,813)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		(6,292)		570		(3,309)
Depreciation		14		21		820
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		--		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		3		34		359
Amortization of debt discount		--		--		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities,
Receivables		4		24		31
Accounts payable		(868)		74		1,622
Other		589		1		(2)
Net cash used in operating activities		(3,195)		(3,805)		(56,905)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		(77)		(1)		(358)
Acquisition of subsidiary		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash used in investing activities		(77)		(1)		(5,543)
Cash Flows from Financing Activities
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		4,912		3,760		52,710
Decrease in notes payable and other short-term advances		(1,151)		--		(2,641)
Loan fees		--				(130)
Net cash used in financing activities		3,761		3,760		62,541
Effect on foreign exchange rate on cash		28		(7)		710
Net change in cash		517		(53)		803
Cash, beginning of period		286		382		--
Cash, end of period	E	803	E	329	E	803
Supplemental Noncash Financing Activity:
Issuance of shares on conversion of notes payable	E	--	E	1,165
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	152	E	402

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending September 30, 2013 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of September 30, 2013, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant revenues. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E66,813 at September 30, 2013. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E38,636 as of September 30, 2013, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

CASH

Cash deposits are occasionally in excess of insured amounts. Interest of E151 was paid to Norwood Immunology during the nine months ended September 30, 2013 related to a convertible note of E2,500. During the period of nine months ending September 30, 2012, E402 interest was paid, also related to the Norwood Immunology convertible loan.

REVENUE RECOGNITION

Revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Grant revenue is recognized when the associated costs are incurred.

Revenues from non refundable up-front license fees which include performance requirements related to licensing agreements are recognized on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2013 or December 31, 2012. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of September 30, 2013, management believes there are no indications of impairment.

CONTINGENT CONSIDERATION

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the amendment dated March 28, 2013, related to the Share Purchase Agreement of the Bestewil acquisition, the obligation of the Company to pay additional purchase price consideration upon achievement of certain commercial milestones has been deleted and settled with issuance of shares for a total of US$325 upon certain events but no later than March 31, 2014. Despite the fact that this new liability is significantly less, it is not dependent on future revenue and will not be paid in cash.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2013 or at December 31, 2012.  The Company’s United States tax returns are open to audit for the years ended December 31, 2009 to 2012. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2012. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2008 to 2012. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2012.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended September 30, 2013, options, warrants and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to net losses incurred. For the nine months period ending September 30, 2013, there were no potential issuable shares included in the diluted earnings per share calculation as the conversion price of those instruments were all out-of-the-money.

For the three and nine months ended September 30, 2013, the weighted average number of shares was 295,318,813. For the same periods, the total potential number of shares issuable of 441,680,054 includes 438,330,054 potential issuable shares related to convertible loans and 3,350,000 potential issuable shares related to outstanding not expired options granted to employees. The 32,000,000 potential issuable shares related to warrants have expired on July 1st, 2013.

For the three and nine months ended September 30, 2012, the weighted average number of shares was 295,318,813 and 292,501,080, respectively. For the same periods, the weighted total potential number of shares issuable of 123,854,070 includes 88,161,570 potential issuable shares related to convertible loans, 32,000,000 potential issuable shares related to warrants, and 3,692,500 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company had authorized 5,000,000 shares of preferred stock that were issuable in several series with varying dividend, conversion and voting rights. During the nine months ended September 30, 2013, the Company amended its certificate of incorporation to eliminate the preferred stock. No shares were issued or outstanding during the nine months ended September 30, 2013

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2013 or in the nine months ended September 30, 2012.

Mymetics did not grant any stock options to employees in 2012 or during the nine month period ending September 30, 2013.

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

CONCENTRATIONS

The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd., a Swiss company that granted Mymetics exclusive licenses to use their virosome vaccine delivery technology in conjunction with the Company’s AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech is committed to supply the actual Virosomes and perform their integration with the Company’s antigens, which requires proprietary know-how, at Pevion’s premises. The agreement includes specific mechanisms to mitigate the risk of losing a key component of Mymetics’ vaccines should Pevion become unable to meet its commitment. During the quarter ended September 30, 2013, Pevion has initiated a process of winding down and communicated their inability to continue to supply the virosomes needed for the HIV and malaria vaccines. Mymetics has taken the necessary steps to ensure the continuing supply of virosomes needed for the HIV and malaria vaccines.
RELATED PARTY TRANSACTIONS

The Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E92 and E177 for the three and nine months ending September 30, 2013. The Company incurred professional fees to the counsel's law firm totaling E5 and E44 for the three and nine months ending September, 2012.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at September 30, 2013 and December 31, 2012.

Note 3. Acquisition-Related Contingent Consideration

On April 1, 2009 Mymetics and Norwood Immunology Limited (NIL) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”) and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of US$0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from US$0.80 to US$0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing US$9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. The advantage of this lower conversion price for the providers of the Bridge Loan has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms was recorded as an expense of E807.
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

The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending September 30, 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration
	As recorded on		Measurement		As adjusted on
	December 31,2012		Adjustment		September 30, 2013

Royalties for RSV	E	3,806	E	3,806	E	--
Royalties for HSV	E	2,727	E	2,727	E	--
Issuance of shares					E	241
Total Contingent Consideration	E	6,533	E	6,533	E	241

During the nine month period ending September 30, 2013, the fair value of the acquisition-related contingent consideration has been fully adjusted down based on amendments to the Share Purchase Agreement, and settled by the issuance of shares for a total of US$325 upon certain events but no later than March 31, 2014. This new liability is significantly less than previously forecasted, is not dependent on future revenue and will not be paid in cash.
Note 4. Debt Financing

The Company has issued to certain shareholders secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E38,484 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

On January 16, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000. The determination of the conversion price per share of these loans was amended on April 15, 2013 to the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3318 per Euro.  Additionally, on June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On January 30, 2013, Mymetics made a payment of E62 to Norwood Immunology Ltd (NIL) related to accrued interest for the period of January 1st, 2013 to March 31, 2013 on the outstanding principal balance of E2,500.

On March 25, 2013, Round Enterprises Ltd. provided a convertible loan of E400, with a 10% interest per annum and a maturity date of June 30, 2013. This maturity date is automatically prolonged for periods of 3 months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03684 per share of the Company’s common stock, and using a fixed exchange rate of US$1.2915 per Euro. On June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On April 14, 2013, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E600 and E150, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3056 per Euro.  On June 3, 2013, the maturity date was amended to the later of June 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On April 30, 2013, Mymetics made a payment of E521 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500.

On May 15, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E680 and E170, respectively, with a 10% interest per annum and a maturity date of June 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0374 per share of the Company’s common stock, and using a fixed exchange rate of US$1.2938 per Euro.

On May 30, 2013, Mymetics made a payment of E517 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000.

On June 24, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0249 per share of the Company’s common stock, and using a fixed exchange rate of US$1.334 per Euro.

On August 5, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E320 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0177 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3283 per Euro.

On September 30, 2013, Mymetics made a payment of E51 to Norwood Immunology Ltd (NIL) related to accrued interest for the period of June 1, 2013 to September 30, 2013 on the outstanding principal balance of E1,500.

   The details of the convertible notes and loans are as follows at September 30, 2013:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Norwood Secured Loan	04/03/2009	E	1,500	(5)	10% pa	None	N/A
Eardley Holding A.G. (1)	06/23/2006	E	141	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	888	(6,7)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	222	(6,7)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(7)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(7)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(8)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(8)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(9)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(9)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(10)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(10)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(11)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(11)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(12)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(13)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(14)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(14)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(15)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(16)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(16)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(17)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(17)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(18)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(18)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(19)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(19)	10% pa	$0.018	1.3283

Total Short Term Principal Amounts		E	29,028
Accrued Interest		E	9,456
TOTAL LOANS AND NOTES		E	38,484

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

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of June 30, 2014 and bearing interest at 10% per annum. The note is secured against 1/3rd of Bestewil common stock. On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on June 30, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of  E500 of principal under the Loan Note and  E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500, (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by June 30, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. Upon payment by Mymetics of E500 of the principal under the Loan Note, the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 26.7% (5,032 shares). Upon payment by Mymetics of E1,000 of principal under the Loan Note the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 20% (3,774 shares). In addition, Mymetics shall issue, within twenty days of receipt of the first tranche of the investment, US$325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

In the event that Mymetics raises financing greater than US$20,000 earlier than completing the payment schedule above, it will (i) pay half the remaining unpaid principal and interest in cash, (ii) issue shares of its common stock to Norwood for the remaining half of the unpaid principal and interest at the same price and with the same rights as the shares purchased by the investors in such financing and (iii) issue US$325 in shares of Mymetics common stock at the lower of (a) the average closing price of the last two months prior to the repayment date or (b) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (c) the new investor price (the "Conversion Price").

If Mymetics raises financing over US$5,000 and less than US$20,000, Norwood has the option to convert half of the remaining unpaid principal and interest under the Loan Note into cash and half of the remaining unpaid principal and interest under the Loan Note into those shares of Mymetics purchased by the investors and at the price at which the shares are issued to the investors and Norwood will receive US$325 in shares of Mymetics common stock at the Conversion Price. In both financings described above, half the shares received by Norwood shall be subject to a six month lock-up and half of the shares shall be subject to a 12 month lock-up.

In the event Mymetics is not able to make any of the above payments to Norwood, the Loan Note will be immediately due and payable and Mymetics will issue US$325 in shares of its common stock at the lower of the Conversion Price or the market closing price the day before the default.

(6) The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

(7) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.3787 per Euro.

(8) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.326 per Euro.

(9) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.31 per Euro.

(10) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.3152 per Euro.

(11) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.2576 per Euro.

(12) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.2718 per Euro.

(13) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.307 per Euro.

(14) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock and using a fixed exchange rate of US$1.3318 per Euro.

(15) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03684 per share of the Company’s common stock, and using a fixed exchange rate of US$1.2915 per Euro.

(16) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3056 per Euro.

(17) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0374 per share of the Company’s common stock, and using a fixed exchange rate of US$1.2938 per Euro.

(18) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0249 per share of the Company’s common stock, and using a fixed exchange rate of US$1.334 per Euro.

(19) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0177 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3283 per Euro.
Note 5. Equity Financing

The Company relied on its existing high net worth shareholders until now. The Company is in discussions with certain potential investors and lenders to meet the Company’s expenses during the next three months and beyond.

Note 6. Subsequent Events

None

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2013 and 2012 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2012 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2012 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2013.

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue was E162 and nil for the three months ended September 30, 2013 and 2012, respectively. The revenue incurred as of September 30, 2013 has been received under the terms of an exclusive negotiation agreement signed with a potential partner, providing the opportunity to enter into a licensing agreement with the Company by December 31, 2013. The agreement is providing revenue of E749 which is non refundable and amortized over the term of the contract until December 31, 2013. The Company has recognized the revenue on a straight line method for the respective period as the intention of the exclusive negotiation agreement was to provide the licensor with the assurance for a defined period that the Company would not start negotiations with other possible partners for the RSV vaccine and also had some funds to achieve certain critical elements so as not to delay further the development of the RSV vaccine under discussion.

Costs and expenses decreased to E729 for the three months ended September 30, 2013 from E1,439 (-49.34%) for the three months ended September 30, 2012, mainly due to the reversal of an accrued invoice of E300k in 2013 related to the INSERM contract and an adjustment to the contingent consideration in 2012.

Research and development expenses decreased to (E89) in the current period from E191 (-146.60%) in the comparative period of 2012. The decrease of R&D was a result of the reversal of an accrued invoice of E300k related to a renegotiated contract with INSERM.

General and administrative expenses decreased to E197 in the three months ended September 30, 2013 from E659 (-70.11%) in the comparative period of 2012. This was mainly due to accrued management fees related to former management booked in the three months ended September 30, 2012 but reversed in the following period.

Interest expense increased to E674 for the three months ended September 30, 2013 from E577 for the three months ended September 30, 2012. This was mainly related to the additional convertible loans received since September 30, 2012.

The Company reported a net loss of E567, or E0.00 per share, for the three months ended September 30, 2013, compared to a net loss of E1,439, or E0.00 per share, for the three months ended September 30, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue was E162 and E1 for the nine months ended September 30, 2013 and 2012, respectively. The revenue incurred as of September 30, 2013 has been received under the terms of an exclusive negotiation agreement signed with a potential partner,  providing the opportunity to enter into a licensing agreement with the Company by December 31st, 2013. The agreement is providing revenue of E749 which is non refundable and amortized over the term of the contract until December 31, 2013. The Company has recognized the revenue on a straight line method for the respective period as the intention of the exclusive negotiation agreement was to provide the licensor with the assurance for a defined period that the Company would not start negotiations with other possible partners for the RSV vaccine and also had some funds to achieve certain critical elements so as not to delay further the development of the RSV vaccine under discussion.

Costs and expenses decreased to (E3,204) for the nine months ended September 30, 2013 from E4,532 (-170.70%) for the nine months ended September 30, 2012, mainly due to the write off of the acquisition-related contingent consideration.

Research and development expenses decreased to E159 in the current period from E808 (-80.32%) in the comparative period of 2012. The decrease of R&D was due to the reversal of an accrued invoice of E300k related to a renegotiated contract with INSERM in the period ending September 30, 2013.

General and administrative expenses decreased to E941 in the nine months ended September 30, 2013 from E1,405 (-33.02%) in the comparative period of 2012. This was mainly due to accrued management fees related to former management booked in the three months ended September 30, 2012 but reversed in the following period.

Interest expense increased to E1,951 for the nine months ended September 30, 2013 from E1,689 for the nine months ended September 30, 2012. This was mainly related to the additional convertible loans received since September 30, 2012.

As per the amendment of the Norwood Immunology (“NIL”) contract signed on March 25, 2013, all the existing contingent consideration has been deleted and replaced by the clauses described here below in the “Recent Financing Activities” paragraph. As an effect of this amendment, the existing acquisition-related contingent consideration liability of E6,533 has been written off during the nine months ended September 30, 2013. As part of the amendment, the Company shall pay to “NIL” US$325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price. The cost of the issuance of the related shares are evaluated at E241 and accounted as contingent liability as of September 30, 2013.

The Company reported a net income of E3,355, or E0.01 basic and diluted earnings per share, for the nine months ended September 30, 2013, compared to a net loss of E4,529, or (E0.01) per share, for the nine months ended September 30, 2012.
LIQUIDITY AND CAPITAL RESOURCES

We had cash of E803 at September 30, 2013 compared to E329 at September 30, 2012.

We have generated revenues for E162 during the three months ended September 30, 2013 received under the terms of an exclusive negotiation agreement signed with a potential partner providing the opportunity to enter into a licensing agreement with the Company by December 31, 2013. The revenue under the agreement is E 749 is non refundable and amortized over the term of the contract until December 31, 2013. However, we do not anticipate generating any material revenues on a sustained basis unless and until a licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of September 30, 2013, we had an accumulated deficit of approximately E67 million, and had net income of E3,355 in the nine month period ending on that date. The net income is principally associated with the write off of the “NIL” contingent liability. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was (E3,195) for the nine month period ended September 30, 2013, compared to (E3,805) for the period ended September 30, 2012. This is mainly due to the Exclusive negotiation agreement fee received in September 2013 and deferred throughout the end of December 31, 2013

Investing activities used cash of (E77) during the nine months ended September 30, 2013, related to the purchase of equipment for our laboratory in Leiden, compared to (E1) used in the comparable period in 2012.

Financing activities provided cash of E3,761 and E3,760 for the nine months ended September 30, 2013 and 2012, respectively.

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

As future obligations, we intend to continue to incur additional expenditures during the next 12 months for additional research and development of the RSV vaccine. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described below. In parallel we are seeking partnerships and grant funding for our HIV and Malaria vaccines. Additional funding requirements during the next 12 months are needed to prepare for a Phase I clinical trial for our RSV vaccine.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E1,500 for the rest of the year ending December 31, 2013. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E9,456 has been incurred on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

RECENT FINANCING ACTIVITIES

During the nine month period ending September 30, 2013, our principal source of funds has been shareholder loans and royalties received under the terms of an exclusive negotiation agreement signed with a potential investor giving the opportunity to enter into a licensing agreement with the company by December 31, 2013.

On August 5, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E320 and E80, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0177 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3283 per Euro.

On June 24, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0249 per share of the Company’s common stock, and using a fixed exchange rate of US$1.334 per Euro.

On May 15, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E680 and E170, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.0374 per share of the Company’s common stock, and using a fixed exchange rate of US$1.2938 per Euro.

On April 30, 2013, Mymetics made a payment of E521 to Norwood Immunology Ltd (NIL) consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500.

On April 14, 2013, Round Enterprises Ltd and Eardley Holding AG each provided a convertible loan of E600 and E150, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. The conversion price is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3056 per Euro. On June 3, 2013, the maturity date was amended to the later of September 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On March 28, 2013, Mymetics agreed with “NIL” to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of  E500 of principal under the Loan Note and  E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500, (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. Upon payment by Mymetics of E500 of the principal under the Loan Note, the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 26.7% (5,032 shares). Upon payment by Mymetics of E1,000 of principal under the Loan Note the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 20% (3,774 shares). In addition, Mymetics agreed to issue, within twenty days of receipt of the first tranche of the investment, US$325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

In the event that Mymetics raises financing greater than US$20,000 earlier than completing the payment schedule above, it will (i) pay half the remaining unpaid principal and interest in cash, (ii) issue shares of its common stock to “NIL” for the remaining half of the unpaid principal and interest at the same price and with the same rights as the shares purchased by the investors in such financing and (iii) issue US$325 in shares of Mymetics common stock at the lower of (a) the average closing price of the last two months prior to the repayment date or (b) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (c) the new investor price (the "Conversion Price"). If Mymetics raises financing over US$5,000 and less than US$20,000, “NIL” has the option to convert half of the remaining unpaid principal and interest under the Loan Note into cash and half of the remaining unpaid principal and interest under the Loan Note into those shares of Mymetics purchased by the investors and at the price at which the shares are issued to the investors and “NIL” will receive US$325 in shares of Mymetics common stock at the Conversion Price. In both financings described above, half the shares received by “NIL” shall be subject to a six month lock-up and half of the shares shall be subject to a 12 month lock-up. In the event Mymetics is not able to make any of the above payments to “NIL”, the Loan Note will be immediately due and payable and Mymetics will issue US$325 in shares of its common stock at the lower of the Conversion Price or the market closing price the day before the default.

On March 25, 2013, Round Enterprises Ltd. provided a convertible loan of E400, with a 10% interest per annum and a maturity date of September 30, 2013. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at US$ 0.03684 per share of the Company’s common stock, and using a fixed exchange rate of US$1.2915 per Euro. On June 3, 2013, the maturity date for this loan was amended to the later of September 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

On January 16, 2013, Round Enterprises Ltd. and Eardley Holding AG each provided a convertible loan of E240 and E60, respectively, with a 10% interest per annum and a maturity date of September 30, 2013. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000. The determination of the conversion price per share of these loans was amended on April 15, 2013 to the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000 or (ii) at US$ 0.03386 per share of the Company’s common stock, and using a fixed exchange rate of US$1.3318 per Euro. Additionally, on June 3, 2013, the maturity date was amended to the later of September 30, 2013 or the end of the subsequent calendar quarter in which the Company receives a written request from the provider of the loan.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2013.

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

MYMETICS CORPORATION

Dated: November 14, 2013	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer