Form 10-K
period 2013-12-31
MYMETICS CORP
filed 2014-03-28
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $4,292,809 as of December 31, 2013, computed on the basis of the closing price on such date.

 As of March 28, 2014, there were 298,418,813 shares of the registrant's Common Stock outstanding.

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

We currently do not make, market or sell any products, but we generate some revenue through the licensing of our RSV vaccine and R&D services. We believe that our research and development activities will result in valuable intellectual property that can generate significant revenues for us in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. Vaccines have evolved from being an exclusively low price sector to one where substantial prices may be paid for some vaccine products that address unmet medical needs.

HISTORY AND DEVELOPMENT OF THE COMPANY

We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to "ICHOR Corporation." In July 2001, we changed our name to "Mymetics Corporation."

In March 2001, we acquired 99.9% of the outstanding shares of the French registered company Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., which are convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation. On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership ("Redressement Judiciaire") and this subsidiary was subsequently officially closed by the Tribunal de Commerce in Lyon on March 21, 2012.

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

BESTEWIL HOLDING B.V. and its subsidiary MYMETICS B.V.

On April 1, 2009 we entered into an agreement with Norwood Immunology Limited (“NIL”) for the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which we agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Virosome Biologicals B.V., the name of which was subsequently changed to Mymetics B.V., continues to be engaged in research and development activities in its own facilities in Leiden (Netherlands) under the management of its founder, the original inventor of the virosome technology.

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has five proprietary vaccines in development: HIV-1, malaria, herpes simplex virus type I and II (HSV-1 and HSV-II), respiratory syncytial virus (RSV) and intra-nasal influenza vaccine.  The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

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

Dec. 2009 - Sep. 2010: Phase I clinical trial –“proof of principle” with the final signed report in July 2011. The trial demonstrated that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women, and confirmed the immunogenicity data previously obtained on monkeys. The drug product MYMV-101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in 2 Panels to monitor safety and mucosal immunogenicity: Panel 1: 10 microgram/dose and Panel 2: 50 microgram/dose. In each Panel, 8 subjects received the vaccine and 4 subjects received the placebo through intra-muscular (weeks 0 and 8) and intra-nasal (weeks 16 and 24) administrations. The Phase I clinical trial achieved its primary objective and showed that the HIV vaccine MYMV101 was safe and well tolerated by healthy women. The secondary objective was also met as the presence of IgG and IgA antibodies in the serum of all vaccinated women was detected. Further, samples showed that mucosal antibodies in the vaginal and rectal secretions were present. Tested vaginal secretions could block in vitro the HIV-1 transcytosis, confirming the previous pre-clinical work. Mymetics could claim a shelf life of nine months for its MYM-V101 drug product.

Next steps:

Until now Mymetics has financed the development of the HIV-1 vaccine mainly through its own capital. Going forward, we continue to seek funding either through grants or through partnership agreements to perform the further development of the HIV-1 vaccine.

2014: Further development of HIV-1 prophylactic vaccine.  Following the Phase I clinical trial with only one out of two promising antigens, we intend to further develop and optimize the HIV-1 prophylactic vaccine formulation by adding an additional antigen and increasing its shelf life. This vaccine called MYM-V201 is expected to elicit a broader antibody immune response against other conserved regions of HIV-1 in order to minimize viral escape.

In 2014 Mymetics is preparing, contingent on funding through grants or through a partnership agreement, the bridge and toxicology studies for generating supportive data, which will lead to GMP production of the drug products MYM-V201 in 2014 if grants are obtained. A Phase I on women and men could start by 2016, with Phase II trials to follow in 2017, and an eventual market launch anticipated in 2025.

Respiratory Syncytial Virus (RSV)

Respiratory syncytial virus (RSV) is a disease that causes infections of the lower respiratory tract, mainly in infants and young children. The virus, which belongs to the Paramyxoviridae family, can cause symptoms similar to the common cold, but can also lead to otitis media (middle ear infection), pneumonia, and bronchiolitis (inflammation of the small airways in the lung). Infection with RSV early in life can increase the chances of developing recurrent wheezing and asthma. Globally, RSV is responsible for over 30 million new acute lower respiratory infection episodes annually and up to 199,000 deaths in children under five years old, with 99 percent of these deaths occurring in low-resource countries. It’s so widespread in the United States that nearly all children become infected with the virus before their second birthdays. The elderly population is also at risk of severe RSV disease.

Approach:  The RSV vaccine consists of the reconstituted membrane of RSV containing the native viral proteins, which can be adjuvanted with a lipopeptide or other adjuvants. In mice, our RSV vaccine was shown to induce cellular and humoral immunity to the virus, with a balanced Th1/Th2 response, resulting in protection against a live virus challenge, and without inducing “enhanced disease” (a skewed Th1/Th2 response being the hallmark of enhanced disease). In cotton rats, a better model than mice for RSV, the vaccine protected against a live virus challenge, without inducing enhanced disease. In a direct comparison with the 1960’s vaccine of another pharmaceutical company that caused severe safety issues in infants, another group of cotton rats was immunized with formaldehyde-inactivated virus, and developed enhanced disease after vaccination and challenge. Mymetics focuses on developing an RSV vaccine for elderly followed by a vaccine for children.

Key Results to date:

2007:  First pre-clinical research on our RSV vaccine.

2008 and 2009:  MedImmune repeated key experiments in order to obtain their own validation of the results. Results were beyond their expectation but MedImmune decided not to continue the program.

2010: Conducting additional pre-clinical research and improving the manufacturing procedure of the RSV virosomes and publication of Mymetics RSV results in scientific journal “Vaccine.

2011: Improved the understanding of the adjuvant ratio in different formulations and continued further tests on cotton rats and mice at the University of Groningen, Netherlands, showing that a different adjuvant ratios still triggered protection and the absence of enhanced disease and the vaccine could trigger systemic and mucosal antibodies.

May 2012: Publication of Mymetics RSV vaccine results in scientific journal “PLOS ONE”.

2013: Improved up-scale capabilities and up and down stream process of vaccine production and tested different formulations.
March 2013: Publication of Mymetics RSV vaccine results in scientific journal “Vaccine”.
April 2013: Publication of Mymetics RSV vaccine results in scientific journal “Influenza Journal”

Next steps:

On December 27, 2013 Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. We will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine.

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

Next steps:

We have identified the key elements of the vaccine that induce the protective immune response. In 2014 little funds will be allocated to this vaccine as the RSV vaccine is the priority.

STRATEGY

Our strategy is to strengthen our virosome know-how and intellectual property and extend the application of our key scientific approaches to new vaccines by:

·	Exploiting the results and knowledge of mucosal protection based vaccines
·	Leveraging the effective and safe virosome vaccine technology and know-how
·	Advancing existing vaccine candidates through Phase II clinical trials with our partners
·	Maintaining a comprehensive IP portfolio
·	Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing
·	Entering into strategic partnerships with leading pharmaceutical companies

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

Exploitation Agreement dated January 8, 2008 that allows Mymetics to have global rights to develop, promote, produce, co-produce, sell and distribute HIV products based on any of the following three patents: PCT IB2005/001180, PCT IB2005/001182 and PCT IB 2006/000466 has been amended on August 4, 2011 and now only includes the PCT IB 2006/000466 patent. On October 9, 2013 this agreement was renegotiated and amended to link the progress of the related technology to milestones, which was reflected in the following financial considerations:

 Milestone payments:
By December 2013: E100,000
Start of a second phase I: E50,000
Positive results of second phase I: E100,000
Positive results of phase II: E310,000
Start of phase III: E1,000,000
Positive results of phase III: E740,000
Receipt of BLA Authorization: E1,000,000

Royalty payments in case of direct or indirect commercialization:
For sales below E250,000,000: 1%
For sales between E250,000,000 and E500,000,000: 2%
For sales more than E500,000,000: 3%

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

Mymetics terminated its agreements with Pevion Biotech in January 2014. Operations between Pevion Biotech and Mymetics had substantially ceased in 2013. Mymetics retained knowledge, rights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

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

NORWOOD IMMUNOLOGY

Share Purchase Agreement dated March 5, 2009 pursuant to which Mymetics acquired Mymetics B.V. from Norwood Immunology Ltd. The renegotiated agreement and subsequent amendments to this agreement have eliminated the payments to Norwood for the intranasal influenza vaccine, Mymetics’ RSV vaccine and Mymetics’ HSV vaccine. On December 31, 2013 the remaining obligation for Mymetics to Norwood is to pay on March 31, 2014 the remaining E1,500,000 of the loan and accrued interest of E75,834 and issue shares to Norwood for USD 325,000 at the lower of (i) the average closing price of Mymetics common stock during 60 days immediately prior to the issue date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted 60 days immediately prior or two months after the issue date or (iii) at the price at which any shares are issued to any new investors in Mymetics in the 60 days prior to the issue date.

RSV CORPORATION

On December 27, 2013 Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. We will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine.

INTELLECTUAL PROPERTY

·	WO/1999/025377 (GP41 mutee) Method for obtaining vaccines for preventing the pathogenic effects related to a retroviral infection Mymetics Corp. Expiration date: November 16, 2018

·	WO/2005/010033 (GP41 ter) New soluble and stabilized trimeric form of GP 41 polypeptide Mymetics Corp. Expiration date: July 28, 2024

·	WO/2007/099446 (Virosome-P1) Virosome-like vesicles comprising gp41 - derived antigens Mymetics Corp. + INSERM + Pevion Expiration date: January 3, 2027

·	US/61/202 215 (GP41 4th gen) Mymetics Corp. Expiration date: February 5, 2029

·	US/61/202 219 (Splitting GP41) Mymetics Corp. Expiration date: February 5, 2029

·	WO/2004/106366 (UK39) Methods for synthetizing conformationally constrained peptides, peptidomimetics and use of such peptidomimetics as synthetic vaccines Mymetics Corp. Expiration date: June 1, 2024

·	WO/2004/078099 (AMA49) Compositions and methods for the generation of immune response against Malaria Mymetics Corp. Expiration date: March 2, 2023

·	WO/1995/032706 (INEX) Virosome-mediated intracellular delivery of therapeutic agents Bestewil BV Expiration date: May 31, 2015

·	WO/2004/045641 (APRECS) Antigen-complexes Bestewil BV Expiration date: November 19, 2023

·	WO/2004/110486 (Lipopeptide) Functionally reconstituted viral membranes containing adjuvant Bestewil BV Expiration date: June 17, 2024

·	WO/2004071492 (DCPC) Virosome-like particles Bestewil BV Expiration date: December 2, 2023

COMPETITION

We have not yet developed an actual product. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine, all of which could be considered competitors.

The worldwide vaccine market is dominated by five large multinational companies: Sanofi Pasteur S.A. (formerly Aventis Pasteur S.A.), Merck & Co., GlaxoSmithKline Plc, Pfizer-Wyeth and Novartis. Smaller and mid-size companies such as Crucell (acquired by Johnson & Johnson) and Novavax are developing vaccines in the same area as Mymetics.

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

Our partners and future partner(s) will have to complete an approval process, similar to the one required in the United States, in virtually every foreign target market in order to commercialize product candidates based on our technology in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Approvals (both foreign and in the United States) may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to our partner(s).

EMPLOYEES

Ronald Kempers is our President and Chief Executive Officer. Additionally, there is one full-time employee of Mymetics Corporation: Dr. Sylvain Fleury, Ph.D., Chief Scientific Officer.

Our Swiss subsidiary, Mymetics S.A., has on its payroll one employee: Director of Finance

Mymetics B.V. has one full time executive officer (CSO) plus four full-time technicians.

As of December 31, 2013, our Luxembourg affiliate had no employees.

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

WE HISTORICALLY HAVE INCURRED NET LOSSES, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have incurred net losses. In the years ended December 31, 2013, and December 31, 2012, we generated net income of approximately E6,003,000 and sustained a net loss of E6,111,000, respectively. At December 31, 2013, we had an accumulated deficit of approximately E64,165,000. Total cash disbursed since 1990 for operating activities, including research and development, is E58,054,000.

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

We currently are engaged in research and development activities and do not have any commercially marketable products. The product research and development process requires significant capital expenditures, while the RSV vaccine activities are compensated by incoming revenue, we do not have any other sources of revenue to off-set such other vaccine research and development expenditures.

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

THE LOSS OF KEY SCIENTIFIC OR INDUSTRIAL PARTNERS WOULD DIMINISH OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

Certain components or know-how obtained from partners such as Protein eXpert S.A. and PX’Therapeutics, supplier of GMP grade engineered mutated gp41 protein, or Pevion Biotech Ltd., supplier and integrator of virosomes, are key components of our vaccines currently under development. Accordingly, the loss of any of these components or know-how might prevent us from achieving our business plan, despite the fact that contractual safeguards are in place. In light of Pevion Biotech S.A. ceasing its business operations, we have taken steps to secure the know-how associated with their virosome production technology, including the hiring of one of their key scientists involved in virosome production. We cannot be assured, however, that we can replicate fully a replacement of their know-how of virosome production.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since March 1, 2009, we leased new office space in a campus recently established near Lausanne (40 miles from Geneva) by the local state government to attract promising biotech companies. This houses our executive and scientific management and administrative operations.

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

FISCAL QUARTER ENDED	HIGH	LOW

2012
March 31	$0.100	$0.026
June 30	0.090	0.040
September 30	0.045	0.033
December 31	0.050	0.020

2013
March 31	$0.045	$0.020
June 30	0.040	0.015
September 30	0.025	0.010
December 31	0.025	0.010

(b)	Stockholders. At March 28, 2014, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.
(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.
(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2013.

	Number of Securities to be issued upon exercise of Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)		(b)	(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--	(2)	$--
2009 Plan	3,350,000	(3)	$U.S. 0.15
2013 Plan	17,500,000	(4)	$U.S. 0.02
Total	20,850,000		$U.S. 0.04	9,150,000

(1)  Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock
Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)  (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2013.

(3) In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders.  We have granted 4,350,000 options under that Plan out of which 1,000,000 have been forfeited.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and granted a total of 20,600,000 options under that Plan, out of which 3,100,000 have been exercised by December 31, 2013.

Further, on July 1, 2010, Mymetics issued a warrant to Round Enterprises providing the right to buy 32 million shares of Mymetics common stock at a price of US$ 0.25 per share. This warrant expired on June 30, 2013.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2013 and ending on March 28, 2014, no issuance of unregistered securities was made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2013 and 2012 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012:

We reached E4,381 in revenue for the year ending December 31, 2013 related to an exclusive negotiation fee received on September 9, 2013 of USD 1 million, and the upfront payment related to the license and collaboration agreement signed on December 27, 2013 for our RSV vaccine candidate of USD 5 million. We received no grant income for the years ended December 31, 2013 and 2012, respectively.  Future revenues will be linked to research and development activities related to the RSV vaccine and possible milestone payments and these could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.

Research and development expenses decreased to E657,000 in the current period from E1,616,000 in the comparative period of 2012, a decrease of 59.3%. The decrease of R&D was mainly related to the INSERM E400 milestone payment which was negotiated and reduced to E100. Research and development expenses of E1,616,000 in 2012 include E790,000 of scientific staff expenses and fees of our scientific consultants, E226,000 paid to scientific partners and suppliers of scientific services, and E600,000 for know-how annuity and milestone payment.

General and administrative expenses decreased by 0.4% to E1,366,000 in the year ended December 31, 2013 from E1,371,000 in the comparable period of 2012.

Interest expense increased by 12.2% to E2,589,000 in the year ended December 31, 2013 from E2,307,000 in the comparable period of 2012.

The fair value of acquisition-related contingent consideration was reduced due to the renegotiated Norwood agreement, whereby the contingent liability related to the RSV, HSV and Influenza vaccines has been cancelled and this generated a gain of E6,297,000 for the year ending December 31, 2013 while it generated a loss of E780,000 in the year ended December 31, 2012.

REVENUE RECOGNITION AND RECEIVABLES

We have not generated any material revenues since we commenced our current line of business in 2001.  On December 27, 2013, Mymetics has entered in to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) on December 27, 2013 to license Bestewil Holding BV, a 100% subsidiary of Mymetics’ Corporation (“Mymetics”) virosome technology related to developing, commercializing respiratory syncytial virus (RSV) virosome vaccines for the purpose of development and eventual commercialization.

In addition to Mymetics providing a license to use its technology with respect to an RSV vaccine, the Company will participate on a joint collaboration steering committee and will provide services under an R&D plan throughout the development and commercialization process.

As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and will receive fixed monthly Collaboration and R&D fees, milestone payments for specific milestones during development and double digit royalties at the time of commercialization.

Unit of Accounting
Under the model in Subtopic 605-25, a delivered item or items shall be considered a separate element for accounting purposes if both of the following conditions are met:
•	The delivered item or items have value to the customer on a stand-alone basis. The delivered item or items have value on a stand-alone basis if it is sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis.
•	If the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.
If the separation conditions are met, the delivered item(s) must be treated separately for accounting purposes.

The “units of accounting” / deliverables in the transaction for Mymetics are:

•	License to use Mymetics RSV virosome vaccine technology
•	Mymetics to provide R&D services and participate in the joint steering committee

Mymetics has invested approximately USD 4 million in the RSV vaccine candidate in the past 4 years on top of the acquisition price for Bestewil Holding paid by Mymetics in April 2009. Considering the units of accounting, we have recognized the full (non-refundable, irrevocable, non creditable) upfront license fee of USD 5 million in December 2013 as it has a standalone value.  RSVC can sublicense as long as such sublicense is subordinate and consists with the terms in the License Contract Agreement (LCA).

With respect to the R&D services provided by Mymetics, RSVC could find third parties to perform the R&D services for which  Mymetics is contracted.  The R&D services, which includes participation in the JCSC will be invoiced at the budgeted amounts to RSVC on a monthly basis in arrears.

In general, revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2013 and 2012 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2013 and 2012 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2013, management believes there are no indications of impairment.

CONTINGENT CONSIDERATION

We account for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the amendment dated March 28, 2012, related to the Share Purchase Agreement of the Bestewil acquisition, the obligation of the Company to pay additional purchase price consideration upon achievement of certain commercial milestones has been deleted and settled with issuance of shares for a total of US$325 upon certain events but no later than March 31, 2014. Despite the fact that this new liability is significantly less, it is not dependent on future revenue and will not be paid in cash.

STOCK BASED COMPENSATION POLICY

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

BUSINESS PLAN

We aim to be a lean and effective research and development company, focused on virosome based vaccines. Our core value lies in the know-how and intellectual property related to virosome based vaccines and the mucosal immune response. We have in-house laboratory facilities and expertise and we subcontract some of our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products.

We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated. Further, we will continue to seek partnerships with leading vaccine development groups, pharma companies and grant providing organizations for the vaccines we are developing.

Our business plan is predicated by the size and availability of our resources.  The short term focus of our research team is aimed on the execution on the R&D plan related to the license and collaboration agreement for our RSV vaccine candidate. In parallel, we are eager to advance our promising Malaria and HIV-1 vaccine candidates by working closely with non-for-profit organizations and academic institutions like the Bill and Melinda Gates Foundation, the NIH, and the PATH Malaria Vaccine Initiative. We aim to find a strategic partner for our promising intra-nasal influenza vaccine that successfully finished a phase I with 110 people, For the longer term we will be working on new vaccine candidates based on our virosome technology that address a clear medical need.

Depending on the situation, we would not pursue human clinical trials for our vaccine beyond phase II, which normally involves no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trial for a prophylactic vaccine involves up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, implies a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.

We will enter into negotiations with potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had E297,000 cash at December 31, 2013, compared to E286,000 at December 31, 2012.

As a development stage company, we have not generated significant material revenues since the current line of business was commenced in 2001. Our first significant revenue has been generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and we will receive fixed monthly collaboration and R&D fees, possible milestone payments for specific milestones during development and double digit royalties at the time of commercialization. For 2014 we anticipate to generate small revenues related to the research and development activities. New significant revenues will not be expected, before reaching a successful Phase II clinical stage milestone for the RSV vaccine, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of December 31, 2013, we had an accumulated deficit of approximately E64.2 million and generated net income of E6,003,000 in the year ended December 31, 2013. This compares with losses of E6,111,000 in the year ended December 31, 2012. The net income in 2013 was generated mainly through the cancellation of the contingent liability of E6,217,000 due to the renegotiated agreement with Norwood.The accumulated losses are principally associated with the research and development of our HIV vaccine and RSV vaccine technologies, the acquisition of a malaria project from Pevion Biotech Ltd. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities was E4,344,000 for the year ended December 31, 2013, compared to E4,959,000 for the year ended December 31, 2012. The major factor in 2013 was costs incurred in connection with our the further development of our RSV vaccine and preparing it for GMP manufacturing for a human clinical trial Phase I, continued efforts of the Company to reduce expenses until it secures additional financing to allow it to enter into the clinical trials for its RSV and HIV.

Investing activities used cash of E109,000 for the year ended December 31, 2013 and E1,000 for the year ended December 31, 2012, both for the purchase of equipment in the Netherlands.

Financing activities provided cash of E4,445,000 for the year ended December 31, 2013, which includes new debt of E5,551,000 needed to fund 2013 operations and payment of interests and E1,000,000 of the principal  related to the Norwood Immunology loan, compared to E4,846,000 for the year ended December 31, 2012, which includes new debt needed to fund 2012 operations.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E32,222,000 in the form of notes payable including interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted cash outflow, or cash burn rate, for 2014 is approximately E2,000,000 for research and fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained. We have budgeted for the repayment of the remaining Norwood loan including accrued interest of E1,576,000.

2014 budget	12 Months
Revenue from R&D services for RSV vaccine	E	1,750,000
HIV related IP costs	E	300,000
RSVR&D		1,750,000
Further Virosome R&D		400,000
Repayment of loan and accrued interest Norwood Immunology		1,576,000
Administration		1,300,000
Total	E	3,576,000

Management expects the cash outflow on R&D to stay minimal as the main focus will be on the RSV vaccine R&D activities, which will be offset by incoming related revenue, while keeping administrative costs relatively stable.

Included in the E1,300,000 administration costs are E300,000 of legal and patent fees to outside corporate counsel, E90,000 audit and review fees to the Company’s independent accountants, and E50,000 in finance and acquisition expenses.

Additional funding requirements during the next 12 months are needed to advance our HIV and Malaria vaccines, which we will try to seek through collaborations with not-for-profit organizations.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E2,000,000 in the year ending December 31, 2014, which is covered by the cash provided by the upfront payment related to the RSV vaccine license and collaboration agreement. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2013, the two main investors provided five and six loans respectively to the Company for a total of E3,000,000. (See table in Note 2 of the consolidated financial statements)

We have filed or are in the process of filing several new grant applications with European as well as U.S. institutions in relation to our HIV-1 and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

On December 27, 2013, we concluded a license and collaboration agreement for our RSV vaccine candidate which has generated revenue of USD 5 million. In relation to this agreement, we will receive revenue for our R&D activities for the RSV vaccine during 2014, but these will not be sufficient to fund the full operations. We are unable to predict when or if we will be able to generate more revenues from licensing our technology or the amounts expected from such activities. These revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We have enough cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2015 we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person  to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2013, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2013.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	46	n/a

Thomas Staehelin (Class II)	Director	65	2014

Ernest M. Stern (Class II)	Director	63	2014

Ulrich Burkhard (Class III)	Director	52	2015

RONALD KEMPERS

Ronald Kempers is the President and CEO. He started as Chief Operating Officer in July 1, 2009, and was appointed Chief Financial Officer on August 1, 2010. Effective November 19, 2012, Ronald Kempers was appointed President and Chief Executive Officer. Mr. Kempers is a senior business leader and entrepreneur, having over 20 years of international business management, business development and finance experience with leading global corporations (Hewlett Packard, Oracle) and medical and IT start-ups. Mr. Kempers has a M.Sc. in Business Administration from the Erasmus University, Rotterdam School of Management and has continued further education with various executive courses, including IMD, Lausanne.

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

ULRICH BURKHARD

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

SCIENTIFIC ADVISORY BOARD

In 2009, a member Scientific Advisory Board (SAB) was created made up of eminent intellectuals from around the world with expertise related to the Company’s products as follows:

●	Chairman of the Scientific Advisory Board - Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).
●	Vice Chairman of the Scientific Advisory Board - Dr. Marc Girard, has over 20 years of experience in the HIV-1 research field, past Director of the Merieux Foundation and a consultant to the WHO and former Chairman of EuroVac (European Consortium for HIV vaccine).
●	Dr. Ruth Ruprecht, Harvard University, Dana Farber Cancer Institute, Boston USA
●	Dr. George Kemble, Former Senior Vice President of R&D at MedImmune and Head of Research at MedImmune. He is one of the world’s authorities on vaccine development and in particular the development of vaccines and therapeutics for RSV.
●	Dr. Juliana McElrath, University of Washington, Seattle, USA

AUDIT COMMITTEE

The Company’s board of directors has appointed Ernest M. Stern and Dr. Thomas Staehelin to serve as members of its Audit Committee.  The board of directors has determined that Dr. Staehelin qualifies as our "audit committee financial expert" and is independent as that term is defined under NASDAQ Rule 4200(a)(15).

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2013, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2013, our Board of Directors held 26 meetings, 25 of which were conducted by telephone conference call, and acted by unanimous written consent three times.  All directors attended at least 95% of the total number of Board meetings.  The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2013.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2013.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2013, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner, except as follows: Dr Fleury due to incompatibility between the respectively Swiss and French legal procedures with the electronic filing procedure of the SEC.

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

We believe our executive compensation should be designed to allow us to attract, motivate and retain executives of a high caliber to permit us to remain competitive in our industry. We desire to maintain for now a uniformity of base salary compensation in light of the contributions each of the two principal executives has either made, or is expected to make, to our ability to remain in business and achieve the level of success that we have reached in meeting scientific results, primarily to date the vaccines in our portfolio. We take into account the compensation paid at similarly situated companies, both within and outside of our industry, when determining executive compensation. We believe that by granting shares of our Common Stock to our executives, which vest over a certain number of years, we will be able to encourage executives to remain with us.

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

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300,000 for the twelve months ending December 31, 2013.

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

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)		Total Annual Compensation

Ronald Kempers	(6)	2013	216,000	-	-	-	184,796	-	-	E	400,796	(1)
(CEO)		2012	216,000	-	-	-	-	-	-	E	216,000	(1)
		2011	216,000	-	-	-	-	-	-	E	216,000	(1)

Sylvain Fleury, Ph. D.	(6)	2013	216,000	-	-	-	9,903	-	-	E	215,903	(2)
		2012	216,000	-	-	-	-	-	-	E	216,000	(2)
		2011	216,000	-	-	-	-	-	-	E	216,000	(2)

Thomas Staehelin, Dr.		2013	10,000	-	-	-	-	-	-	E	10,000	(3)
		2012	10,000	-	-	-	-	-	-	E	10,000	(3)
		2011	10,000	-	-	-	-	-	-	E	10,000	(3)

Ernest Stern		2013	10,000	-	-	-	-	-	-	E	10,000	(4)
		2012	10,000	-	-	-	-	-	-	E	10,000	(4)
		2011	10,000	-	-	-	-	-	-	E	10,000	(4)

Ulrich Burkhard		2013	-	-	-	-	-	-	-	E	-	(5)
		2012	-	-	-	-	-	-	-	E	-	(5)
		2011	-	-	-	-	-	-	-	E	-	(5)

(1)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 23, 2012.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)	Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2nd, 2007as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

(4)	Ernest Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21st, 2008 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

(5)	Ulrich Burkhard is a member of the Board of Directors of the Company. He was elected on March 23rd, 2012 as non-executive director for attendance at the Board meetings, whether in person or by telephone.

(6)	See below “Employment Agreements”.

The tables entitled," "PENSION BENEFITS," "NONQUALIFIED DEFERRED COMPENSATION" and "DIRECTOR COMPENSATION" and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2013, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 298,418,813 shares of our common stock outstanding on March 28, 2014. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2014, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	12,479,907		4.18%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	6,500,000	(2)	2.18%

Ernest M. Stern (1) Director	Common	1,500,000	(3)	0.50%

Ronald Kempers (1) CEO, CFO and Director	Common	3,100,000	(5)	1.04%

Round Enterprises Ltd. (1)	Common	141,006,552	(4)	47.25%

All current executive officers and directors as a group (4 persons)	Common	164,586,459		55.15%

(1)	Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 500,000 were issued for services, 1,000,000 were acquired through conversion of unpaid salary and expenses and 5,000,000 were acquired as a bonus.

(3)	500,000 were issued for services rendered.

(4)	As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd.

(5)	Of which 3,000,000 were issued through exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2013, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2013 and 2012:

	2013	2012

Audit Fees	$49,268	$55,146
Audit-Related Fees	-	-
Tax Fees	12,815	10,425
All Other Fees	-	-

Total	$62,083	$65,571

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal 2013 and 2012, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2013 and 2012, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)

10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)

10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement onForm S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.

(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.

(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.

(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.

(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.

(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.

(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.

(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.

(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.

(46)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.

(47)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.

(48)	Incorporated by reference to the Company's Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.

(49)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 02, 2012.

(50)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.

(51)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.

(52)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland

We have audited the accompanying consolidated balance sheets of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, and for the period from May 2, 1990 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation (a development stage company) and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, and for the period from May 2, 1990 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not developed a commercially viable product and, therefore, has not been able to generate ongoing revenue, which has resulted in significant losses.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 28, 2014

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In Thousands of Euros)

	2013		2012

ASSETS
Current Assets
Cash	E	297	E	286
Receivables		3,712		43
Prepaid expenses		57		52
Total current assets		4,066		381

Property and equipment, net of accumulated depreciation of E281 and E261 at December 31, 2013 and 2012, respectively		117		28
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	13,120	E	9,346

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	858	E	1,325
Acquisition-related contingent consideration		236		--
Convertible notes payable to related parties		39,123		34,723
Total current liabilities		40,217		36,048

Acquisition-related contingent consideration		--		6,533
Total liabilities		40,217		42,581

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 850,000,000 shares authorized; issued 298,418,813 at December 31, 2013 and 295,318,813 at December 31, 2012		2,491		2,468

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,876		33,783
Deficit accumulated during the development stage		(64,165)		(70,168)
Accumulated other comprehensive income		701		682
		(27,097)		(33,235)
	E	13,120	E	9,346

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013 and 2012 and
the Period from May 2, 1990 (Inception) to December 31, 2013
(In Thousands of Euros, Except Per Share Data)

					Accumulated During Development Stage (May 2, 1990 to December 31,
	2013		2012			2013)
Revenues
Sales	E	--	E	--	E	660
License fees		4,381		--		4,381
Interest		2		3		47
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		107
		4,383		3		6,038
Expenses
Research and development		657		1,616		27,365
General and administrative		1,370		1,371		25,586
Bank fee		3		3		947
Induced conversion cost		--		--		807
Interest		2,589		2,307		14,523
Change in the fair value of acquisition-related contingent consideration		(6,297)		780		(3,314)
Goodwill impairment		--		--		209
Depreciation		20		22		826
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		20		12		396
Other		(30)		--		90
		(1,668)		6,111		70,129
Income (loss) before income tax provision		6,051		(6,108)		(64,091)
Income tax provision		(48)		(3)		(74)
Net income (loss)		6,003		(6,111)		(64,165)

Other comprehensive income
Foreign currency translation adjustment		19		18		701
Comprehensive income (loss)	E	6,022	E	(6,093)	E	(63,464)
Basic and diluted income (loss) per share	E	0.02	E	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Period from May 2, 1990 (Inception) to December 31, 2013
(In Thousands of Euros)

	Date of Transaction	Number of Shares	Par Value		APIC		Deficit Accumulated during the Development Stage		Accumulated Other Comprehensive Income-foreign currency translation adjustment		Total
Balance at May 2, 1990
Shares issued for cash	June 1990	33,311,361	E	119	E	-	E	-	E	-	E	119
Net losses to December 31, 1999		-		-		-		(376)		-		(376)
Balance at December 31, 1999		33,311,361		119		-		(376)		-		(257)
Bank fee		-		-		806		-		-		806
Net loss for the year		-		-		-		(1,314)		-		(1,314)
Balance at December 31, 2000		33,311,361		119		806		(1,690)		-		(765)

Effect on capital structure resulting from a business combination	March 2001	8,165,830		354		(354)		-		-		-
Issuance of stock purchase warrants in connection with credit facility	March 2001	-		-		210		-		-		210
Issuance of shares for bank fee	March 2001	1,800,000		21		(21)		-		-		-
Issuance of shares for bank fee	June 2001	225,144		3		(3)		-		-		-
Issuance of shares for cash	June 2001	1,333,333		15		2,109		-		-		2,124
Exercise of stock purchase warrants in repayment of debt	June 2001	1,176,294		13		259		-		-		272
Exercise of stock purchase warrants for cash	December 2001	3,250,000		37		563		-		-		600
Net loss for the year		-		-		-		(1,848)		-		(1,848)
Translation adjustment		-		-		-		-		100		100
Balance at December 31, 2001		49,261,962		562		3,569		(3,538)		100		693

Exercise of stock options	March 2002	10,000		-		8		-		-		8
Issuance of stock purchase warrants for bank fee	June 2002	-		-		63		-		-		63
Exercise of stock purchase warrants in repayment of debt	July 2002	1,625,567		16		396		-		-		412
Issuance of remaining shares from 2001 business combination	August 2002	46,976		1		(1)		-		-		-
Net loss for the year		-		-		-		(3,622)		-		(3,622)
Translation adjustment		-		-		-		-		97		97
Balance at December 31, 2002		50,944,505		579		4,035		(7,160)		197		(2,349)

Issuance of shares for services	September 2003	400,000		4		29		-		-		33
Shares retired	October 2003	(51)		-		-		-		-		-
Issuance of shares for services	November 2003	1,500,000		12		100		-		-		112
Issuance of shares for cash	December 2003	1,500,000		12		113		-		-		125
Issuance of stock purchase warrants for financing fee	December 2003	-		-		12		-		-		12
Net loss for the year		-		-		-		(2,786)		-		(2,786)
Translation adjustment		-		-		-		-		453		453
Balance at December 31, 2003		54,344,454		607		4,289		(9,946)		650		(4,400)

Issuance of shares for services	January 2004	550,000		5		27		-		-		32
Issuance of shares for cash	January 2004	2,000,000		17		150		-		-		167
Issuance of stock purchase warrants for financing fee	January 2004	-		-		40		-		-		40
Issuance of shares for cash	February 2004	2,500,000		21		187		-		-		208

Issuance of stock purchase warrants for financing fee	February 2004	-	-	62	-	-	62
Issuance of shares for services	April 2004	120,000	1	11	-	-	12
Issuance of shares for bank fee	May 2004	500,000	4	62	-	-	66
Issuance of shares for cash	May 2004	2,000,000	16	148	-	-	164
Issuance of shares for services	August 2004	250,000	2	26	-	-	28
Issuance of shares for cash	August 2004	1,466,667	12	128	-	-	140
Issuance of stock purchase warrants for financing fee	August 2004	-	-	46	-	-	46
Issuance of shares for services	September 2004	520,000	4	29	-	-	33
Issuance of shares for cash	September 2004	50,000	-	4	-	-	4
Issuance of shares for services	October 2004	2,106,743	16	132	-	-	148
Issuance of shares for services	November 2004	2,000,000	15	177	-	-	192
Issuance of shares for cash	November 2004	40,000	-	4	-	-	4
Net loss for the year		-	-	-	(2,202)	-	(2,202)
Translation adjustment		-	-	-	-	191	191
Balance at December 31, 2004		68,447,864	720	5,522	(12,148)	841	(5,065)

Issuance of shares for services	January 2005	500,000	4	83	-	-	87
Issuance of shares for services	March 2005	1,700,000	13	280	-	-	293
Issuance of shares for services	April 2005	60,000	1	10	-	-	11
Issuance of shares for cash	May 2005	52,000	-	5	-	-	5
Issuance of shares for cash	June 2005	626,800	5	27	-	-	32
Issuance of shares for cash	July 2005	433,548	3	18	-	-	21
Issuance of shares for cash	August 2005	256,452	2	10	-	-	12
Issuance of shares for services	September 2005	2,041,200	17	33	-	-	50
Issuance of shares for services	October 2005	185,000	2	6	-	-	8
Issuance of shares for cash	October 2005	378,989	3	10	-	-	13
Issuance of shares for services	November 2005	560,000	5	9	-	-	14
Issuance of shares for cash	November 2005	507,278	4	6	-	-	10
Issuance of shares for services	December 2005	140,000	2	2	-	-	4
Issuance of shares for cash	December 2005	6,781,333	56	206	-	-	262
Net loss for the year		-	-	-	(1,939)	-	(1,939)
Translation adjustment		-	-	-	-	(98)	(98)
Balance at December 31, 2005		82,670,464	837	6,227	(14,087)	743	(6,280)

Issuance of shares for services	January 2006	2,600,000	22	33	-	-	55
Issuance of shares for cash	January 2006	4,000,000	33	132	-	-	165
Issuance of shares for cash	March 2006	5,750,000	47	144	-	-	191
Issuance of shares for services	April 2006	100,000	1	4	-	-	5
Issuance of shares for cash	May 2006	2,950,000	23	92	-	-	115
Debt Conversion – non cash	May 2006	1,000,000	8	31	-	-	39
Issuance of shares for cash	June 2006	2,600,000	20	80	-	-	100
Debt Conversion – non cash	July 2006	3,500,000	28	252	-	-	280
Issuance of shares for services	November 2006	300,000	2	4	-	-	6
Issuance of shares for cash	November 2006	2,580,000	20	180	-	-	200
Issuance of shares for cash	December 2006	2,970,000	23	202	-	-	225
Net loss for the year		-	-	-	(1,585)	-	(1,585)
Translation adjustment		-	-	-	-	4	4
Balance at December 31, 2006		111,020,464	1,064	7,381	(15,672)	747	(6,480)

Issuance of shares for cash	January 2007	650,000	5	45	-	-	50
Issuance of shares for services	January 2007	750,000	6	15	-	-	21
Issuance of shares for services	February 2007	250,000	2	5	-	-	7
Issuance of shares for cash	February 2007	1,745,000	13	121	-	-	134
Issuance of shares for cash	March 2007	9,362,000	120	920	-	-	1,040
Debt Conversion – non cash	March 2007	12,500,000	94	2,505	-	-	2,599
Issuance of shares for services	April 2007	1,300,000	9	105	-	-	114
Issuance of shares for cash	May 2007	1,750,000	13	245	-	-	258
Debt Cancellation – non cash	May 2007	-	-	242	-	-	242
Debt Conversion – non cash	June 2007	9,469,000	70	891	-	-	961
Issuance of shares for services	June 2007	657,500	5	62	-	-	67
Issuance of shares for cash	June 2007	7,643,000	57	772	-	-	829
Issuance of shares for officer compensation	June 2007	16,000,000	120	2,033	-	-	2,153

Issuance of shares for cash	July 2007	5,550,000		42		1,208		-		-		1,250
Issuance of shares for cash	August 2007	933,333		7		193		-		-		200
Issuance of shares for services	August 2007	2,100,000		15		139		-		-		154
Issuance of shares for services	September 2007	300,000		2		21		-		-		23
Issuance of shares for cash	September 2007	1,666,667		12		344		-		-		356
Cancellation of shares for collateral	September 2007	(2,000,000)		-		-		-		-		-
Issuance of shares for cash	October 2007	2,350,000		17		483		-		-		500
Issuance of shares for cash	November 2007	2,966,666		21		623		-		-		644
Issuance of shares for services	December 2007	500,000		3		48		-		-		51
Net loss for the year		-		-		-		(9,294)		-		(9,294)
Translation adjustment		-		-		-		-		(75)		(75)
Balance at December 31, 2007		187,463,630		1,697		18,401		(24,966)		672		(4,196)

Issuance of shares for services	January 2008	1,000,000		7		99		-		-		106
Issuance of shares for cash	February 2008	1,000,000		7		326		-		-		333
Issuance of shares for services	March 2008	1,000,000		6		146		-		-		152
Issuance of shares for cash	June 2008	1,600,000		10		586		-		-		596
Issuance of shares for services	July 2008	2,000,000		13		239		-		-		252
Issuance of shares for services	August 2008	250,000		2		39		-		-		41
Issuance of shares for cash	December 2008	1,000,000		7		319		-		-		326
Net loss for the year		-		-		-		(6,938)		-		(6,938)
Translation adjustment		-		-		-		-		13		13
Balance at December 31, 2008		195,313,630		1,749		20,155		(31,904)		685		(9,315)

Issuance of shares for services	March 2009	250,000		2		36		-		-		38
Issuance of stock options for acquisition	April 2009	-		-		601		-		-		601
Issuance of shares for services	May 2009	250,000		1		27		-		-		28
Issuance of shares for services	September 2009	250,000		2		21		-		-		23
Net loss for the year		-		-		-		(10,186)		-		(10,186)
Translation adjustment		-		-		-		-		(4)		(4)
Balance at December 31, 2009		196,063,630		1,754		20,840		(42,090)		681		(18,815)

Issuance of shares for services	March 2010	200,000		2		18		-		-		20
Issuance of warrant with debt	July 2010	-		-		1,200		-		-		1,200
Induced conversion cost	September 2010	-		-		807		-		-		807
Warrant modification cost	September 2010	-		-		484		-		-		484
Issuance of shares for services	September 2010	1,550,000		12		147		-		-		159
Issuance of shares on conversion of debt	September 2010	16,149,536		120		5,868		-		-		5,988
Stock compensation expense – options		-		-		238		-		-		238
Net loss for the year		-		-		-		(11,428)		-		(11,428)
Translation adjustment		-		-		-		-		(20)		(20)
Balance at December 31, 2010		213,963,166		1,888		29,602		(53,518)		661		(21,367)

Issuance of shares on conversion of debt	September 2011	41,542,722		289		2,029		-		-		2,318
Issuance of shares on conversion of debt	December 2011	20,511,451		145		1,015		-		-		1,160
Stock compensation expense – options		-		-		86		-		-		86
Net loss for the year		-		-		-		(10,539)		-		(10,539)
Translation adjustment		-		-		-		-		3		3
Balance at December 31, 2011		276,017,339		2,322		32,732		(64,057)		664		(28,339)

Issuance of shares on conversion of debt	February 2012	19,301,474		146		1,019		-		-		1,165
Stock compensation expense – options		-		-		32		-		-		32
Net loss for the year		-		-		-		(6,111)		-		(6,111)
Translation adjustment		-		-		-		-		18		18
Balance at December 31, 2012		295,318,813		2,468		33,783		(70,168)		682		(33,235)

Exercise of stock options	November 2013	100,000		1		1		-		-		2
Exercise of stock options	December 2013	3,000,000		22		21		-		-		43
Stock compensation expense – options		-		-		71		-		-		71
Net income for the year		-		-		-		6,003		-		6,003
Translation adjustment		-		-		-		-		19		19
Balance at December 31, 2013		298,418,813	E	2,491	E	33,876	E	(64,165)	E	701	E	(27,097)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2011 and
the Period from May 2, 1990 (Inception) to December 31, 2013
(In Thousands of Euros)

					Total Accumulated During Development Stage (May 2, 1990 to December 31,
	2013		2012			2013)
Cash Flows from Operating Activities
Net income (loss)	E	6,003	E	(6,111)	E	(64,165)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		(6,297)		780		(3,314)
Depreciation		20		22		826
Amortization of intangibles		-		-		481
Impairment of license contract		-		-		2,213
Goodwill impairment		-		-		209
Fees paid in warrants		-		-		223
Gain on sales of equipment		-		-		(69)
Gain on extinguishment of debt		-		-		(774)
Services and fees paid in common stock		-		-		5,403
Stock compensation expense-options		71		32		427
Amortization of debt discount		-		-		1,410
Induced conversion cost		-		-		807
Warrant modification cost		-		-		484
Changes in operating assets and liabilities,
Receivables		(3,669)		18		(3,642)
Accounts payable		(467)		298		1,439
Other		(5)		2		(12)
Net cash used in operating activities		(4,344)		(4,959)		(58,054)

Cash Flows from Investing Activities
Patents and other		-		-		(393)
Proceeds from sale of equipment		-		-		137
Purchase of property and equipment		(109)		(1)		(390)
Acquisition of subsidiary, net of cash acquired of E58		-		-		(4,942)
Cash acquired in reverse purchase		-		-		13
Net cash used in investing activities		(109)		(1)		(5,575)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options		45		-		45
Proceeds from the issuance of common stock and warrants		-		-		11,630
Borrowings from shareholders		-		-		972
Increase in notes payable and other short-term advances		5,551		4,846		53,349
Decrease in notes payable and other short-term advances		(1,151)		-		(2,641)
Loan fees		-		-		(130)
Net cash provided by financing activities		4,445		4,846		63,225
Effect of foreign exchange rate on cash		19		18		701
Net increase (decrease) in cash		11		(96)		297
Cash, beginning of period		286		382		-
Cash, end of period	E	297	E	286	E	297
Non-cash investing and financing activities
Issuance of shares on conversion of notes payable	E	--	E	1,165
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	E	151	E	511

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.  On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Herpes Simplex which is at the pre-clinical stage, (ii) influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage. On December 27, 2013 Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. Mymetics will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and will receive monthly Collaboration and R&D fees, milestone payments for specific milestones during development and royalties at the time of commercialization (see Note 6).

These consolidated financial statements have been prepared treating the Company as a development stage company. As of December 31, 2013, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. As such, the Company has not generated significant outgoing revenues. For the purpose of these consolidated financial statements, the development stage started May 2, 1990.

These consolidated financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E64,165 at December 31, 2013. Further, the Company's current liabilities exceed its current assets by E35,915 as of December 31, 2013, and there is no assurance that cash will become available to pay current liabilities in the near term. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Exclusive Licenses

The deliverables under an exclusive license agreement generally include the exclusive license to the Company’s technology, and may also include deliverables related to research activities to be performed on behalf of the collaborative collaborator and the manufacture of preclinical or clinical materials for the collaborative collaborator.

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) provide research services which are reimbursed at a contractually determined rate which includes margin for the Company, (ii) participate in a joint steering committee to monitor the progress of the research and development which will be reimbursed at a contractually determined rate which includes margin for the Company, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments at the time of commercialization until the later of expiration of the last to expire valid patent rights expire or 10 years after the first commercial sale. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements.  The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments.  As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements.  In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator.  The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.
Factors considered in this determination include the research and manufacturing capabilities of the collaborator and the availability of technology research expertise in the general marketplace.

RSV Corporation

In December 2013, the Company entered into an agreement with RSV Corporation.  The agreement provides RSV Corporation with an exclusive license to the Company’s RSV technology in order to develop and commercialize respiratory syncytial virus virosome vaccines.  The Company received a US$5 million upfront payment in connection with the execution of the agreement and the Company is entitled to receive milestone payments potentially totaling $62 million plus royalties on product sales, if any.  The Company also is entitled to receive payments for research and development activities performed on behalf of RSV Corporation.  RSV Corporation is responsible for the development, manufacturing, and marketing of any products resulting from this agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the agreement.  The significant deliverables were determined to be the RSV technology license and the research and development services including participation on the JCSC.  The Company has determined that the RSV technology license does have standalone value from the research services.  As a result, the research services are considered a separate units of accounting.  The estimated selling prices for these units of accounting were determined based on market conditions and entity-specific factors such as the terms of the collaborators’ previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s RSV technology, the Company’s pricing practices and pricing objectives, and the nature of the research services to be performed for RSV Corporation and market rates for similar services.  The arrangement consideration was allocated to the deliverables based on the relative selling price method.  The Company recognized license revenue when the exclusive license was delivered pursuant to the terms of the agreement which was upon execution of the agreement.  The Company does not control when RSV Corporation will reach certain development and commercialization’s milestones related to the RSV technology.  As a result, the Company cannot predict when or if it will recognize the related milestone and royalty revenue.  The Company will recognize research services revenue as the related services are delivered.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2013 or 2012. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Impairment of Long Lived Assets

Long-lived assets, which include property and equipment, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount to the forecasted undiscounted future cash flows generated by that asset. In the event the carrying value of the assets exceeds the undiscounted future cash flows generated by that asset and the carrying value is not considered recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. An impairment loss would be recognized in net income in the period that the impairment occurs.

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

The Company has conducted its impairment testing as of April 1, of 2013 and 2012 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2013, management believes there are no indications of impairment.

Contingent Consideration

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the amendment dated in 2013, related to the Share Purchase Agreement of the Bestewil acquisition, the obligation of the Company to pay additional purchase price consideration upon achievement of certain commercial milestones has been deleted and settled with issuance of shares for a total of US$325 upon certain events but no later than March 31, 2014. Despite the fact that this new liability is significantly less, it is not dependent on future revenue and will not be paid in cash.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2013 or 2012.  The Company’s United States tax returns are open to audit for the years ended December 31, 2009 to 2013. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2013. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2009 to 2013. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2013.

Earnings per Share

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the year ended December 31, 2013, options, warrants and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to strike and conversion prices being above market value.

For the year ended December 31, 2012, the weighted average number of shares was 293,959,795. For the same periods, the weighted total potential number of shares issuable of 121,884,529 includes 86,202,029 potential issuable shares related to convertible loans, 32,000,000 potential issuable shares related to warrants, and 3,692,500 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2013, the weighted average number of shares was 295,384,566. For the same period, the total potential number of shares issuable of 487,547,813 includes 466,697,813 potential issuable shares related to convertible loans and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees. The 32,000,000 potential issuable shares related to warrants expired on July 1st, 2013.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2013 or 2012. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

For the year ended December 31 2013, the Board of Directors of Mymetics awarded 20,600,000 incentive stock options to the employees and officers of the Company which were awarded on October 4, 2013 with an exercise price of USD 0.02 per share. 3,300,000 incentive stock options vested immediately, of which 3,100,000 were exercised as of December 31, 2013, and 17,300,000 vest in equal quantities over the next four years.

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

Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

During the year ended December 31, 2013, Pevion has initiated a process of winding down and communicated their inability to continue to supply the virosomes needed for the HIV and malaria vaccines. Mymetics has taken the necessary steps to ensure the continuing supply of virosomes needed for the HIV and malaria vaccines. Mymetics terminated its agreements with Pevion Biotech in January 2014. Operations between Pevion Biotech and Mymetics had substantially ceased in 2013. Mymetics retained knowledge, tights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

In 2013, the Company derived all licensing revenue from its relationship with one collaborative partner. Furthermore, that same collaborative partner accounted for 98% of the receivables balance at December 31, 2013.

Recently Issued Accounting Standards

No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and a partner in Akerman Senterfit LLP, the firm retained as legal counsel by the Company. Fees paid to the law firm in the years ended December 31, 2013 and 2012, amounted to E164 and E52, respectively.

Two of the Company’s major shareholders have made available an aggregate E37,297 in the form of notes payable including interest. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans and contingent liabilities are as follows:

								Fixed
							Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest		Price	EUR/USD
Price	Date	Amount		(Note)	Rate		(stated)	Conversion

Norwood Secured Loan	04/03/2009	E	1,500	(5)	10% pa	$	None	N/A
Eardley Holding A.G. (1)	06/23/2006	E	138	(2)	10% pa		$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa		$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa		$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa		$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa		$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa		$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa		$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa		$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa		$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa		$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa		$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa		$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa		$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	872	(6,7)	10% pa		$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	218	(6,7)	10% pa		$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(7)	10% pa		$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(7)	10% pa		$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(7)	10% pa		$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(7)	10% pa		$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(7)	10% pa		$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(7)	10% pa		$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(7)	10% pa		$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(7)	10% pa		$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(7)	10% pa		$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(7)	10% pa		$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(7)	10% pa		$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(7)	10% pa		$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(7)	10% pa		$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(7)	10% pa		$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(7)	10% pa		$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(7)	10% pa		$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(7)	10% pa		$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(7)	10% pa		$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(7)	10% pa		$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(7)	10% pa		$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(7)	10% pa		$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(7)	10% pa		$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(7)	10% pa		$0.018	1.3283
Total Short Term Principal Amounts		E	29,005
Accrued Interest		E	10,118
Total Convertible Notes to Related Parties		E	39,123
Norwood Contingent Liability		E	236	(5)

TOTAL LOANS, NOTES,AND CONTINGENT LIABILITY		E	39,359

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

(5) Under the terms of the acquisition of Bestewil BV, as part of the consideration, the Company issued to Norwood Immunology Limited (“NIL”) a convertible redeemable note (the “Note”) in the principal amount of E2,500 with a maturity date of June 30, 2014 and bearing interest at 10% per annum. The note is secured against 1/3rd of Bestewil common stock. On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on June 30, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of  E500 of principal under the Loan Note and  E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500, (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by June 30, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. Upon payment by Mymetics of E500 of the principal under the Loan Note, the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 26.7% (5,032 shares). Upon payment by Mymetics of E1,000 of principal under the Loan Note the number of shares of Bestewil Holding B.V. pledged by Mymetics is reduced from 33% (6,290 shares) to 20% (3,774 shares). In addition, Mymetics shall issue, within twenty days of receipt of the first tranche of the investment but no later than March 31, 2014, US$325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

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

(7) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at the stated conversion price using a fixed exchange rate which are noted in the table above.

Required future payments on debt are as follows as of December 31, 2013:

2014	E	39,123
Contingent liability to Norwood (milestones and royalties)		236
	E	39,359

Note 3. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2013		2012
U.S. Federal statutory rates on loss from operations	E	2,057	E	(2,077)
Effect of foreign statutory rate differences		(228)		99
Effect of exchange rate changes		805		(212)
Expiration/disallowance of net operating loss carry forwards		566		638
Permanent differences		(2,141)		(265)
Change in valuation allowance		(1,026)		1,815
Other		15		5

Income tax provision	E	48	E	3

Deferred tax asset is composed of the following:

	2013		2012

Licenses capitalized for United States tax purposes	E	928	E	1,080
IPR&D basis difference		(770)		(615)
Stock options		145		125
Foreign tax credit carry over		193		--
Net operating loss carry forwards
United States		16,710		17,020
Switzerland		884		897
The Netherlands		--		611
Luxembourg		182		180

		18,272		19,298
Less valuation allowance for deferred tax asset		(18,272)		(19,298)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, Netherlands and Luxembourg operations. At December 31, 2013, the Company had estimated net operating loss carry forwards which expire as follows (the Luxembourg losses do not expire):

	United States		Luxembourg		Switzerland		The Netherlands

2014		--		--		--		--
2015		--		--		--		--
2016		--		--		1,367		--
2017		--		--		1,267		--
2018		570				469		--
2019-2033		48,575		--		448		--
Perpetual		--		827		--		--
	E	49,145	E	827	E	3,551	E	--

Note 4. Stock Options

2001 Qualified Incentive Stock Option Plan:
The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors.

2009 Qualified Incentive Stock Option Plan:
During the year 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. Incentive stock options were awarded on June 30, 2010, for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 2,3500,000 are vested and 1,000,000 are forfeited as of December 31, 2013. As part of the employment contract with the CFO of Mymetics, 1,000,000 employee incentive stock options were issued on July 1, 2010 with an exercise price of USD 0.19 per share, which are fully vested as of December 31, 2013.

No options were issued in the year ended December 31, 2012.

2013 Qualified Incentive Stock Option Plan:
For the year ended December 31 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company. Incentive stock options were awarded on October 4, 2013, for a total of 20,600,000 shares with an exercise price of USD 0.02 per share, of which 3,300,000 vested immediately and 1,250,000 vest in equal quantities over the next four years.

The Company recognized compensation expense related to the issued option grants of E71 and E32 for the years ended December 31, 2013 and 2012, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2013. As of December 31, 2013, a total of 17,300,000 shares of common stock with unrecognized compensation cost of E186 are unvested. The cost is expected to be recognized ratably through August 2017.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	4,742,500	$0.12 to $3.50	$0.20
Granted	--	--	--
Expired/forfeited	(1,060,000)	$0.14 to $3.50	$3.19

Outstanding, December 31, 2012	3,682,500	$0.12 to $3.50	$0.17
Granted	20,600,000	$0.02	$0.02
Exercised	(3,100,000)	$0.02	$0.02
Expired/forfeited	(332,500)	$0.12 to $3.50	$0.33

Outstanding, December 31, 2013	20,850,000	$0.02 to $3.50	$0.04	9.21	$--

Exercisable, December 31, 2013	3,550,000	$0.02 to $0.19	$0.15	6.36	$--

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock. There was no intrinsic value associated with option exercised during the year at the time of exercise.

Outstanding and exercisable options by price range as of December 31, 2013, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.14	2,350,000	6.0	$0.14	2,350,000	$0.14
$0.19	1,000,000	6.5	$0.19	1,000,000	$0.19
$0.02	17,500,000	9.8	$0.02	200,000	$0.02
$0.02 - $ 0.19	20,850,000		$0.04	3,550,000	$0.15

The fair value of the options at the grant date is determined under the Black Scholes option pricing model. The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was E0.02 per share. During the year ended December 31, 2013, the following wighted-average assumptions were used:

Estimated volatility	157.63%
Risk free interest rate	0.32%
Expected dividend rate	--
Expected life	6 years

As of December 31, 2013, the 2013 Stock Option Plan has 8,400,500 shares available for future grants of stock options.

The Company will issue new shares upon the exercise of any options.

Note 5. Commitments and Contingencies

Total rent expense per year was E117 for 2013 and E112 for 2012. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2014.

Future lease payments expected on the above office leases are as follows for the years ending December 31:

Office Rent Expected	2014		2015		2016		2017		2018

LAUSANNE	E	47	E	9	E	--	E	--	E	--
LEIDEN	E	88	E	104	E	--	E	--	E	--

TOTAL	E	135	E	113	E	--	E	--	E	--

Note 6. Acquisition of Bestewil

On April 1, 2009 Mymetics and Norwood Immunology Limited (NIL) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”) and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. The advantage of this lower conversion price for the providers of the Bridge Loan has been treated in accordance with ASC Subtopic 470-20-40. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms was recorded as an expense of E807 in September 2010.

Since the Company reduced the conversion price of the Bridge Loan to finance the acquisition from $0.80 to $0.50 in September 2010, the result is that the option allowed NIL to acquire 19,218,450 shares of common stock. Prior to this, the option allowed NIL to acquire 12,011,531 shares of common stock at $0.80 per share. The difference between the fair value calculation of the option at the original exercise price of $0.80 and the now established $0.50 per share is E484 and has been recorded as a general and administrative expense and an increase in additional paid-in capital. The fair values were calculated with Black Scholes methodology using the following assumptions:

Risk free interest rate	0.38%
Expected dividends	0%
Expected term	1.5 years
Volatility	131.92%

This option expired on April 1, 2012.

During the first quarter of year 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share future revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500 (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. In addition, Mymetics shall issue, within twenty days of receipt of the first tranche of the investment but no later than March 31, 2014, US$325 in shares of the Company’s common stock at the lower of (i) the average closing price of the last two months prior to the repayment date or (ii) the lowest conversion price for any Mymetics shareholder loan that has been converted two months prior or two months after such repayment or (iii) Investor Price.

Note 7. Fair Value Measurements

As of December 31, 2013, the Company held a liability for acquisition-related contingent consideration that is required to be measured at fair value on a recurring basis.

The Company’s acquisition-related contingent consideration is measured at fair value on a recurring basis using Level 3 inputs.

The following table presents changes to the Company’s acquisition-related contingent consideration for the years ended December 31, 2013 and 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	2013			2012

Balance at January 1	E	6,533	E	5,753
Change in fair value		(6,297)		780
Balance at December 31	E	236	E	6,533

The fair value recorded as of December 31, 2012 was determined based on a projection period ending in 2023, which corresponds to the lifetime of the underlying patents.

Note 8. Subsequent Events

Due to the halt of operations and restructuring of Pevion Biotech during mid 2013, Mymetics has negotiated an agreed on January 9, 2014 with Pevion Biotech for the termination of both agreements and Mymetics retained knowledge, rights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 28, 2014

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 28, 2014

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 28, 2014

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 28, 2014

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 28, 2014

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 28, 2014

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 28, 2014

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 28, 2014