Form 10-Q
period 2014-03-31
MYMETICS CORP
filed 2014-05-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2014
Common Stock, $0.01 par value	303,757,627

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	March 31,		December 31,
	2014		2013

ASSETS
Current Assets
Cash	E	1,667	E	297
Receivable other		305		3,712
Prepaid expenses		101		57
Total current assets		2,073		4,066

Property and equipment, net of accumulated depreciation of E274 at March 31, 2014 and E281 at December 31, 2013		114		117
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,124	E	13,120

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	657	E	858
Acquisition-related contingent consideration		236		236
Current portion of convertible notes payable to related parties		38,227		39,123
Total current liabilities		39,120		40,217

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 850,000,000 shares authorized; issued 298,418,813 at March 31, 2014 and at December 31, 2013		2,491		2,491
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		33,904		33,876
Deficit accumulated during the development stage		(65,074)		(64,165)
Accumulated other comprehensive income		683		701
		(27,996)		(27,097)
	E	11,124	E	13,120

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended		For The Three Months Ended		Accumulated During Development Stage as of
	March 31, 2014		March 31, 2013		March 31, 2014
Revenue
Sales	E	--	E	--	E	660
License fees		--		--		4,381
Research and development support		527		--		527
Interest		--		--		47
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		107
		527		--		6,565
Expenses
Research and development		369		214		27,734
General and administrative		382		320		25,968
Bank fee		1		1		948
Induced conversion cost		--		--		807
Interest		678		622		15,201
Change in the fair value of acquisition-related contingent consideration		--		(6,279)		(3,314)
Goodwill impairment		--		--		209
Depreciation		7		4		833
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		5		5		401
Other		(18)		54		72
		1,424		(5,059)		71,553
Loss before income tax provision		(897)		5,059		(64,988)
Income tax provision		(12)		(4)		(86)
Net income (loss)		(909)		5,055		(65,074)
Other comprehensive income (loss)
Foreign currency translation adjustment		(18)		(3)		683
Comprehensive income (loss)	E	(927)	E	5,052	E	(64,391)

Basic earnings per share	E	0.00	E	0.02
Diluted earnings per share	E	0.00	E	0.01

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended		For The Three Months Ended		Accumulated During Development Stage as of
	March 31, 2014		March 31, 2013		March 31, 2014
Cash Flow from Operating Activities
Net income (loss)	E	(909)	E	5,055	E	(65,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		--		(6,279)		(3,314)
Depreciation		7		4		833
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		--		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		28		1		455
Amortization of debt discount		--		--		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities
Receivables		3,407		(5)		(235)
Accounts payable		(201)		(128)		1,238
Other		(44)		--		(56)
Net cash provided by (used in) operating activities		2,288		(1,352)		(55,766)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		(4)		(58)		(394)
Acquisition of subsidiary		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash provided by (used in) investing activities		(4)		(58)		(5,579)
Cash Flows from Financing Activities
Proceed from exercise of common stock options		--		--		45
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		642		1,304		53,991
Decrease in notes payable and other short-term advances		(1,538)		--		(4,179)
Loan fees		--				(130)
Net cash used in financing activities		(896)		1,304		62,329
Effect on foreign exchange rate on cash		(18)		(3)		683
Net change in cash		1,370		(109)		1,667
Cash, beginning of period		297		286		--
Cash, end of period	E	1,667	E	177	E	1,667

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	76	E	63

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)
Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2014 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts to date have been concentrated in the prevention and treatment of the Respiratory Syncytial Virus (RSV), the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and increased the pipeline of vaccines under development to include (i) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage (ii) Herpes Simplex which is at the pre-clinical stage, and (iii) intra-nasal influenza which has finished a clinical trial Phase I.

  These financial statements have been prepared treating the Company as a development stage company. As of March 31, 2014, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E65,074 at March 31, 2014. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E37,047 as of March 31, 2014, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the RSV technology license and the research and development services including participation on the Joint Collaboration and Steering Committee (JCSC). The Company has determined that the RSV technology license does have standalone value from the research services. As a result, the research services are considered a separate unit of accounting. The estimated selling prices for these units of accounting were determined based on market conditions and entity-specific factors such as the terms of the collaborators’ previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s RSV technology, the Company’s pricing practices and pricing objectives, and the nature of the research services to be performed for RSV Corporation and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. The Company recognized license revenue when the exclusive license was delivered pursuant to the terms of the agreement which was upon execution of the agreement. The Company does not control when RSV Corporation will reach certain development and commercialization’s milestones related to the RSV technology. As a result, the Company cannot predict when or if it will recognize the related milestone and royalty revenue. The Company will recognize research services revenue as the related services are delivered.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2014 or 2013. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2013 and 2012 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of March 31, 2014, management believes there are no indications of impairment.

CONTINGENT CONSIDERATION

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the agreement, which was last amended on February 3, 2014, the Company settled the contingent consideration liability with issuance of 5,338,809 shares of common stock in April 2014.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2014 or at December 31, 2013.  The Company’s United States tax returns are open to audit for the years ended December 31, 2009 to 2013. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2013. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2009 to 2013. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2013.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended March 31, 2014, options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2014, the basic weighted average number of shares was 298,418,813. The total potential number of shares issuable of 482,820,942 at March 31, 2014 includes 456,632,133 potential issuable shares related to convertible loans, 5,338,809 issuable shares to Norwood related to the contingent liability, and 20,850,000 potential issuable shares related to outstanding stock options granted to employees.

For the three months ended March 31, 2013, the basic weighted average number of shares was 295,318,813. The total potential number of shares issuable of 123,808,700 at March 31, 2014 includes 87,490,712 potential issuable shares related to convertible loans, 32,684,488 potential issuable shares related to warrants, and 3,633,500 potential issuable shares related to outstanding not expired options granted to employees. Only 13,915,309 shares related to convertible loans have been included in the weighted average number of dilutive shares as the effect of the remaining dilutive securities would be anti-dilutive.  For the three months ended March 31, 2012, the weighted average number of shares was 286,834,649. For the same period, the total potential number of shares issuable of 145,545,352 includes 89,634,402 potential issuable shares related to convertible loans, 51,218,450 potential issuable shares related to warrants and 4,692,500 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2014.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2014 or in the three months ended March 31, 2013.

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

Mymetics did not grant any stock options to employees during the three month period ending March 31, 2014.

Stock compensation expense amounted to E28 and E1 during the three months periods ended March 31, 2014 and 2013, respectively, and is included in the statement of operations within general and administrative expenses.

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

CONCENTRATIONS

The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd., a Swiss company that granted Mymetics exclusive licenses to use their virosome vaccine delivery technology in conjunction with the Company’s AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech was committed to supply the actual Virosomes and perform their integration with the Company’s antigens, which requires proprietary know-how, at Pevion’s premises.  The agreement included specific mechanisms to mitigate the risk of losing a key component of Mymetics’ vaccines should Pevion become unable to meet its commitment.

During the year ended December 31, 2013, Pevion initiated a process of winding down and communicated their inability to continue to supply the virosomes needed for the HIV and malaria vaccines. Mymetics has taken the necessary steps to ensure the continuing supply of virosomes needed for the HIV and malaria vaccines. Mymetics terminated its agreements with Pevion Biotech in January 2014. Operations between Pevion Biotech and Mymetics had substantially ceased in 2013. Mymetics retained knowledge, rights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

In 2013, the Company derived all licensing revenue from its relationship with one collaborative partner. Furthermore, that same collaborative partner accounted for 98% of the receivables balance at December 31, 2013 and 80% of the receivables balance at March 31, 2014.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors. All of the research and development support employed in 2014 is from the same collaborative partner. The Company incurred professional fees to the counsel's law firm totaling E23 and E86 for the period of three months ending March 31, 2014 and 2013, respectively.

COMMITMENTS

As per an agreement signed on December 22, 2008, PX Therapeutics has granted the license rights of the general know-how of Gp41 manufacturing technology to Mymetics for five years. During this period, the Company paid to PX Therapeutics an annual fee of E200 until the expiration date of December 23, 2013. As of March 31, 2014, an amount of E100 is still due to PX Therapeutics.

NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at March 31, 2014 and December 31, 2013.

Note 3. Acquisition-Related Contingent Consideration

On April 1, 2009 Mymetics and Norwood Immunology Limited (NIL) closed the acquisition of Bestewil Holding B.V. (“Bestewil”) from its parent, NIL, under a Share Purchase Agreement pursuant to which Mymetics agreed to purchase all issued and outstanding shares of capital stock (the “Bestewil Shares”) of Bestewil from its parent, NIL, and all issued and outstanding shares of capital stock of Virosome Biologicals B.V. which were held by Bestewil. Mymetics paid NIL E5,000 (the “Cash Consideration”) raised from bridge financing (the “Bridge Loan”) and issued to NIL a convertible redeemable note (the “Note”) in the principal amount of E2,500 due 36 months after the closing date, bearing interest at 5% per annum, convertible into shares of the Company’s common stock at a conversion rate of $0.50 (“the Conversion Price” since September 2010) and secured by the Company’s pledge of 1/3rd of the Bestewil Shares. The reduction of the Conversion price from $0.80 to $0.50 in September 2010 did not result in an extinguishment and reissuance of the note, nor did it result in a material adjustment in the consolidated financial statements. In addition, Mymetics granted NIL an option to acquire shares of Mymetics common stock equal to the result obtained by dividing $9,609 by the Conversion Price. As part of the Share Purchase Agreement, if Mymetics had issued shares of capital stock in connection with a financing to repay the Bridge Loan that had more favorable financial rights and preferences than the original conversion price or other terms, NIL had the right, at its election, to acquire those shares at the better terms. The difference in the fair value of the shares issuable based on the terms of the original conversion price and the fair value of the shares actually issued based on the inducement terms was recorded as an expense of E807 during 2010.

On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share future revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500 (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. The Company fully repaid the note and accrued interest during the three months ended March 31, 2014.

The following table presents changes to the Company’s acquisition-related contingent consideration for the periods ending March 31, 2014 and 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	March 31, 2014		March 31, 2013

Balance at January 1	E	236		6,533
Change in fair value		--		(6,279)
Balance at March 31	E	236	E	254

During the three month period ending March 31, 2013, the fair value of the acquisition-related contingent consideration has been fully adjusted down based on amendment to the Share Purchase Agreement, and settled with issuance of shares for a total of $325 in April 2014. Despite the fact that this new liability is significant less, it is not dependent on future revenue and will not be paid in cash.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E38,227 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2014:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	138	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	873	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	218	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,506
Accrued Interest		E	10,721
Total Convertible Notes to Related Parties		E	38,227
Norwood Contingent Liability		E	236
TOTAL LOANS, NOTES AND CONTINGENT LIABILITES		E	38,463

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

(5) The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

(6) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price is determined by reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than $20,000.

Note 5. Equity Financing

The Company is in discussions with certain potential investors and lenders to obtain financing and meet the Company’s expenses during the next six months and beyond.

Note 6. Subsequent Events

On April 1, 2014, the Company issued 5,338,809 shares of common stock to Norwood Immunology Ltd (NIL) as per agreement and thereby eliminated the remaining contingent consideration liability.

On April 3, 2014, the Board of directors approved the liquidation of Mymetics Luxembourg the end of June 2014, as this entity had no operating activities since its incorporation in November 2001. The liquidation of Mymetics Luxembourg will not have a material impact on the Company’s continuing financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2014 and 2013 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2013 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2013 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2013.

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Revenue was E527 for the three months ended March 31, 2014, related to the research and development provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013. There was no revenue recognized for the three months ended March 31, 2013.

Costs and expenses increased to E1,424 for the three months ended March 31, 2014 from (E5,059) (128.1%) for the three months ended March 31, 2013, mainly due to the positive impact from the write off of the acquisition-related contingent consideration of (E6,279) during the three months ended March 31, 2013.

Research and development expenses increased to E369 in the current period from E214 (72.4%) in the comparative period of 2013. The increase of R&D is mainly due to the RSV vaccine project, which requires additional resources and consulting costs.

General and administrative expenses increased to E382 in the three months ended March 31, 2014 from E320 (19.4%) in the comparative period of 2013. This is mainly due to stock option and bonus rewards.

Interest expense increased to E678 for the three months ended March 31, 2014 from E622 for the three months ended March 31, 2013 related to existing loans from third party investors.

As per the amendment of the Norwood Immunology (“NIL”) contract signed on March 25, 2013 and subsequent amendment signed on February 3, 2014, the Company has paid back the remaining part of the loan with NIL and the accrued interest. On March 31, 2014 the contingent consideration liability of E236 is recorded. In April 2014, Mymetics issued NIL 5,338,809 shares of Mymetics common stock, thereby eliminating completely the contingent consideration liability.

The Company reported a net loss of (E908), or (E0.00) earnings per share, for the three months ended March 31, 2014, compared to a net income of E5,055, or (E0.01) diluted earnings per share, for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,667 at March 31, 2014 compared to E297 at December 31, 2013.

On December 27, 2013, Mymetics has entered in to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) to license Bestewil Holding BV, a 100% subsidiary of Mymetics’ Corporation virosome technology related to developing, commercializing respiratory syncytial virus (RSV) virosome vaccines for the purpose of development and eventual commercialization, which will generate revenue to support the running cost of Bestewil Holding BV.

As of March 31, 2014, we had an accumulated deficit of approximately E65 million, and had net loss of E908 in the three month period ending on that date. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies, mainly because of the accrual of interest payable on existing loans.

Net cash provided in operating activities was E2,288 for the three month period ended March 31, 2014, due to the decrease in receivables after having received the upfront cash payment related to the LCA, compared to net cash used of (E1,352) for the period ended March 31, 2013.

Investing activities used cash of (E4) during the three months ended March 31, 2014, compared to (E58) for the comparable period in 2013, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the three months ended March 31, 2014 of cash used is (E896), mainly due to the repayment of the NIL loan and accumulated interests of E1,538 and accrued interests on shareholder loans of E642, compared to E1,304 of cash provided for the three months ended March 31, 2013.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E51 per month.

In addition, our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, four full-time assistants and one part-time assistant.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of RSV vaccine as per the LCA with RSVC. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. In parallel we are seeking partnerships and grant funding for our HIV and Malaria vaccines.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E3,000 in the year ending December 31, 2014. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E10,721 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

RECENT FINANCING ACTIVITIES

During the three month period ending March 31, 2014, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV.

We have filed or are in the process of filing several new grant applications with U.S. institutions in relation to our HIV and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue the development for RSV, malaria and HIV vaccine and start to develop new vaccine candidates on our proprietary virosome vaccine technology in 2014. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

We do anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next six months. However, we will need additional proceeds from additional equity investments such as private placements under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

With the out-licensing and collaboration agreement for our RSV vaccine candidate, we are generating some revenue, but this is not covering the cost of all our operations. We are unable to predict when or if we will be able to generate more revenues from licensing our technology or the amounts expected from such activities. These new revenue streams may be generated by us or in conjunction with collaborative partners or third party licensing arrangements, and may include provisions for one-time, lump sum payments in addition to ongoing royalty payments or other revenue sharing arrangements. However, we presently have no commitments for any such payments.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2014.

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

MYMETICS CORPORATION

Dated: May 14, 2014	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer