Form 10-Q
period 2014-06-30
MYMETICS CORP
filed 2014-08-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2014
Common Stock, $0.01 par value	303,757,622

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	June 30,		December 31,
	2014		2013
ASSETS
Current Assets
Cash	E	1,338	E	297
Receivable other		280		3,712
Prepaid expenses		101		57
Total current assets		1,719		4,066

Property and equipment, net of accumulated depreciation of E278 at June 30, 2014 and E281 at December 31, 2013		114		117
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	10,770	E	13,120

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	452	E	858
Acquisition-related contingent consideration		--		236
Current portion of convertible notes payable to related parties		38,872		39,123
Total current liabilities		39,324		40,217

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 850,000,000 shares authorized; issued 303,757,622 at June 30, 2014 and 298,418,813 at December 31, 2013		2,529		2,491
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,130		33,876
Deficit accumulated during the development stage		(65,887)		(64,165)
Accumulated other comprehensive income		674		701
		(28,554)		(27,097)
	E	10,770	E	13,120

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended		For The Three Months Ended		Accumulated During Development Stage as of
	June 30, 2014		June 30, 2013		June 30, 2014
Revenue
Sales	E	--	E	--	E	660
License fees		--		--		4,381
Research and development support		515		--		1,042
Interest		--		--		47
Gain on extinguishment of debt		--		--		774
Gain on sales of equipment		--		--		69
Government grants		--		--		107
		515		--		7,080
Expenses
Research and development		372		34		28,106
General and administrative		292		424		26,260
Bank fee		1		1		949
Induced conversion cost		--		--		807
Interest		634		655		15,835
Change in the fair value of acquisition-related contingent consideration		--		(4)		(3,314)
Goodwill impairment		--		--		209
Depreciation		9		5		842
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Directors' fees		5		5		406
Other		3		6		75
		1,316		1,126		72,869
Loss before income tax provision		(801)		(1,126)		(65,789)
Income tax provision		(12)		(3)		(98)
Net income (loss)		(813)		(1,129)		(65,887)
Other comprehensive income (loss)
Foreign currency translation adjustment		(9)		34		674
Comprehensive income (loss)	E	(822)	E	(1,095)	E	(65,213)

Basic earnings per share	E	(0.00)	E	(0.00)
Diluted earnings per share	E	(0.00)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Six Months Ended		For The Six Months Ended
	June 30, 2014		June 30, 2013

Revenue
Sales	E	--	E	--
License fees		--		--
Research and development support		1,042		--
Interest		--		--
Gain on extinguishment of debt		--		--
Gain on sales of equipment		--		--
Government grants		--		--
		1,042		--
Expenses
Research and development		741		248
General and administrative		674		744
Bank fee		2		2
Induced conversion cost		--		--
Interest		1,312		1,277
Change in the fair value of acquisition-related contingent consideration		--		(6,283)
Goodwill impairment		--		--
Depreciation		16		9
Amortization of intangibles		--		--
Impairment of license contract		--		--
Directors' fees		10		10
Other		(15)		60
		2,740		(3,933)
Loss before income tax provision		(1,698)		3,933
Income tax provision		(24)		(7)
Net income (loss)		(1,722)		3,926
Other comprehensive income (loss)
Foreign currency translation adjustment		(27)		31
Comprehensive income (loss)	E	(1,749)	E	3,957

Basic and diluted income (loss) per share	E	(0.01)	E	0.01

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended		For The Six Months Ended		Accumulated During Development Stage as of
	June 30, 2014		June 30, 2013		June 30, 2014

Cash Flow from Operating Activities
Net income (loss)	E	(1,722)	E	3,926	E	(65,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		--		(6,283)		(3,314)
Depreciation		16		9		842
Amortization of intangibles		--		--		481
Impairment of license contract		--		--		2,213
Goodwill impairment		--		--		209
Fees paid in warrants		--		--		223
Gain on sales of equipment		--		--		(69)
Gain on extinguishment of debt		--		--		(774)
Services and fee paid in common stock		--		--		5,403
Stock compensation expense – options		56		3		483
Amortization of debt discount		--		--		1,410
Induced conversion cost		--		--		807
Warrant modification cost		--		--		484
Changes in operating assets and liabilities
Receivables		3,432		8		(210)
Accounts payable		(406)		(512)		1,033
Other		(44)		3		(56)
Net cash provided by (used in) operating activities		1,332		(2,846)		(56,722)
Cash Flows from Investing Activities
Patents and other		--		--		(393)
Proceeds from sale of equipment		--		--		137
Purchase of property and equipment		(13)		(58)		(403)
Acquisition of subsidiary		--		--		(4,942)
Cash acquired in reverse purchase		--		--		13
Net cash provided by (used in) investing activities		(13)		(58)		(5,588)
Cash Flows from Financing Activities
Proceed from exercise of common stock options		--		--		45
Proceeds from issuance of common stock		--		--		11,630
Borrowing from shareholders		--		--		972
Increase in notes payable and other short-term advances		1,287		3,898		54,636
Decrease in notes payable and other short-term advances		(1,538)		(1,101)		(4,179)
Loan fees		--				(130)
Net cash used in financing activities		(251)		2,797		62,974
Effect on foreign exchange rate on cash		(27)		31		674
Net change in cash		1,041		(76)		1,338
Cash, beginning of period		297		286		--
Cash, end of period	E	1,338	E	210	E	1,338

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	76	E	101

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2014 were of a normal and recurring nature.

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

These financial statements have been prepared treating the Company as a development stage company. As of June 30, 2014, the Company is in the initial stages of clinical testing and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. For the purpose of these financial statements, the development stage started May 2, 1990.

These financial statements have also been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in a deficit accumulated during the development stage of E65,887 at June 30, 2014. Deficits in operating cash flows since inception have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding. Further, the Company’s current liabilities exceed its current assets by E37,605 as of June 30, 2014, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Generally, exclusive license agreements contain non-refundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) provide research services which are reimbursed at a contractually determined rate which includes margin for the Company, (ii) participate in a joint steering committee to monitor the progress of the research and development which will be reimbursed at a contractually determined rate which includes margin for the Company, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments at the time of commercialization until the later of expiration of the last to expire valid patent rights or 10 years after the first commercial sale. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2014 or December 31, 2013. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2014 and 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of June 30, 2014, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2014 or at December 31, 2013.  The Company’s United States tax returns are open to audit for the years ended December 31, 2009 to 2013. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2013. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2009 to 2013. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2013.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the three and six months ended June 30, 2014, options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and six months ended June 30, 2014, the weighted average number of shares was 303,112,271, and 300,778,508, respectively. The weighted total potential number of shares issuable of 486,606,984 includes 465,756,984 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three and six months ended June 30, 2013, the weighted average number of shares was 295,318,813, respectively. The weighted total potential number of shares issuable of 447,934,383 includes 399,418,541 potential issuable shares related to convertible loans, 44,940,842 potential issuable shares related to warrants, and 3,575,000 potential issuable shares related to outstanding not expired options granted to employees. For the six months ending June 30, 2013, there were no potentially issuable shares included in the diluted earnings calculation as the conversion or exercise price per shares of these instruments were all out-of-the money.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2014.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2014 or in the six months ended June 30, 2013.

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

Mymetics did not grant any stock options to employees during the six month period ending June 30, 2014.

Stock compensation expense amounted to E28 and E2 during the three months periods ended June 30, 2014 and 2013, respectively,  and E56 and E3 during the six months periods ended June 30, 2014 and 2013, respectively, which is included in the statement of operations within general and administrative expenses.

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

In 2013 and 2014, the Company derived all licensing revenue from its relationship with one collaborative partner, RSV Corporation. All of the research and development support employed in 2014 is from the same collaborative partner. Furthermore, that same collaborative partner accounted for 98% of the receivables balance at December 31, 2013 and 80% of the receivables balance at June 30, 2014.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel's law firm totaling E10 and E25 for the period of three and six months ending June 30, 2014 and E23 and E86 for three and six months ending June 30, 2013, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities", from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation,” for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2014-10 on the presentation of its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods:

(i)	retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or

(ii)	retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.

Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements.

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at June 30, 2014 and December 31, 2013.

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

On March 28, 2013, Mymetics agreed with Norwood Immunology Ltd (NIL) to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share future revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500 (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. The Company fully repaid the note and accrued interest during the six months ended June 30, 2014.

The following table presents changes to the Company’s acquisition-related contingent consideration for the periods ending June 30, 2014 and 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	June 30, 2014		June 30, 2013

Balance at January 1	E	236	E	6,533
Settlement of liability	E	(236)		--
Change in fair value		--		(6,283)
Balance at June 30	E	--	E	250

During the six month period ending June 30, 2013, the fair value of the acquisition-related contingent consideration has been fully adjusted down based on amendment to the Share Purchase Agreement, and settled with issuance of shares for a total of $325 in April 2014.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E38,872 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at June 30, 2014:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	139	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	879	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	220	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,515
Accrued Interest		E	11,357
TOTAL LOANS AND NOTES TO RELATED PARTIES		E	38,872

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

Note 5. Equity Financing

The Company is in discussions with certain potential investors and lenders to obtain financing and meet the Company’s expenses during fiscal year 2015 and beyond.

Note 6. Subsequent Events

On July 16, 2014, Mymetics SA entered into a Master Services Agreement with Imugene Limited, under which Mymetics SA will be the exclusive producer of Imugene's HER2/neu cancer vaccine product (the "Cancer Vaccine Product"), based on the peptides they will supply Mymetics. Imugene intends to use the Cancer Vaccine Product in a combined Phase I and Phase II trial in the Eastern European Union. Under the terms of the MSA Mymetics shall receive as compensation an option to acquire 2.5 million shares of Imugene common stock at an exercise price of AUD 0.025, milestone payments of up to CHF 2.5 million and royalties on net sales of the Cancer Vaccine Product worldwide. Mymetics can terminate the MSA at any time for convenience but Imugene can terminate the MSA only after the Phase II clinical trial for convenience. Termination after the Phase II clinical trial will reduce certain milestone payments to Mymetics under the MSA.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2014 and 2013 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2013 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2013 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2014.

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Revenue was E515 for the three months ended June 30, 2014, related to the research and development provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013. There was no revenue recognized for the three months ended June 30, 2013.

Costs and expenses increased to E1,316 for the three months ended June 30, 2014 from E1,126 (16.9%) for the three months ended June 30, 2013, Mainly due to reversal of scientific cost provision, increase in scientific resources and consulting cost related to the RSV project during the three months ended June 30, 2014 and legal indemnity cost paid during the three months ended June 30, 2013.

Research and development expenses increased to E372 in the current period from E34 (994.1%) in the comparative period of 2013. The increase of R&D is mainly due to reversal of scientific cost provision and increase in scientific resources and consulting cost related to the RSV project incurred during the three months ended June 30, 2014.

General and administrative expenses decreased to E292 in the three months ended June 30, 2014 from E424 (-31.1%) in the comparative period of 2013. Mainly due legal indemnity cost paid during the three months ended June 30, 2013.

Interest expense decreased to E634 for the three months ended June 30, 2014 from E655 for the three months ended June 30, 2013. This is mainly due to interests of E50 incurred during the three months ended June 30, 2013 related to the Norwood Immunology loan of E1,500, which has been settled on March 31th, 2014.

The Company reported a net loss of (E813), or (E0.00) earnings per share, for the three months ended June 30, 2014, compared to a net loss of (E1,129), or (E0.00) diluted earnings per share, for the three months ended June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Revenue was E1,042 for the six months ended June 30, 2014, related to the research and development provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013. There was no revenue recognized for the six months ended June 30, 2013.

Costs and expenses increased to E2,740 for the six months ended June 30, 2014 from (E3,933) (-169.7%) for the six months ended June 30, 2013, mainly due to the E6,283 write off of the acquisition-related contingent consideration in the period ending June 30, 2013.

Research and development expenses increased to E741 in the current period from E248 (198.8%) in the comparative period of 2013. The increase of R&D is mainly due to the RSV vaccine project, which requires additional resources and consulting costs, and the reversal of scientific cost provision in the six months ended June 30, 2013.

General and administrative expenses decreased to E674 in the six months ended June 30, 2014 from E744 (-9.4%) in the comparative period of 2013. This is mainly due to legal indemnity paid, increase in related legal cost incurred in the six months ended June 30, 2013 and legal cost provision reversal in the six months ended June 30, 2014.

Interest expense increased to E1,312 for the six months ended June 30, 2014 from E1,277 for the six months ended June 30, 2013 . This is mainly due to interests of E113 incurred during the six months ended June 30, 2013 and related to the Norwood Immunology loan of E1,500, which has been settled on March 31th, 2014.

As per the amendment of the Norwood Immunology (“NIL”) contract signed on March 25, 2013 and subsequent amendment signed on February 3, 2014, the Company has paid back the remaining part of the loan with NIL and the accrued interest. In April 2014, Mymetics issued NIL 5,338,809 shares of Mymetics common stock, thereby eliminating completely the contingent consideration liability.

The Company reported a net loss of (E1,722), or (E0.00) earnings per share, for the six months ended June 30, 2014, compared to a net income of E3,926, or E0.01 earnings per share, for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,338 at June 30, 2014 compared to E297 at December 31, 2013.

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

As of June 30, 2014, we had an accumulated deficit of approximately E66 million, and had net loss of E1,722 in the six month period ending on that date. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash provided in operating activities was E1,332 for the six month period ended June 30, 2014, due to the decrease in receivables after having received the upfront cash payment related to the LCA, compared to net cash used of (E2,846) for the period ended June 30, 2013.

Investing activities used cash of (E13) during the six months ended June 30, 2014, compared to (E58) for the comparable period in 2013, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the six months ended June 30, 2014 of cash used is (E251), mainly due to the repayment of the NIL loan and accumulated interests of E1,538 and accrued interests on shareholder loans of E1,287, compared to E2,797 of cash provided for the six months ended June 30, 2013.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E51 per month.

In addition, our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, six full-time assistants and one part-time assistant.

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

We anticipate that our normal operations will require approximately E1,000 in the year ending December 31, 2014. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E11,357 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

RECENT FINANCING ACTIVITIES

During the six month period ending June 30, 2014, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV IP and the delivery of R&D services.

We have filed or are in the process of filing several new grant applications with U.S. institutions in relation to our HIV and malaria vaccines and our virosome technology.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended June 30, 2014.

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

MYMETICS CORPORATION

Dated: August 14, 2014	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer