Form 10-Q
period 2014-09-30
MYMETICS CORP
filed 2014-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2014
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	September 30,		December 31,
	2014		2013
			(audited)
ASSETS
Current Assets
Cash	E	1,343	E	297
Receivable other		311		3,712
Prepaid expenses		68		57
Total current assets		1,722		4,066

Property and equipment, net of accumulated depreciation of E311 at September 30, 2014 and E287 at December 31, 2013		109		117
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	10,768	E	13,120

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	539	E	858
Acquisition-related contingent consideration		--		236
Current portion of convertible notes payable to related parties		39,642		39,123
Total current liabilities		40,181		40,217

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 850,000,000 shares authorized; issued 303,757,622 at September 30, 2014 and 298,418,813 at December 31, 2013		2,529		2,491
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or Outstanding		--		--
Additional paid-in capital		34,155		33,876
Accumulated deficit		(66,742)		(64,165)
Accumulated other comprehensive income		645		701
		(29,413)		(27,097)
	E	10,768	E	13,120

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2014		2013		2014		2013

Revenue
Sales	E	--	E	165	E	--	E	165
Research and development support		635		--		1,677		--
Government grants		--		(3)		--		(3)
		635		162		1,677		162
Expenses
Research and development		396		(89)		1,137		159
General and administrative		369		197		1,043		941
Bank fee		--		1		2		3
Interest		642		674		1,954		1,951
Change in the fair value of acquisition-
related contingent consideration		--		(9)		--		(6,292)
Depreciation		8		5		24		15
Directors' fees		5		5		15		15
Other		68		(55)		53		5
		1,488		729		4,228		(3,204)
Income (loss) before income tax provision		(853)		(567)		(2,551)		3,366
Income tax provision		(2)		(4)		(26)		(11)
Net income (loss)		(855)		(571)		(2,577)		3,355
Other comprehensive income (loss)
Foreign currency translation adjustment		(29)		(3)		(56)		28
Comprehensive income (loss)	E	(884)	E	(574)	E	(2,633)	E	3,383

Basic and diluted net income (loss) per share	E	(0.00)	E	(0.02)	E	(0.01)	E	0.01

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine Months Ended September 30,
	2014		2013

Cash Flow from Operating Activities
Net income (loss)	E	(2,577)	E	3,355
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in the fair value of acquisition-related contingent consideration		--		(6,292)
Depreciation		24		14
Stock compensation expense – options		81		3
Changes in operating assets and liabilities
Receivables		3,401		4
Accounts payable		(319)		(868)
Other		(11)		589
Net cash provided by (used in) operating activities		599		(3,195)
Cash Flows from Investing Activities
Purchase of property and equipment		(16)		(77)
Net cash provided by (used in) investing activities		(16)		(77)
Cash Flows from Financing Activities
Increase in notes payable and other short-term advances		2,057		4,912
Decrease in notes payable and other short-term advances		(1,538)		(1,151)
Net cash used in financing activities		519		3,761
Effect on foreign exchange rate on cash		(56)		28
Net change in cash		1,046		517
Cash, beginning of period		297		286
Cash, end of period	E	1,343	E	803

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	76	E	--

Supplemental Disclosure of Non-cash Financing Activities:
Issuance of 5,338,809 shares of common stock to settle acquisition-Related contingent consideration	E	236	E	--

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending September 30, 2014 were of a normal and recurring nature.

Mymetics Corporation (and its subsidiaries) is an early stage biotechnology company focused on the research and development of vaccines for infectious diseases. Mymetics’ core technology and expertise are in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens. The Company’s vaccines are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine. Its main research efforts to date have been concentrated in the prevention and treatment of the Respiratory Syncytial Virus (RSV), the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Mymetics currently has five vaccines in its pipeline: HIV-1/AIDS, intra nasal Influenza, Malaria, Herpes Simplex Virus and the RSV vaccine (out licensed to ClearPath – Astellas). The Company’s intranasal Influenza vaccine and the HIV-1 vaccine have successfully completed Phase I clinical trials in healthy human volunteers. A Phase 1b clinical trial for its Malaria vaccine on children in Tanzania has been completed, while the HSV vaccine candidate is in the preclinical phase.

As of September 30, 2014, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These financial statements have been prepared assuming the Company will continue as a going concern. Deficits in operating cash flows have been financed through debt and equity funding sources. In order to remain a going concern and continue the Company's research and development activities, management intends to seek additional funding either through collaboration agreements or direct investments. Further, the Company’s current liabilities exceed its current assets by E38,459 as of September 30, 2014, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts.

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

Fixed price contracts and research and collaboration agreements

When the performance under a fixed price contract can be reasonably estimated, revenue for such a contract is recognized under the proportional performance method and earned in proportion to the contract costs incurred in performance of the work as compared to total estimated contract costs. Costs incurred under fixed price contracts represent a reasonable measurement of proportional performance of the work. Direct costs incurred under collaborative research and development agreements are recorded as research and development expenses. If the performance under a fixed price contract cannot be reasonably estimated, the Company recognizes the revenue on a straight-line basis over the contract term.

IMUGENE Limited

In July 2014, the Company entered into a master service agreement with Imugene Limited. The agreement provides the terms and conditions upon which Imugene Limited may engage the Company to provide services to produce specific virosomes based HER2/neu positive cancer vaccines by executing individual Work Orders with fixed price agreements. In consideration for the exclusive supply rights granted by the Company to Imugene, the Company received options to purchase 2.5 million common shares of Imugene with an exercise price of AUD 0.025 per share with an exercise period of 5 years, and is entitled to receive milestone payments potentially totaling CHF 2.8 million (None due yet) plus royalties on product sales, if any. The value of the options received is insignificant and has not been recorded as of September 30, 2014. The Company also is entitled to receive payments for research and development activities performed on behalf of Imugene.

TEXAS BIOMEDICAL RESEARCH INSTITUTE

In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates foundation with the objective to confirm previous results obtained in non human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non human primate studies and in Phase I clinical settings. The value of the options received is insignificant, and has not been recorded as of September 30, 2014. The Company will produce and transfer to Texas Biomedical Research Institute the original material using the Company’s background IP. The Company will recognize revenue under the proportional performance method.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2014 or December 31, 2013. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.

IN-PROCESS RESEARCH AND DEVELOPMENT

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the periods prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.

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

The Company has conducted its impairment testing as of April 1, of 2014 and 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of September 30, 2014, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2014 or at December 31, 2013.  The Company’s United States tax returns are open to audit for the years ended December 31, 2009 to 2013. The returns for the Luxembourg subsidiary LUXEMBOURG 6543 S.A., are open to audit for the year ended December 31, 2013. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2009 to 2013. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2013.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended September 30, 2013, options, warrants and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to net losses incurred. For the nine months period ending September 30, 2013, there were no potential issuable shares included in the diluted earnings per share calculation as the conversion price of those instruments were all out-of-the-money. For the three and nine months ended September 30, 2014, options, warrants and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and nine months ended September 30, 2014, the weighted average number of shares was 303,757,622, and 301,782,458, respectively. The weighted total potential number of shares issuable of 495,832,109 includes 474,982,109 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three and nine months ended September 30, 2013, the weighted average number of shares was 295,318,813. For the same periods, the total potential number of shares issuable of 441,680,054 includes 438,330,054 potential issuable shares related to convertible loans and 3,350,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2014.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2014 or in the nine months ended September 30, 2013.

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

The Company did not grant any stock options to employees during the nine month period ending September 30, 2014.

Stock compensation expense amounted to E28 and NIL during the three months periods ended September 30, 2014 and 2013, respectively, and E81 and E3 during the nine months periods ended September 30, 2014 and 2013, respectively, which is included in the statement of operations within general and administrative expenses.

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

FAIR VALUE MEASUREMENTS

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level  1: Quoted prices in active markets for identical assets or liabilities.

Level  2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level  3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

CONCENTRATIONS

The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd.(“Pevion”), a Swiss company that granted Mymetics exclusive licenses to use their virosome vaccine delivery technology in conjunction with the Company’s AIDS and malaria preventive vaccines under development. Under this agreement, Pevion was committed to supply the actual Virosomes and perform their integration with the Company’s antigens, which requires proprietary know-how, at Pevion’s premises.  The agreement included specific mechanisms to mitigate the risk of losing a key component of Mymetics’ vaccines should Pevion become unable to meet its commitment.

During the year ended December 31, 2013, Pevion initiated a process of winding down and communicated their inability to continue to supply the virosomes needed for the HIV and malaria vaccines. Mymetics has taken the necessary steps to ensure the continuing supply of virosomes needed for the HIV and malaria vaccines. Mymetics terminated its agreements with Pevion in January 2014. Operations between Pevion and Mymetics had substantially ceased in 2013. Mymetics retained knowledge, rights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

In 2013 and 2014, the Company derived most of licensing revenue from its relationship with one collaborative partner, RSV Corporation. Most of the research and development support employed in 2014 is from the same collaborative partner. Furthermore, that same collaborative partner accounted for 98% of the receivables balance at December 31, 2013 and 80% of the receivables balance at September 30, 2014.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel's law firm totaling E14 and E39 for the period of three and nine months ending September 30, 2014 and E92 and E177 for three and nine months ending September 30, 2013, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities", from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation,” for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. Mymetics has decided to adopt these standards starting in this reporting period.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at September 30, 2014 and December 31, 2013.

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

On March 28, 2013, Mymetics agreed with NIL to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share future revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013 E521 consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500 (ii) by May 31, 2013 E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013 accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014 E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. The Company fully repaid the note and accrued interest during the nine months ended September 30, 2014.

The following table presents changes to the Company’s acquisition-related contingent consideration for the periods ending September 30, 2014 and 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	September 30, 2014		September 30, 2013

Balance at January 1	E	236	E	6,533
Settlement of liability	E	(236)		--
Change in fair value		--		(6,292)
Balance at September 30	E	--	E	241

During the nine month period ending September 30, 2013, the fair value of the acquisition-related contingent consideration was fully adjusted down based on amendment to the Share Purchase Agreement, and settled with issuance of shares for a total of $325,000 in April 2014.

Note 4. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E39,642 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at September 30, 2014:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	150	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	946	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	236	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,609
Accrued Interest		E	12,033
TOTAL LOANS AND NOTES TO RELATED PARTIES		E	39,642

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

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2014 and 2013 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2013 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenue was E635 for the three months ended September 30, 2014, of which E536 relates to the research and development provided under a License and Collaboration Agreement for the RSV vaccine and E99 related to the Master Service Agreement signed on July 14th, 2014 with Imugene Limited, compared to E165 for the three months ended September 30, 2013.

Costs and expenses increased to E1,488 for the three months ended September 30, 2014 from E729 (104.1%) for the three months ended September 30, 2013, Mainly due to reversal of scientific cost provision in 2013, an increase in scientific resources and consulting cost related to the RSV project and the Imugene agreement during the three months ended September 30, 2014 and foreign exchange revaluation of USD position to Euro.

Research and development expenses increased to E396 in the current period from (E89) (544.9%) in the comparative period of 2013. The increase of R&D is mainly due to reversal of scientific cost provision in 2013 and an increase in scientific resources and consulting cost related to the RSV and Imugene projects incurred during the three months ended September 30, 2014.

General and administrative expenses increased to E369 in the three months ended September 30, 2014 from E197 (87.3%) in the comparative period of 2013. Mainly due to indemnity received from liability insurance during the three months ended September 30, 2013.

Interest expense decreased to E642 for the three months ended September 30, 2014 from E674 for the three months ended September 30, 2013. This is mainly due to interests of E39 incurred during the three months ended September 30, 2013 related to the Norwood Immunology loan of E1,500, which has been settled on March 31st , 2014.

The Company reported a net loss of (E853), or (E0.00) earnings per share, for the three months ended September 30, 2014, compared to a net loss of (E567), or (E0.02) earnings per share, for the three months ended September 30, 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenue was E1,677 for the nine months ended September 30, 2014, of which E1,578 relates to the research and development provided under a License and Collaboration Agreement for the RSV vaccine and E99 related to the Master Service Agreement signed on July 14th, 2014 with Imugene Limited, compared to E165 for the nine months ended September 30, 2013.

Costs and expenses increased to E4,228 for the nine months ended September 30, 2014 from (E3,204) (-232.0%) for the nine months ended September 30, 2013, mainly due to the E6,292 write off of the acquisition-related contingent consideration in the nine month period ending September 30, 2013.

Research and development expenses increased to E1,137 in the current period from E159 (615.1%) in the comparative period of 2013. The increase of R&D is mainly due to the RSV vaccine project, which requires additional resources and consulting costs, and the reversal of scientific cost provision in the nine months ended September 30, 2013.

General and administrative expenses increased to E1,043 in the nine months ended September 30, 2014 from E941 (10.8%) in the comparative period of 2013. This is mainly due to legal indemnity paid which has been partially covered by the liability insurance, increase in related legal cost incurred in the nine months ended September 30, 2013 and legal cost provision reversal in the nine months ended September 30, 2014.

Interest expense increased to E1,954 for the nine months ended September 30, 2014 from E1,951 for the nine months ended September 30, 2013.

As per the amendment of the Norwood Immunology (“NIL”) contract signed on March 25, 2013 and subsequent amendment signed on February 3, 2014, the Company has paid back the remaining part of the loan with NIL and the accrued interest. In April 2014, Mymetics issued NIL 5,338,809 shares of Mymetics common stock, thereby eliminating completely the contingent consideration liability.

The Company reported a net loss of (E2,577), or (E0.01) earnings per share, for the nine months ended September 30, 2014, compared to a net income of E3,355, or E0.01 earnings per share, for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,343 at September 30, 2014 compared to E297 at December 31, 2013.

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

On July 14, 2014, Mymetics has entered into a master service agreement with Imugene Limited (“Imugene”). The agreement provides the terms and conditions upon which Imugene may engage the Company to provide services to produce specific virosomes based HER2/neu positive cancer vaccines by executing individual Work Orders and provides Mymetics the possibility to receive milestone and royalty payments in the future.

On September 25, 2014, Mymetics has entered into a material transfer agreement with the Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute (“Texas Biomed”) the lead of a project which has been accepted for funding the Bill and Melinda Gates Foundation with the objective to confirm previous results obtained by Mymetics in non human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non human primate studies and in Phase I clinical settings. Mymetics will produce the vaccine formulations and provide these to Texas Biomed who will execute the study.

As of September 30, 2014, we had an accumulated deficit of approximately E67 million, and had net loss of E2,577 in the nine month period ending on that date. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash provided in operating activities was E599 for the nine month period ended September 30, 2014, due to the decrease in receivables after having received the upfront cash payment related to the LCA, compared to net cash used of (E3,195) for the period ended September 30, 2013.

Investing activities used cash of (E16) during the nine months ended September 30, 2014, compared to (E77) for the comparable period in 2013, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the nine months ended September 30, 2014 of cash provided is E519, mainly due to the accrued interests on shareholder loans of E2,057 reduced by the repayment of the NIL loan and accumulated interests of E1,538, compared to E3,761 of cash provided for the nine months ended September 30, 2013.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E51 per month.

In addition, our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, seven full-time assistants and one part-time assistant.

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

We anticipate that our normal operations will require approximately E1,200 in the year ending December 31, 2014. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

Monthly fixed and recurring expenses for "Property leases" of E13 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and E9 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 178 square meters.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of E12,033 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 4 to the financial statements).

RECENT FINANCING ACTIVITIES

During the nine month period ending September 30, 2014, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV IP and the delivery of R&D services and the master service agreement with Imugene Ltd. which was signed on July 14, 2014.

On September 25, 2014, Mymetics has entered into a master transfer agreement with Texas Biomedical Research Institute for a project funded by the Bill and Melinda Gates Foundation. The objective of this project is to confirm previous results obtained by Mymetics in non human primates with virosome based HIV vaccine candidates. The project will start in October 2014 and is planned to end in the third quarter of 2015 and it will provide Mymetics grant revenue for the production of the virosomes and the participation in the project.

We have filed a new grant application with U.S. institutions in relation to our malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing research costs associated with our gp41 testing. Provided we can obtain sufficient financing resources, we expect to continue the development for RSV, malaria and HIV vaccine candidates and start to develop new vaccine candidates on our proprietary virosome vaccine technology in 2015. In accordance with our past strategy, we intend to subcontract such work to "best of class" research teams unless institutions such as the US National Institutes of Health (NIH) decide to conduct such trials at their own expense, which they presently do.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended September 30, 2014.

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

MYMETICS CORPORATION

Dated: November 13, 2014	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer