Form 10-K
period 2014-12-31
MYMETICS CORP
filed 2015-03-30
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $6,105,528 as of June 30, 2014, computed on the basis of the closing price on such date.

As of March 30, 2015, there were 303,757,622 shares of the registrant's Common Stock outstanding.

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

PART I

ITEM 1.BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on developing next generation vaccines for infectious diseases, with five vaccine candidates in our pipeline: HIV-1/AIDS, intra nasal Influenza, Malaria, Herpes Simplex Virus (HSV) and the Respiratory Syncitial Virus (RSV) vaccine. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens. The Company’s vaccines are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine   We believe that virosomes are the most promising vaccine delivery systems since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

We currently do not make, market or sell any products, but we generate some revenue through the licensing of our RSV vaccine, grant funding and R&D services. We believe that our research and development activities will result in valuable intellectual property and know-how that can generate significant revenues for us in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry. Vaccines have evolved from being an exclusively low price sector to one where substantial prices may be paid for some vaccine products that address unmet medical needs.

HISTORY AND DEVELOPMENT OF THE COMPANY

We were incorporated in July 1994 pursuant to the laws of the Commonwealth of Pennsylvania under the name "PDG Remediation, Inc." In November 1996, we reincorporated under the laws of the State of Delaware and changed our name to "ICHOR Corporation." In July 2001, we changed our name to "Mymetics Corporation."

In March 2001, we acquired 99.9% of the outstanding shares of the French registered company Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., which were convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation. On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership ("Redressement Judiciaire") and this subsidiary was subsequently officially closed by the Tribunal de Commerce in Lyon on March 21, 2012.

We own all of the outstanding voting stock of: (i) Mymetics S.A., a company originally organized as Mymetics Management Sаrl in 2007 under the laws of Switzerland, (ii) Bestewil Holding B.V. and (iii) Bestewil Holding B.V’s subsidiary Mymetics B.V. (formerly Virosome Biologicals B.V.) both of which are organized under the laws of The Netherlands and were acquired in 2009. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

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

LUXEMBOURG 6543 S.A.

Our Luxembourg subsidiary, Luxembourg 6543 S.A., was founded in 2001 in connection with the acquisition of Mymetics S.A. of France (formerly Hippocampe S.A.) by Mymetics Corporation. Luxembourg 6543 S.A. has been liquidated during the last quarter of the year ended in December 31, 2014.

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

STRATEGY

With only 26 diseases addressed by vaccines in the world today, it is a well-known fact that the world needs many more vaccines and focus on prevention.

Our vision is to become the market leader in the research and development of new generation virosome and membrane protein based vaccines for infectious diseases.

By using virosomes as a delivery platform, Mymetics vaccine candidates do not use live attenuated or killed pathogens, while increasing the immunogenicity and stability of the vaccine.

Moreover, the company’s vaccines are designed to induce protection against early transmission and infection, focusing both on the mucosal immune response as a first-line defense and on the systemic humoral (blood) immune response, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine.

Our strategy is to strengthen our virosome and membrane protein know how, expertise and intellectual property and extend the application of our key scientific approaches to new vaccines by:

●	Leveraging the effective and safe virosome vaccine technology and know-how
●	Building on our leading expertise in membrane proteins and lipid membranes
●	Advancing existing vaccine candidates through Phase II clinical trials with our partners
●	Maintaining a comprehensive IP portfolio
●	Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing
●	Entering into strategic partnerships with leading pharmaceutical companies and research organizations

This approach has resulted in the development of a rich pipeline of promising vaccine candidates in either the pre-clinical or Phase I stage of development and a strong validation through world leading partnerships.

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has five proprietary vaccines in development: HIV-1, malaria, herpes simplex virus type I and II (HSV-1 and HSV-II), respiratory syncytial virus (RSV) and intra-nasal influenza vaccine.  The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

Vaccine	Pre-Clinical	Phase I
HIV-1		X
RSV	X
HSV	X
Malaria		X
Influenza		X

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

Our current prophylactic HIV-1 vaccine candidate is constituted of virosomes linked to conserved antigens (epitopes) derived from the HIV-1 gp41 proteins from the clade B, the dominant clade found in Europe and North America. The vaccine is designed to trigger blood and mucosal antibodies of both isotype IgG and IgA, for example in the vaginal and intestinal tracts. The rationale for the design of the vaccine was based on the observation that certain people who are repeatedly exposed to HIV-1 do not contract infection; they were shown to have mucosal antibodies in the semen or vaginal secretions against the HIV-1 gp41 that apparently protect them. We intend for our vaccine is trying to imitate “Mother Nature”.

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

Dec 2008: Approval to start Phase I clinical trials. After the ground breaking results of the monkey study in 2006 and 2008, a Phase I study proposal (IMPD, IB, clinical protocol, etc.) was submitted and approved by the Independent Ethics Committee (IEC)of the Ghent University Hospital. Mymetics received the approval and authorization from the Federal Agency for Medicines and Health Products (FAGG) in Belgium to conduct the clinical trial MYM-V101-CT08-101 (EudraCT number 2008-007306-10) for testing the drug product MYM-V101 (virosomes with the modified and lipidated P1).

Sep.- Oct. 2009: Production of the GMP-grade vaccine (MYMV101: virosomes-modified P1) for a Phase I clinical trial in Belgium. European competent authorities require GMP-grade products for clinical phase I. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones. Succeeding in the GMP production is considered a major achievement.

Dec. 2009 - Sep. 2010: Phase I clinical trial –“proof of principle” with the final signed report in July 2011. The trial demonstrated that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women, and confirmed the immunogenicity data previously obtained on monkeys. The drug product MYMV-101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in 2 Panels to monitor safety and mucosal immunogenicity. In each Panel, 8 subjects received the vaccine and 4 subjects received the placebo through intra-muscular and intra-nasal administrations. The Phase I clinical trial achieved its primary objective and showed that the HIV vaccine MYMV101 was safe and well tolerated by healthy women. The secondary objective was also met as the presence of IgG and IgA antibodies in the serum of all vaccinated women was detected. Further, samples showed that mucosal antibodies in the vaginal and rectal secretions were present. Tested vaginal secretions could block in vitro the HIV-1 transcytosis, confirming the previous pre-clinical work. Mymetics could claim a shelf life of nine months for its MYM-V101 drug product. Results were published in PlosOne, February 20, 2013.

Oct. 2014 – to date: Start of a non-human primate study in collaboration with Texas Biomedical Research Institute in San Antonio, Texas which is funded by the Bill & Melinda Gates Foundation. Objective of the study is to confirm the results obtained in previous pre-clinical studies and investigate the role of the two antigens. Results are expected at the end of 2015.

Next steps:

Towards the end of 2015 we will obtain the results of the non human primate study.  A successful study will immediately trigger the planning of the clinical trial development for the Mymetics HIV vaccine candidate, building on the previous Phase I that already showed a good safety and tolerance profile and the induction of mucosal and humoral antibodies. Funding for the clinical trial development will be sought from partners and grant funding organizations. A combined Phase I/II on women and men might start by the end 2016 and an eventual market launch anticipated in 2025.

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
April 2013: Publication of Mymetics RSV vaccine results in scientific journal “Influenza Journal”

Dec. 2013: Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. We continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine.

Next steps:

During 2015 the RSV vaccine candidate is planned to be GMP manufactured and will start to move into clinical trials which are planned at the start of 2016

Intranasal Influenza

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

Next steps:

Mymetics will seek partners for its intra-nasal influenza vaccine and will thereby focus on mainly emerging market vaccine manufacturers.

Malaria

Malaria is an entirely preventable and treatable mosquito-borne illness. According to the WHO, in 2013, 97 countries had ongoing malaria transmission.  There were an estimated 207 million cases of malaria in 2012 and an estimated 627 000 deaths. 90% of all malaria deaths occur in sub-Saharan Africa.  In 2012, malaria killed an estimated 482,000 children under five years of age. That is 1300 children every day, or one child almost every minute. (Source: WHO).

Malaria is caused by a parasite called Plasmodium, which is transmitted via the bites of infected mosquitoes. In the human body, the parasites multiply in the liver, and then infect red blood cells.

Malaria being an extremely climate-sensitive disease, a potential risk exists that Global Warming leads Malaria towards areas in higher latitudes

Approach:  The malaria vaccine design is based on optimized mimicry of the native parasite protein structure and eliciting antibodies against two stages of the parasite life cycle, unlike 70% of vaccine candidates, which target only one or the other parasite.  It is today among the rare malaria vaccine candidates able to also boost existing malaria immune responses (it has both prophylactic and therapeutic effects) in subjects that were previously exposed to malaria. A second malaria vaccine candidate is under development as Mymetics virosome technology and know-how had been selected to collaborate with PATH-MVI and the LMIV (NIAID) to develop a transmission blocking malaria vaccine candidate based on the virosome technology and two antigens provided by LMIV.

Key results to date:

2007: Mymetics acquired a Malaria vaccine project from Pevion Biotech (Ittigen, Switzerland). A human clinical trial Phase Ia for the vaccine with two antigens (AMA-1 and CSP-1) anchored to virosomes was successfully completed on adults in Switzerland. Results showed good safety and tolerability, and the induction of blood antibodies.

2008 - 2009: Phase Ib in Tanzania on children and young adults. The clinical trial Phase Ib in Tanzania evaluated the safety of the same antigens with virosomes on children and young adults under “native” (endemic) conditions. The final report showed that the vaccine induced specific AMA and CSP antibodies in the majority of children and the CSP antibodies have remained up 12 months. The overall malaria clinical episodes were reduced by 50% in vaccinated group compared to the placebo group.

Nov. 2014: Start of development of a transmission blocking malaria vaccine and fully funded by the PATH Malaria Vaccine Initiative (PATH MVI) and in collaboration with LMIV.

Next steps:

The collaboration with PATH-MVI and LMIV has planned to trigger a pre-clinical study at the beginning of 2016. If this study is successful, the next step could be to prepare for clinical trials for a malaria transmission-blocking virosome vaccine and also explore the possibilities to combine this vaccine with Mymetics first virosome vaccine candidate that focuses on the other two forms of the parasite.

Herpes Simplex Virus (HSV)

Herpes simplex viruses (HSV) type 1 and 2 cause lifelong latent infections that can lead to recurrent painful blisters. HSV-1 is common (infecting 40-60% of people) and predominantly induces lip, mouth and facial blisters, or the genitalia. HSV-2 is more usually sexually transmitted and affects the genitalia in about 20% of the population, but can also infect the oral mucosa. Although the disease is more a social burden than a serious disease, primary herpes infection can be devastating for babies, and HSV can cause serious complications in immune-compromised individuals, especially HIV/AIDS patients.

Both viruses are closely related immunologically and infection with one type partially protects against the other.

Infection leads to life-long latency and periodic reactivations occur that can lead to the shedding of live virus. Although therapeutic drugs are available, their efficacy is limited and there is not currently a vaccine against these viruses.

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

Next steps:

We have identified the key elements of the vaccine that induce the protective immune response. In 2015 some funds will be allocated to this vaccine, but the RSV vaccine is still the priority.

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

 Milestone payments:

By December 2013: E100,000 (paid in February 2014)
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

PEVION

During the year ended December 31, 2013, Pevion initiated a process of winding down and communicated their inability to continue to supply the virosomes needed for the HIV and malaria vaccines. Mymetics had taken the necessary steps to ensure the continuing supply of virosomes needed for the HIV and malaria vaccines. Mymetics terminated its agreements with Pevion Biotech in January 2014. Operations between Pevion Biotech and Mymetics had substantially ceased in 2013. Mymetics retained knowledge, rights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

NORWOOD IMMUNOLOGY

Share Purchase Agreement dated March 5, 2009 pursuant to which Mymetics acquired Mymetics B.V. from Norwood Immunology Ltd. The renegotiated agreement and subsequent amendments to this agreement have eliminated the payments to Norwood for the intranasal influenza vaccine, Mymetics’ RSV vaccine and Mymetics’ HSV vaccine. On March 31, 2014 Mymetics paid the remaining E1,500,000 of the loan and accrued interest of E75,834 and issued 5,338,809 shares of common stock in April 2014 to Norwood and thereby has no further obligations to Norwood.

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

Pre-clinical studies are generally conducted on laboratory animals to evaluate the immunogenicity (induction of antibodies of the cellular response), first proof of potential efficacy and safety of a product. In light of our limited financial resources, clinical trials of our vaccines are conducted first in Europe under the European Union (“EU”) guidelines, a quicker and less expensive approach than seeking FDA approval, which we intend to do after EU approval is granted and we expect our financial resources to be greater. There is however no certainty that such EU approval will be granted. The Phase I, II and III EU clinical trials are similar to those required for FDA approval. The FDA requirements are addressed in this discussion.

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

Our Swiss subsidiary, Mymetics S.A., has on its payroll two employees: the Director of Finance and the Head of Manufacturing and Quality.

Mymetics B.V. has one full time executive officer (CSO), one full time Head of Non-clinical Development and  six technicians.

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

WE HISTORICALLY HAVE INCURRED NET LOSSES, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have incurred net losses. In the years ended December 31, 2014, and December 31, 2013, we sustained net loss of approximately E3,256,000 and generated a net income of E6,003,000, respectively. At December 31, 2014, we had an accumulated deficit of approximately E67,421,000.

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

We currently are engaged in research and development activities and do not have any commercially marketable products. The product research and development process requires significant capital expenditures.  The RSV vaccine activities are funded through incoming revenue from RSV Corporation.  We also have attracted funding from PATH-MVI for our malaria vaccine development and from the Bill & Melinda Gates Foundation for the non-human primate study for our HIV vaccine candidate at Texas Biomedical Reasearch Institute. These revenue streams and funds are not fully covering all our activities.

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

OUR PROPOSED VACCINES ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2019, IF AT ALL.

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

THE LOSS OF KEY SCIENTIFIC OR INDUSTRIAL PARTNERS WOULD DIMINISH OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN.

Certain components or know-how obtained from partners such as PX’Therapeutics, supplier of GMP grade engineered mutated gp41 protein, are key components of our vaccines currently under development. Accordingly, the loss of any of these components or know-how might prevent us from achieving our business plan, despite the fact that contractual safeguards are in place.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since March 1, 2009, we are leasing new office space in a life science campus near Lausanne (40 miles from Geneva). We lease 100 square meters for office space and houses our executive and scientific management and administrative operations.

Bestewil Holding B.V. and its subsidiary Mymetics B.V operate from a similar biotechnology campus near Leiden in the Netherlands, where they occupy about 150 square meters for office and laboratory use.

We also conduct research operations at the properties of various third parties, worldwide.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries Mymetics S.A., Bestewil Holding B.V. nor its subsidiary Mymetics B.V. are presently involved in any litigation incident to our business.

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

FISCAL QUARTER ENDED	HIGH	LOW

2014
March 31	$0.060	$0.055
June 30	0.030	0.030
September 30	0.040	0.026
December 31	0.025	0.021

2013
March 31	$0.045	$0.020
June 30	0.040	0.015
September 30	0.025	0.010
December 31	0.025	0.010

(b)	Stockholders. At March 28, 2015, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.
(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.
(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2014.

	Number of Securities to be issued upon exercise of Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--	(2)		$--
2009 Plan	3,350,000	(3)	$	U.S. 0.15
2013 Plan	17,500,000	(4)	$	U.S. 0.02	13,350,000
Total	20,850,000		$	U.S. 0.04	13,350,000

(1)  Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock
Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)  (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2014.

(3) In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders.

We have granted 4,350,000 options under that Plan out of which 1,000,000 have been forfeited.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and granted a total of 20,600,000 options under that Plan, out of which 3,100,000 have been exercised by December 31, 2014.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2014 and ending on March 28, 2015, no issuance of unregistered securities was made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2014 and 2013 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013:

We reached E2,402 and E4,383 in revenue for the years ending December 31, 2014 and 2013, respectively. For 2014 it was mainly related to R&D services the RSV collaboration agreement with RSV Corp. and the production of a HER2/neu virosome vaccine for Imugene Ltd.  In 2013 this is related to an exclusive negotiation fee received on September 9, 2013 of USD 1 million and the upfront payment of USD 5 million related to the license and collaboration agreement signed on December 27, 2013 for our RSV vaccine candidate. For the year ending December 31, 2014, we received E40 grant income from Texas Biomedical related to HIV project compared to no grant revenue received for the year ending December 31, 2013. Future revenues linked to research and development activities related to the RSV vaccine and possible milestone payments could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.

Research and development expenses increased to E1,565,000 in the current period from E657,000 in the comparative period of 2013, an increase of 138.2%. The increase of R&D was mainly related to the RSV vaccine development. Research and development expenses of E1,565,000 in 2014 include E445,000 of scientific partners consulting fees and E300,000 for know-how annuity and milestone payment.

General and administrative expenses decreased by 2.3% to E1,338,000 in the year ended December 31, 2014 from E1,370,000 in the comparable period of 2013.

Interest expense increased by 0.7% to E2,607,000 in the year ended December 31, 2014 from E2,589,000 in the comparable period of 2013.

The fair value of acquisition-related contingent consideration was fully depreciated due to the issuance of 5,338,809 stock and thereby eliminating the last remaining obligation to Norwood. Due to the renegotiated Norwood agreement in 2013, the contingent liability related to the RSV, HSV and Influenza vaccines had been cancelled and this generated a gain of E6,297,000 for the year ending December 31, 2013.

REVENUE RECOGNITION AND RECEIVABLES

We have not generated any material revenues since we commenced our current line of business in 2001.  On December 27, 2013, Mymetics has entered in to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) to license Bestewil Holding BV, a 100% subsidiary of Mymetics’ Corporation (“Mymetics”) virosome technology related to developing, commercializing respiratory syncytial virus (RSV) virosome vaccines for the purpose of clinical development and eventual commercialization.

In addition to Mymetics providing a license to use its technology with respect to an RSV vaccine, the Company participates on a joint collaboration steering committee and will provide services under an R&D plan throughout the development and commercialization process.

As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million, which was recognized in Dec 2013 and receives fixed monthly Collaboration and R&D fees and has rights to milestone payments for specific milestones during development and double digit royalties at the time of commercialization.

In July, 2014, Mymetics entered into a Master Services Agreement with Imugene Ltd, an Australian biotech company which has asked Mymetics to produce and develop an virososme based immune therapy candidate for cancer based on their proprietary HER2/neu antigen.

In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates Foundation with the objective to confirm previous results obtained in non-human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non human primate studies and in Phase I clinical settings. The Company will produce and transfer to Texas Biomedical Research Institute the original material using the Company’s background IP.

As consideration Mymetics has received a grant of E40, which has been fully recognized in the year ended December 31, 2014.

In November 2014, Mymetics virosome technology and know-how was chosen to develop a virosome based transmission blocking malaria vaccine by incorporating two antigens from the LMIV (NIAID). This project is fully funded by PATH MVI and no grant revenue  has been recognized in 2014 for this project.

Unit of Accounting

Under the model in Subtopic 605-25, a delivered item or items shall be considered a separate element for accounting purposes if both of the following conditions are met:

●
The delivered item or items have value to the customer on a stand-alone basis. The delivered item or items have value on a stand-alone basis if it is sold separately by any vendor or the customer could resell the delivered item or items on a stand-alone basis.

●
If the arrangement includes a general right of return related to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.

If the separation conditions are met, the delivered item(s) must be treated separately for accounting purposes.

The “units of accounting” / deliverables in the transaction for Mymetics are:

●	License to use Mymetics RSV virosome vaccine technology
●	Mymetics to provide R&D services and participate in the joint steering committee

Mymetics has invested approximately USD 4 million in the RSV vaccine candidate in the past four years in addition to the acquisition price for Bestewil Holding paid by Mymetics in April 2009. Considering the units of accounting, we have recognized the full (non-refundable, irrevocable, non-creditable) upfront license fee of USD 5 million in December 2013 as it has a standalone value.  RSVC can sublicense as long as such sublicense is subordinate and consists with the terms in the License Contract Agreement (LCA).

With respect to the R&D services provided by Mymetics, RSVC could find third parties to perform the R&D services for which Mymetics is contracted.  The R&D services, which includes participation in the JCSC will be invoiced at the budgeted amounts to RSVC on a monthly basis in arrears.

In general, revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2014 and 2013 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, 2014 and 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2014, management believes there are no indications of impairment.

STOCK BASED COMPENSATION POLICY

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

BUSINESS PLAN

We aim to be a lean and effective research and development company, focused on virosome based vaccines. Our core value lies in the know-how and intellectual property related to virosome based vaccines, membrane proteins and the mucosal immune response. We have in-house laboratory facilities and expertise and we subcontract some of our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results, and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products.

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

LIQUIDITY AND CAPITAL RESOURCES

We had E1,614,000 cash at December 31, 2014, compared to E297,000 at December 31, 2013.

Our first significant revenue has been generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and we  receive fixed monthly collaboration and R&D fees, possible milestone payments for specific milestones during development and double digit royalties at the time of commercialization. For 2015, we anticipate to generate small revenues related to the research and development activities. New significant revenues will not be expected, before reaching a successful Phase II clinical stage milestone for the RSV vaccine, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of December 31, 2014, we had an accumulated deficit of approximately E67.4 million and generated net loss of E3,256,000 in the year ended December 31, 2014. This compares with income of E6,003,000 in the year ended December 31, 2013. The net loss in 2014 was mainly associated with interest expenses on shareholder loans. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash in operating activities provided E179,000 for the year ended December 31, 2014, compared to a net cash used of E4,344,000 for the year ended December 31, 2013. The major factor in 2013 was costs incurred in connection with our the further development of our RSV vaccine and preparing it for GMP manufacturing for a human clinical trial Phase I, continued efforts of the Company to reduce expenses until it secures additional financing to allow it to enter into the clinical trials for its RSV and HIV.

Investing activities used cash of E45,000 for the year ended December 31, 2014 and E109,000 for the year ended December 31, 2013, both for the purchase of equipment in the Netherlands.

Financing activities provided cash of E1,251,000 for the year ended December 31, 2014, is related to accumulated interest of E2,789,000 on convertible shareholder loans and the repayment of interests and remaining principal for a total of E1,575,834related to the Norwood Immunology loan, compared to E4,445,000 for the year ended December 31, 2013, which includes new debt of E5,551,000 needed to fund 2013 operations and payment of interests and E1,000,000 of the principal  related to the Norwood Immunology loan.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E40,374,000 in the form of notes payable including interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted cash outflow, or cash burn rate, for 2015 is approximately E1,500,000 for research and fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2015 budget	12 Months
Revenue from R&D services for RSV vaccine	E	1,750,000
Grant revenue for HIV and malaria vaccines		500,000
HIV and Malaria R&D costs	E	500,000
RSV R&D		1,750,000
Further Virosome R&D		200,000

Administration		1,300,000
Total	E	1,500,000

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

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, complemented by the recent grant agreements for our HIV and malaria vaccine candidates.

We anticipate that our normal operations will require approximately E1,500,000 in the year ending December 31, 2015. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2014, the Company has filed or are in the process of filing several new grant applications with European as well as U.S. institutions in relation to our HIV-1 and malaria vaccines.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person  to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2014.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the Company’s 2016 annual meeting of stockholders, the term of the Class II directors will expire at the 2017 annual meeting of stockholders, and the term of the Class III directors will expire at the 2015 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	47	n/a

Thomas Staehelin (Class II)	Director	66	2017

Ernest M. Stern (Class II)	Director	64	2017

Ulrich Burkhard (Class III)	Director	53	2015

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

ERNEST M. STERN

Ernest M. Stern was appointed as a Director in January 2008.  Mr. Stern is a partner in the law firm of Akerman LLP, which serves as outside U.S. counsel of Mymetics, where he specializes in securities and corporate law, representing public companies, investment banks and venture funds, and is the engagement partner for Mymetics.  Mr. Stern received his undergraduate degree from Bowdoin College (Phi Beta Kappa, summa cum laude), and his J.D and LL.M (Taxation) degrees from Georgetown University Law Center (Case and Note Editor, Law and Policy in International Business).

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

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2014, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2014, our Board of Directors held 12 meetings, 9 of which were conducted by telephone conference call, and acted by unanimous written consent three times.  All directors attended at least 95% of the total number of Board meetings.  The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2014.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2014.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2014, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

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

Additionally, individual performance of the executive is considered as a factor in determining executive compensation, as well as the overall performance of the Company, which, since we are primarily involved in research and development, includes, but is not limited to, fund raising and meeting our business plan milestones on time and within budget, including  successful conclusion of strategic partner agreements and achieving the regulatory approvals to commercialize our vaccines, rather than earnings, revenue growth, cash flow and earnings per share which would be more typical for a company generating revenues and earnings. The Committee also uses subjective criteria it deems relevant in its reasonable discretion.

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300,000 for the twelve months ending December 31, 2014. As a result of Mr. Kempers’s efforts, the Company paid an exceptional bonus in cash of E62,898 during the year ending December 31, 2014.

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

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position	Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)	Total Annual Compensation

Ronald Kempers (6)	2014	216,000	62,898	-	-	-	-	-	E	278,898	(1)
(CEO)	2013	216,000	-	-	-	184,796	-	-	E	400,796	(1)
	2012	216,000	-	-	-	-	-	-	E	216,000	(1)

Sylvain Fleury, Ph. D. (6)	2014	216,000	-	-	-	-	-	-	E	216,000	(2)
	2013	216,000	-	-	-	9,903	-	-	E	225,903	(2)
	2012	216,000	-	-	-	-	-	-	E	216,000	(2)

Thomas Staehelin, Dr.	2014	10,000	-	-	-	-	-	-	E	10,000	(3)
	2013	10,000	-	-	-	-	-	-	E	10,000	(3)
	2012	10,000	-	-	-	-	-	-	E	10,000	(3)

Ernest Stern	2014	10,000	-	-	-	-	-	-	E	10,000	(4)
	2013	10,000	-	-	-	-	-	-	E	10,000	(4)
	2012	10,000	-	-	-	-	-	-	E	10,000	(4)

Ulrich Burkhard	2014	-	-	-	-	-	-	-	E	-	(5)
	2013	-	-	-	-	-	-	-	E	-	(5)
	2012	-	-	-	-	-	-	-	E	-	(5)

(1)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 19, 2012.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

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

Employment Agreements

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO since November 3, 2003 with a contract renewed June 30, 2013 for an indefinite period with three months notice.  Dr. Fleury receives an annual salary of E216,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, the executive shall be eligible for an annual bonus to be paid in cash, stock or stock options.  If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled nine months of his salary. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000, which included also the employer’s share of social contributions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2014, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 30, 2015. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2015, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	12,479,907		4.11%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	6,500,000	(2)	2.14%

Ernest M. Stern (1) Director	Common	1,500,000	(3)	0.49%

Ronald Kempers (1) CEO, CFO and Director	Common	3,100,000	(5)	1.02%

Round Enterprises Ltd. (1)	Common	141,006,552	(4)	46.42%

All current executive officers and directors as a group (5 persons)	Common	164,586,459		54.18%

(1)	Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)	Of which 500,000 were issued for services, 1,000,000 were acquired through conversion of unpaid salary and expenses and 5,000,000 were acquired as a bonus.

(3)	500,000 were issued for services rendered.

(4)
As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd.

(5)	Of which 3,000,000 were issued through exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2014, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2014 and 2013:

	2014	2013

Audit Fees	$60,977	$51,411
Audit-Related Fees	--	--
Tax Fees	16,175	17,700
All Other Fees	-	-

Total	$77,152	$69,111

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2014 and 2013, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2014 and 2013, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)
10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)
10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)
11.1	Statement Regarding Calculation of Per Share Earnings.
14.1	Code of Ethics.
21.1	List of Subsidiaries
24.1	Powers of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.
(2)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.
(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.
(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.
(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.
(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.
(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.
(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.
(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.
(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.
(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.
(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.
(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.
(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.
(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.
(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.
(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.
(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.
(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.
(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.
(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.
(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.
(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.
(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.
(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.
(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.
(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.
(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.
(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.
(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.
(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.
(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.
(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.
(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.
(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.
(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.
(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.
(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.
(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.
(46)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.
(47)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.
(48)	Incorporated by reference to the Company's Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.
(49)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 02, 2012.
(50)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.
(51)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.
(52)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
(53)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 03, 2014.
(54)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on February 28, 2014.
(55)	Incorporated by reference to the Company's report on Form S-8 filed with the Securities and Exchange Commission on April 11, 2014.
(56)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.
(57)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.
 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland

We have audited the accompanying consolidated balance sheets of Mymetics Corporation and Subsidiaries          ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate significant revenue, which has resulted in significant losses since inception.  Further,     the Company's current liabilities exceed its current assets by €39,155, and there are limited resources to pay current liabilities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/PETERSON SULLIVAN LLP

Seattle, Washington
March 30, 2015

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In Thousands of Euros)

	2014		2013

ASSETS
Current Assets
Cash	E	1,614	E	297
Receivables		278		3,712
Prepaid expenses		52		57
Total current assets		1,944		4,066

Property and equipment, net of accumulated depreciation of E311 and E287 at December 31, 2014 and 2013, respectively		129		117
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,010	E	13,120

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	725	E	858
Acquisition-related contingent consideration		--		236
Convertible notes payable to related parties		40,374		39,123
Total liabilities		41,099		40,217

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 850,000,000 shares authorized; issued 303,757,622 at December 31, 2014 and 298,418,813 at December 31, 2013		2,530		2,491

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,169		33,876
Accumulated deficit		(67,421)		(64,165)
Accumulated other comprehensive income		633		701
		(30,089)		(27,097)
	E	11,010	E	13,120

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014 and 2013
 (In Thousands of Euros, Except Per Share Data)

	2014		2013
Revenues
License fees	E	--	E	4,381
Research and Development services		2,359		--
Interest		3		2
Grants		40		--
		2,402		4,383
Expenses
Research and development		1,565		657
General and administrative		1,338		1,370
Bank fee		3		3
Change in the fair value of acquisition-related contingent consideration		--		(6,297)
Depreciation		33		20
Directors' fees		20		20
Other		110		(30)
		3,069		(4,257)
Operating Income (Loss)		(667)		8,640

Interest expense		2,607		2,589
Income (loss) before income tax provision		(3,274)		6,051

Income tax (provision) benefit		18		(48)
Net income (loss)		(3,256)		6,003

Other comprehensive income
Foreign currency translation adjustment		(68)		19
Comprehensive income (loss)	E	(3,324)	E	6,022
Basic and diluted income (loss) per share	E	0.00	E	0.02

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Period from December 31, 2013 to December 31, 2014
(In Thousands of Euros)

	Number of Shares	Par Value		APIC		Accumulated deficit		Accumulated Other Comprehensive Income		Total
Balance at December 31, 2012	295,318,813	E	2,468	E	33,783	E	(70,168	E	682	E	(33,235)

Exercise of stock options	3,100,000		23		22		-		-		45
Stock compensation expense – options	-		-		71		-		-		71
Net income for the year	-		-		-		6,003		-		6,003
Translation adjustment	-		-		-		-		19		19
Balance at December 31, 2013	298,418,813	E	2,491	E	33,876	E	(64,165	E	701	E	(27,097)

Issuance of common stock for settlement of acquisition-related contingent consideration	5,338,809		39		196		-		-		235
Stock compensation expense – options	-		-		97		-		-		97
Net loss for the year	-		-		-		(3,256		-		(3,256)
Translation adjustment	-		-		-		-		(68		(68)
Balance at December 31, 2014	303,757,622	E	2,530	E	34,169	E	(67,421	E	633	E	(30,089)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2014
(In Thousands of Euros)

	2014		2013
Cash Flows from Operating Activities
Net income (loss)	E	(3,256)	E	6,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in the fair value of acquisition-related contingent consideration		-		(6,297)
Depreciation		33		20
Stock compensation expense-options		97		71
Changes in operating assets and liabilities,
Receivables		3,434		(3,669)
Accrued interest on notes payable and other short-term advances		2,789		2,551
Accounts payable		(133)		(467)
Other		4		(5)
Net cash provided by (used in) operating activities		2,968		(1,793

Cash Flows from Investing Activities
Purchase of property and equipment		(45)		(109)
Net cash used in investing activities		(45)		(109)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options		-		45
Increase in notes payable and other short-term advances		-		3,000
Decrease in notes payable and other short-term advances		(1,538)		(1,151)
Net cash provided by financing activities		(1,538)		4,445
Effect of foreign exchange rate on cash		(68)		19
Net increase (decrease) in cash		1,317		11
Cash, beginning of period		297		286
Cash, end of period	E	1,614	E	297
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	E	76	E	151
Supplemental Disclosure of Non-cash Financing Activities:
Issuance of 5,338,809 shares of common stock to settle acquisition-related contingent consideration	E	235	E	--

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.  On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Herpes Simplex which is at the pre-clinical stage, (ii) influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage. On December 27, 2013 Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. Mymetics will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and will receive monthly Collaboration and R&D fees, milestone payments for specific milestones during development and royalties at the time of commercialization.

As of December 31, 2014, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E67,421 at December 31, 2014. Further, the Company’s current liabilities exceed its current assets by E39,155 as of December 31, 2014, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency Translation

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income (loss). Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

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

RSV Corporation

In December 2013, the Company entered into an agreement with RSV Corporation. The agreement provides RSV Corporation with an exclusive license to the Company’s RSV technology in order to develop and commercialize respiratory syncytial virus virosome vaccines. The Company received a US$5 million upfront payment in connection with the execution of the agreement and the Company is entitled to receive milestone payments potentially totaling $77 million plus royalties on product sales, if any. The Company also is entitled to receive payments for research and development activities performed on behalf of RSV Corporation. RSV Corporation is responsible for the development, manufacturing, and marketing of any products resulting from this agreement.

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

IMUGENE Limited

In July 2014, the Company entered into a master service agreement with Imugene Limited. The agreement provides the terms and conditions upon which Imugene Limited may engage the Company to provide services to produce specific virosome based HER2/neu positive cancer vaccines by executing individual Work Orders with fixed price agreements. In consideration for the exclusive supply rights granted by the Company to Imugene, the Company received options to purchase 2.5 million common shares of Imugene with an exercise price of AUD 0.025 per share with an exercise period of 5 years, and is entitled to receive milestone payments potentially totaling CHF 2.8 million (None due yet) plus royalties on product sales, if any. The value of the options received is insignificant and has not been recorded. The Company also is entitled to receive payments for research and development activities performed on behalf of Imugene. The Company will recognize revenue under the proportional performance method.

TEXAS BIOMEDICAL RESEARCH INSTITUTE

In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates foundation with the objective to confirm previous results obtained in non human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non-human primate studies and in Phase I clinical settings. The Company will produce and transfer to Texas Biomedical Research Institute the original material using the Company’s background IP. The Company will recognize revenue under the proportional performance method.

PATH-MVI

In November 2014, the Company signed an agreement with PATH Malaria Vaccine Initiative (MVI) and the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases (NIAID), where Mymetics will develop and produce virosome based vaccine formulations for a malaria transmission-blocking vaccine candidate which will be based on two antigens provided by LMIV. The vaccine formulations will then be tested in animal models. PATH MVI will fund all activities under this project, which will start in January 2015. The Company will recognize revenue under the proportional performance method.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2014 or 2013. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2014 and 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2014, management believes there are no indications of impairment.

Contingent Consideration

The Company accounts for contingent consideration in a purchase business combination in accordance with applicable guidance provided within the business combination rules. As per the agreement with Norwood Immunology Ltd, which was last amended on February 3, 2014, the Company settled the contingent consideration liability with issuance of 5,338,809 shares of common stock in April 2014 and there are no further obligations towards Norwood.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2014 or 2013.  The Company’s United States tax returns are open to audit for the years ended December 31, 2010 to 2014. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2014. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2014.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the year ended December 31, 2014, options, warrants and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to strike and conversion prices being above market value.

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

For the year ended December 31, 2014, the weighted average number of shares was 302,280,308. For the same period, the total potential number of shares issuable of 505,134,202 includes 484,284,202 potential issuable shares related to convertible loans and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2014 or 2013. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

Mymetics didn’t grant any stock options to employees in 2014. See Note 4.

For the year ended December 31 2013, the Board of Directors of Mymetics awarded 20,600,000 incentive stock options to the employees and officers of the Company which were awarded on October 4, 2013 with an exercise price of USD 0.02 per share. 3,300,000 incentive stock options vested immediately, of which 3,100,000 were exercised as of December 31, 2014, and 17,300,000 vest in equal quantities through August 2017.

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

Concentrations

The Company enters into scientific collaboration agreements with selected partners such as Pevion Biotech Ltd., a Swiss company that granted Mymetics exclusive licenses to use their virosome vaccine delivery technology in conjunction with the Company’s AIDS and malaria preventive vaccines under development. Under this agreement, Pevion Biotech was committed to supply the actual Virosomes and perform their integration with the Company’s antigens, which required proprietary know-how, at Pevion’s premises. The agreement included specific mechanisms to mitigate the risk of losing a key component of Mymetics’ vaccines had Pevion become unable to meet its commitment.

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

In 2014, the Company derived most licensing revenue from its relationship with one collaborative partner, RSV Corporation. Most of the research and development support employed in 2014 is from the same collaborative partner. Furthermore, that same collaborative partner accounted for 98% of the receivables balance at December 31, 2013 and 79% of the receivables balance at December 31, 2014.

Recently Issued Accounting Standards

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

Note 2. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and a partner in Akerman LLP, the firm retained as legal counsel by the Company. Fees paid to the law firm in the years ended December 31, 2014 and 2013, amounted to E60 and E164, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes, which have a total carrying amount of E40,374, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	156	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	987	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	247	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,667
Accrued Interest		E	12,707

TOTAL LOANS AND NOTES		E	40,374

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

Note 3. Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2014		2013
U.S. Federal statutory rates on loss from operations	E	(1,113)	E	2,057
Effect of foreign statutory rate differences		(65)		(228)
Effect of exchange rate changes		(2,094)		805
Expiration/disallowance of net operating loss carry forwards		147		566
Permanent differences		(66)		(2,141)
Change in valuation allowance		3,173		(1,026)
Other				15

Income tax provision	E	(18)	E	48

Deferred tax asset is composed of the following:

	2014		2013

Licenses capitalized for United States tax purposes	E	853	E	928
IPR&D basis difference		(734)		(770)
Stock options		178		145
Foreign tax credit carry over		200		193
Net operating loss carry forwards
United States		18,593		16,710
Switzerland		885		884
The Netherlands		--		--
Luxembourg		184		182

		20,159		18,272
Less valuation allowance for deferred tax asset		(20,159)		(18,272)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2014, the Company had estimated net operating loss carry forwards which expire as follows:

	United States		Switzerland

2015		--		--
2016		--		1,380
2017		--		1,279
2018		592		473
2019		288		436
2020-2034		53,804		417
Perpetual		--		--
	E	54,684	E	3,585

Note 4. Stock Options

2001 Qualified Incentive Stock Option Plan:
The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors.

2009 Qualified Incentive Stock Option Plan:
During the year 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. Incentive stock options were awarded on June 30, 2010, for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 2,350,000 are vested and 1,000,000 are forfeited as of December 31, 2014. As part of the employment contract with the CFO of Mymetics, 1,000,000 employee incentive stock options were issued on July 1, 2010 with an exercise price of USD 0.19 per share, which are fully vested as of December 31, 2014.

2013 Qualified Incentive Stock Option Plan:

For the year ended December 31 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company. 20,600,000 incentive stock options were awarded on October 4, 2013 to the employees and officers of the Company with an exercise price of USD 0.02 per share. 3,300,000 incentive stock options vested immediately, of which 3,100,000 were exercised as of December 31, 2013, and 17,300,000 vest in equal quantities through August 2017.

No options were issued in the year ended December 31, 2014.

The Company recognized compensation expense related to the issued option grants of E97 and E71 for the years ended December 31, 2014 and 2013, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2014. As of December 31, 2014, a total of 12,975,000 shares of common stock with unrecognized compensation cost of E89 are unvested. The cost is expected to be recognized ratably through August 2017.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	3,682,500	$0.12 to $3.50	$0.17
Granted	20,600,000	$0.02	$0.02
Exercised	(3,100,000)	$0.02	$0.02
Expired/forfeited	(332,500)	$0.12 to $3.50	$0.33

Outstanding, December 31, 2013	20,850,000	$0.02 to $3.50	$0.04
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	--	--

Outstanding, December 31, 2014	20,850,000	$0.02 to $3.50	$0.04	8.21	$--

Exercisable, December 31, 2014	7,875,000	$0.02 to $0.19	$0.08	7.24	$--

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock. There was no intrinsic value associated with options exercised during the year at the time of exercise.

Outstanding and exercisable options by price range as of December 31, 2014, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.14	2,350,000	5.0	$0.14	2,350,000	$0.14
$0.19	1,000,000	5.5	$0.19	1,000,000	$0.19
$0.02	17,500,000	8.8	$0.02	4,525,000	$0.02
$0.02 - $ 0.19	20,850,000		$0.04	7,875,000	$0.08

The fair value of the options at the grant date is determined under the Black Scholes option pricing model. The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was E0.02 per share. During the year ended December 31, 2013, the following weighted-average assumptions were used:

Estimated volatility	157.63%
Risk free interest rate	0.32%
Expected dividend rate	--
Expected life	6 years

As of December 31, 2014, the 2013 Stock Option Plan has 8,400,500 shares available for future grants of stock options.

The Company will issue new shares upon the exercise of any options.

Note 5. Commitments and Contingencies

Total rent expense per year was E131 for 2014 and E117 for 2013. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2015.

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

Since the Company reduced the conversion price of the Bridge Loan to finance the acquisition from $0.80 to $0.50 in September 2010, the result is that the option allowed NIL to acquire 19,218,450 shares of common stock. Prior to this, the option allowed NIL to acquire 12,011,531 shares of common stock at $0.80 per share. The difference between the fair value calculation of the option at the original exercise price of $0.80 and the now established $0.50 per share is E484 was recorded as a general and administrative expense and an increase in additional paid-in capital.

The fair value of the options at the grant date is determined under the Black Scholes option pricing model. During the year ended December 31, 2014, the following wighted-average assumptions were used:

Risk free interest rate	0.38%
Expected dividends	0%
Expected term	1.5 years
Volatility	131.92%

This option expired on April 1, 2012.

During the first quarter of year 2013, Mymetics agreed with NIL to amend the terms and conditions of the E2,500 loan that expired on March 31, 2013. Under the terms of the Amendment, Mymetics agreed to make a series of payments as follows to release it from any obligation to share future revenues from the sale of Mymetics' intranasal influenza vaccine, RSV vaccine and HSV vaccine: (i) by April 30, 2013, E521 consisting of E500 of principal under the Loan Note and E21 of accrued interest for the month of April 2013 on the outstanding principal balance of E2,500 (ii) by May 31, 2013, E517 consisting of E500 of principal under the Loan Note and E17 of accrued interest for the month of May 2013 on the outstanding principal balance of E2,000, (iii) by September 30, 2013, accrued interest of E51 on the outstanding principal balance of E1,500 under the Loan Note and (iv) by March 31, 2014, E1,576 consisting of E1,500 to extinguish the outstanding principal balance of the Loan Note and E76 to extinguish the remaining unpaid accrued interest owed on the outstanding principal balance of the Loan Note. The Company fully repaid the note and accrued interest during the twelve  months ended December 31, 2014.

Note 7. Fair Value Measurements

The Company’s acquisition-related contingent consideration is measured at fair value on a recurring basis using Level 3 inputs.

The following table presents changes to the Company’s acquisition-related contingent consideration for the years ended December 31, 2014 and 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs(Level 3)
	Acquisition-related Contingent Consideration

	2014		2013

Balance at January 1	E	236	E	6,533
Settlement of liability		(236
Change in fair value		--		(6,297)
Balance at December 31	E	--	E	236

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 30, 2015

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 30, 2015

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 30, 2015

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 30, 2015

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 30, 2015

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 30, 2015

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 30, 2015

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 30, 2015