Form 10-Q
period 2015-03-31
MYMETICS CORP
filed 2015-05-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2015
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	March 31,		December 31,
	2015		2014

ASSETS
Current Assets
Cash	E	1,709	E	1,614
Receivables		299		278
Prepaid expenses		53		52
Total current assets		2,061		1,944

Property and equipment, net of accumulated depreciation of E314 at March 31, 2015 and E311 at December 31, 2014		126		129
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,124	E	11,010

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	837	E	725
Convertible notes payable to related parties		41,251		40,374
Total liabilities		42,088		41,099

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 850,000,000 shares authorized; issued 303,757,622 at March 31, 2015 and at December 31, 2014		2,530		2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,184		34,169
Accumulated deficit		(68,374)		(67,421)
Accumulated other comprehensive income		696		633
		(30,964)		(30,089)
	E	11,124	E	11,010

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014
Revenue
Research and Development services	$610	$527
Grants	52	--
	662	527
Expenses
Research and development	367	369
General and administrative	393	382
Bank fee	1	1
Depreciation	10	7
Directors' fees	5	5
Foreign exchange and other	193	(18)
	969	746
Operating Loss	(307)	(219)

Interest expense	643	678
Loss before income tax provision	(950)	(897)

Income tax provision	(3)	(12)
	(953)	(909)
Other comprehensive loss
Foreign currency translation adjustment	63	(18)
Comprehensive loss	$(890)	$(927)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended March 31, 2015		For The Three Months Ended March 31, 2014
Cash Flow from Operating Activities
Net Loss	E	(953)	E	(909)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		10		7
Stock compensation expense – options		15		28
Changes in operating assets and liabilities
Receivables		(21)		3,407
Accrued interests on notes payable and other short-term advances		877		642
Accounts payable		112		(201)
Other		(1)		(44)
Net cash provided by operating activities		39		2,930

Cash Flows from Investing Activities
Purchase of property and equipment		(7)		(4)
Net cash used in investing activities		(7)		(4)

Cash Flows from Financing Activities
Decrease in notes payable and other short-term advances		--		(1,538)
Net cash used in financing activities		--		(1,538)

Effect on foreign exchange rate on cash		63		(18)
Net change in cash		95		1,370

Cash, beginning of period		1,614		297
Cash, end of period	E	1,709	E	1,667
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	--	E	76

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2014.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2015 were of a normal and recurring nature.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.  On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Herpes Simplex which is at the pre-clinical stage, (ii) influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage. On December 27, 2013, Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. Mymetics will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and will receive monthly Collaboration and R&D fees, milestone payments for specific milestones during development and royalties at the time of commercialization.

As of March 31, 2015, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E68,374 at March 31, 2015. Further, the Company’s current liabilities exceed its current assets by E40,027 as of March 31, 2015, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

IMUGENE Limited

In July 2014, the Company entered into a master service agreement with Imugene Limited. The agreement provides the terms and conditions upon which Imugene Limited may engage the Company to provide services to produce specific virosome based HER2/neu positive cancer vaccines by executing individual Work Orders with fixed price agreements. In consideration for the exclusive supply rights granted by the Company to Imugene, the Company received options to purchase 2.5 million common shares of Imugene with an exercise price of AUD 0.025 per share with an exercise period of five years, and is entitled to receive milestone payments potentially totaling CHF 2.8 million (None due yet) plus royalties on product sales, if any. The value of the options received is insignificant and has not been recorded. The Company also is entitled to receive payments for research and development activities performed on behalf of Imugene. The Company recognizes revenue under the proportional performance method.

TEXAS BIOMEDICAL RESEARCH INSTITUTE

In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates foundation with the objective to confirm previous results obtained in non-human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non-human primate studies and in Phase I clinical settings. The Company will produce and transfer to Texas Biomedical Research Institute the original material using the Company’s background IP. The Company recognizes revenue under the proportional performance method.

PATH-MVI

In November 2014, the Company signed an agreement with PATH Malaria Vaccine Initiative (MVI) and the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases (NIAID), where Mymetics will develop and produce virosome based vaccine formulations for a malaria transmission-blocking vaccine candidate which will be based on two antigens provided by LMIV. The vaccine formulations will then be tested in animal models. PATH MVI will fund all activities under this project, which started in January 2015. The Company recognizes revenue under the proportional performance method.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2015 or December 31, 2014. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2014 and 2013 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of March 31, 2015, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2015 or at December 31, 2014.  The Company’s United States tax returns are open to audit for the years ended December 31, 2010 to 2014. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2011 to 2014. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2014.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended March 31, 2015, options, and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 494,877,358 at March 31, 2015 includes 474,027,358 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding stock options granted to employees.

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

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2015 or December 31, 2014.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2015 nor in the three months ended March 31, 2014.

Stock compensation expense amounted to E15 and E28 during the three months periods ended March 31, 2015 and 2014, respectively, and is included in the statement of operations within general and administrative expenses.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company generally has the following financial instruments: cash, receivables, accounts payable, and notes payable. The carrying value of cash, receivables and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes that it is not practicable to estimate the fair value of the notes payable due to the unique nature of these instruments.

CONCENTRATIONS

The Company derived 94% and 100% of Research and Development services revenue from its relationship with one collaborative partner during the three month periods ended March 31, 2015 and March 31, 2014, respectively. Furthermore, that same collaborative partner accounted for 79% of the receivables balance at December 31, 2014 and 65% of the receivables balance at March 31, 2015.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E7 and E23 for the period of three months ended March 31, 2015 and 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at March 31, 2015 and December 31, 2014.

Note 3. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E41,251 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2015:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	175	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,106	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	276	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,834
Accrued Interest		E	13,417

TOTAL LOANS AND NOTES		E	41,251

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

Note 4. Subsequent Events

On April 20, 2015 the Company announced that its subsidiary Mymetics BV in the Netherlands is leading a consortium that has been selected to receive project grants with a total value of €8.4 million. A total of €5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to €3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grants will fund the evaluation, development and manufacturing scale-up of thermo stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates for a period of three and a half years starting in May 2015.

Of the total amount, €3.4 million is directly attributable to Mymetics activities performed under the subsidiaries Mymetics B.V. and Mymetics S.A., with the balance going to the consortium partners, Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland).

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2015 and 2014 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2014 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2014 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2014.

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Revenue was E662 and E527 for the three months ended March 31, 2015 and 2014, respectively, both mainly related to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013.

Costs and expenses increased to E969 for the three months ended March 31, 2015 from E746 (29.9%) for the three months ended March 31, 2014, mainly due to the foreign exchange revaluation of existing US$ based loans from third party investors which generated an unrealized loss of E234 during the three months ended March 31, 2015. The unrealized loss was off-set against gains in US$ cash position, resulting in a new loss of E193.

Research and development expenses decreased to E367 in the current period from E369 (-0.5%) in the comparative period of 2014.

General and administrative expenses increased to E393 in the three months ended March 31, 2015 from E382 (2.9%) in the comparative period of 2014.

Interest expense decreased to E643 for the three months ended March 31, 2015 from E678 for the three months ended March 31, 2014 related to existing loans from third party investors.

The Company reported a net loss of (E953), or (E0.00) per share, for the three months ended March 31, 2015, compared to a net loss of (E909), or (E0.00) per share, for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,709 at March 31, 2015 compared to E1,614 at December 31, 2014.

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

As of March 31, 2015, we had an accumulated deficit of approximately E68 million, and had net loss of E953 in the three month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash provided in operating activities was E39 for the three month period ended March 31, 2015. During the three month period ending March 31, 2014 net cash provided in operating activities was E2,930 due to the decrease in receivables after having received the upfront cash payment related to the LCA.

Investing activities used cash of (E7) during the three months ended March 31, 2015, compared to (E4) for the comparable period in 2014, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the three months ended March 31, 2015 is NIL compared to (E1,538) of cash used for the three month period ended March 31, 2014, related to the repayment of a loan.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and nine employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

Our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, six full-time assistants and one part-time assistant.

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of RSV vaccine as per the LCA with RSVC and for the development of our HIV and Malaria vaccine candidates, which are funded through agreements the Bill and Melinda Gates Foundation and PATH MVI, respectively. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. In parallel we are continuing to seek partnerships and grant funding for our vaccine development activities.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

We anticipate that our normal operations will require approximately E3,000 in the year ending December 31, 2015. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

Monthly fixed and recurring expenses for "Property leases" of E14 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and E10 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 150 square meters.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of E13,417 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 3 to the financial statements).

RECENT FINANCING ACTIVITIES

During the three month period ending March 31, 2015, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our HIV and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We have enough cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2016 we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2015.

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

MYMETICS CORPORATION

Dated: May 13, 2015	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer