Form 10-Q
period 2015-06-30
MYMETICS CORP
filed 2015-08-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2015
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	June 30,		December 31,
	2015		2014

ASSETS
Current Assets
Cash	E	3,164	E	1,614
Receivable other		350		278
Prepaid expenses		51		52
Total current assets		3,565		1,944

Property and equipment, net of accumulated depreciation of E330 at June 30, 2015 and E311 at December 31, 2014		117		129
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	12,619	E	11,010

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Deferred revenue from grants	E	1,517	E	309
Accounts payable		754		416
Convertible notes payable to related parties		41,845		40,374
Total liabilities		44,116		41,099

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 850,000,000 shares authorized; issued 303,757,622 at June 30, 2015 and at December 31, 2014		2,530		2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,255		34,169
Accumulated deficit		(68,937)		(67,421)
Accumulated other comprehensive income		655		633
		(31,497)		(30,089)
	E	12,619	E	11,010

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2015		2014		2015		2014

Revenue
Research and Development services	E	552	E	515	E	1,162	E	1,042
Grants		476		--		528		--
		1,028		515		1,690		1,042
Expenses
Research and development		554		372		921		741
General and administrative		447		292		840		674
Bank fee		1		1		2		2
Depreciation		9		9		19		16
Directors' fees		5		5		10		10
Foreign exchange and other		(75)		3		118		(15)
		941		682		1,910		1,428
Income (Loss)		87		(167)		(220)		(386)

Interest Expense		643		634		1,286		1,312
Loss before income tax provision		(556)		(801)		(1,506)		(1,698)

Income tax provision		(7)		(12)		(10)		(24)
Net Loss		(563)		(813)		(1,516)		(1,722)

Other comprehensive Loss
Foreign currency translation adjustment		(41)		(9)		22		(27)
Comprehensive Loss	E	(604)	E	(822)	E	(1,494)	E	(1,749)

Basic earnings per share	E	(0.00)	E	(0.00)	E	(0.00)	E	(0.01)
Diluted earnings per share	E	(0.00)	E	(0.00)	E	(0.00)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended June 30,
	2015		2014

Cash Flow from Operating Activities
Net loss	E	(1,516)	E	(1,722)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation		19		16
Stock compensation expense – options		86		56
Changes in operating assets and liabilities
Receivables		(72)		3,432
Accrued interest on notes payable		1,471		1,287
Deferred revenue from grants		1,208		--
Accounts payable		338		(406)
Other		1		(44)
Net cash provided by operating activities		1,535		2,619

Cash Flows from Investing Activities
Purchase of property and equipment		(7)		(13)
Net cash used in investing activities		(7)		(13)

Cash Flows from Financing Activities
Payments on notes payable and other short-term advances		--		(1,538)
Net cash used in financing activities		--		(1,538)

Effect on foreign exchange rate on cash		22		(27)
Net change in cash		1,550		1,041

Cash, beginning of period		1,614		297
Cash, end of period	E	3,164	E	1,338

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	--	E	76

  The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2015 were of a normal and recurring nature.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Herpes Simplex which is at the pre-clinical stage, (ii) intranasal influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage. On December 27, 2013, Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. Mymetics will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and will receive monthly Collaboration and R&D fees, milestone payments for specific milestones during development and royalties at the time of commercialization.

As of June 30, 2015, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E68,937 at June 30, 2015. Further, the Company’s current liabilities exceed its current assets by E40,551 as of June 30, 2015, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

HORIZON 2020-SERI

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant will fund the evaluation, development and manufacturing scale-up of thermo stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics activities, with the remaining balance going to the consortium partners, Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland). The project duration is 42 months and started on May 4, 2015. In May 2015, the Company has received a pre-payment from the two granting organizations for a total value of E1.5 million. The Company recognizes revenue under the proportional performance method and recognized E219 for the three months ending June 30, 2015. The remaining amount received has been recorded as deferred revenue.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2015 or December 31, 2014. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2015 and 2014 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of June 30, 2015, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2015 or at December 31, 2014.  The Company’s United States tax returns are open to audit for the years ended December 31, 2010 to 2014. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2011 to 2014. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2014.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended June 30, 2015, options, and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and six months ended June 30, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 532,284,571 at June 30, 2015 includes 502,584,571 potential issuable shares related to convertible loans, and 29,700,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and six months ended June 30, 2014, the basic weighted average number of shares was 303,112,271, and 300,778,508, respectively. The weighted total potential number of shares issuable of 486,606,984 includes 465,756,984 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2015 or December 31, 2014.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. As part of the 2013 stock option plan, the Company issued 8,850,000 shares to individuals in the three and six months ended June 30, 2015. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2014.

Stock compensation expense amounted to E71 and E28 during the three month periods ended June 30, 2015 and 2014, respectively, and E86 and E56 during the six month periods ended June 30, 2015 and 2014, respectively, which is included in the statements of operations within general and administrative expenses.

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

CONCENTRATIONS

The Company derived 67% and 100% of revenue from its relationship with one collaborative partner during the six month periods ended June 30, 2015 and June 30, 2014, respectively. Furthermore, that same collaborative partner accounted for 60% and 79% of the receivables balance at June 30, 2015 and December 31, 2014, respectively.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel's law firm totaling E7 and E25 for the period of three and six months ending June 30, 2015 and E13 and E86 for three and six months ending June 30, 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2017 using either of two methods:

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at June 30, 2015 and December 31, 2014.

Note 3. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E41,845 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at June 30, 2015:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	171	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,082	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	270	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,800
Accrued Interest		E	14,045

TOTAL LOANS AND NOTES		E	41,845

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

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2015 and 2014 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2014 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2014 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2015.

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Revenue was E1,028 and E515 for the three months ended June 30, 2015 and 2014, respectively. The E1,028 consisted of E552 related to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 and E476 from the grant revenue recognized for the HIV and malaria projects.

Costs and expenses increased to E941 for the three months ended June 30, 2015 from E682 (38.0%) for the three months ended June 30, 2014 mainly due to in an increase in both general and administrative costs and in research and development costs.

Research and development expenses increased to E554 in the current period from E372 (48.9%) in the comparative period of 2014. This is mainly due to the increase in laboratory cost necessary to the MACIVIVA project with Horizon 2020/SERI, the malaria project with MVI - PATH and HIV project with Texas Biomedical.

General and administrative expenses increased to E447 in the three months ended June 30, 2015 from E292 (53.1%) in the comparative period of 2014. This is due to several additional cost incurred this year, such as; stock option expenses increase related to new issuances; additional marketing cost related to the projects press releases; new contract with exclusive financial advisor; company website design and increase in laboratory space in Leiden.

Other expenses decreased to E(75) for the three months ended June 30, 2015 from E3 (-2600.0%) for the six months ended June 30, 2014, mainly due to the foreign exchange revaluation of existing US$ based loans from third party investors.

Interest expense increased to E643 for the three months ended June 30, 2015 from E634 for the three months ended June 30, 2014 related to existing loans from third party investors.

The Company reported a net loss of (E563), or (E0.00) per share, for the three months ended June 30, 2015, compared to a net loss of (E813), or (E0.00) per share, for the three months ended June 30, 2014.

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Revenue was E1,690 and E1,042 for the six months ended June 30, 2015 and 2014, respectively. The E1,690 was related to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 and E528 was related to the grant revenue recognized for the HIV and malaria projects.

Costs and expenses increased to E1,910 for the six months ended June 30, 2015 from E1,428 (33.8%) for the six months ended June 30, 2014, mainly due to an increase in general and administrative costs and research and development costs.

Research and development expenses increased to E921 in the current period from E741 (24.3%) in the comparative period of 2014, due to the additional work related to the MACIVIVA project with Horizon 2020/SERI, the malaria project with MVI -PATH and the HIV project with Texas Biomedical.

General and administrative expenses increased to E840 in the six months ended June 30, 2015 from E674 (24.6%) in the comparative period of 2014. This is due to legal cost provision reversal in the six month period ended June 30, 2014, and several additional cost incurred this year, such as; stock option expenses increase related to new issuances; additional marketing cost related to the projects press releases; new contract with exclusive financial advisor; company website design and increase in laboratory space in Leiden.

Other expenses increased to E118 for the six months ended June 30, 2015 from E(15) (886.7%) for the six months ended June 30, 2014, mainly due to the foreign exchange revaluation of existing US$ based loans from third party investors.

Interest expense decreased to E1,286 for the six months ended June 30, 2015 from E1,312 for the six months ended June 30, 2014 related to existing loans from third party investors and related Norwood Immunology loan of E1,500, which has been settled on March 31, 2014.

The Company reported a net loss of (E1,516), or (E0.00) per share, for the six months ended June 30, 2015, compared to a net loss of (E1,722), or (E0.01) per share, for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E3,164 at June 30, 2015 compared to E1,614 at December 31, 2014.

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

As of June 30, 2015, we had an accumulated deficit of approximately E69 million, and had net loss of E1,516 in the six month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash provided in operating activities was E1,535 for the six month period ended June 30, 2015 due to the pre-payment received related to the MACIVIVA project from the Swiss and EU granting organizations. During the six month period ending June 30, 2014 net cash provided in operating activities was E2,619 due to the decrease in receivables after having received the upfront cash payment related to the LCA.

Investing activities used cash of (E7) during the six months ended June 30, 2015, compared to (E13) for the comparable period in 2014, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the six months ended June 30, 2015 is NIL compared to (E1,538) of cash used for the six month period ended June 30, 2014, related to the repayment of a loan.

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

We intend to continue to incur additional expenditures during the next 12 months for additional research and development of RSV vaccine as per the LCA with RSVC and for the development of our HIV and Malaria vaccine candidates, which are funded through agreements the Bill and Melinda Gates Foundation and PATH MVI, respectively. Additionally we have started the MACIVIVA project for the research and development of thermo stable vaccines. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above. In parallel we are continuing to seek partnerships and grant funding for our vaccine development activities.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties.

On June 19, 2015, the registrant, through its wholly-owned Swiss subsidiary, Mymetics SA ("Mymetics") entered into an Agreement with Breslin AG ("Breslin"), under which Breslin agrees to serve as the exclusive advisor to advise and support Mymetics in finding an industry partner to assist with the further development of the intranasal flu vaccine program which had successfully completed a clinical Phase I trial.  Solvay Pharmaceuticals, which was acquired by Abbott Laboratories in 2009, was a prior partner of Mymetics for the intranasal flu vaccine and had successfully completed a clinical Phase I trial with 100 patients but transferred the partnering rights back to Mymetics following a strategic refocusing by Abbott Laboratories.  Under the terms of the Agreement, Mymetics has agreed to pay to Breslin a retainer of €7,500 per month for six months, capped at €45,000, in addition to certain success fees for potential upfront and milestone payments and royalties based upon potential sales of Mymetics' intranasal flu vaccine product.

We anticipate that our normal operations will require approximately E3 million in the year ending December 31, 2015, which is financed by the research and development services and the grant agreements we have signed. We will seek to raise additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E14,045 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 3 to the financial statements).

RECENT FINANCING ACTIVITIES

During the six month period ending June 30, 2015, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2015.

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

MYMETICS CORPORATION

Dated: August 14, 2015	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer