Form 10-Q
period 2015-09-30
MYMETICS CORP
filed 2015-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2015
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	September 30,		December 31,
	2015		2014

ASSETS
Current Assets
Cash	E	2,648	E	1,614
Receivable other		209		278
Prepaid expenses		50		52
Total current assets		2,907		1,944

Property and equipment, net of accumulated depreciation of E362 at September 30, 2015 and E311 at December 31, 2014		115		129
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,959	E	11,010

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Deferred revenue from grants	E	1,312	E	309
Accounts payable		432		416
Convertible notes payable to related parties		42,458		40,374
Total liabilities		44,202		41,099

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 850,000,000 shares authorized; issued 303,757,622 at September 30, 2015 and at December 31, 2014		2,530		2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,288		34,169
Accumulated deficit		(69,727)		(67,421)
Accumulated other comprehensive income		666		633
		(32,243)		(30,089)
	E	11,959	E	11,010

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,				For The Nine months Ended September 30,
	2015		2014		2015		2014

Revenue
Research and Development services	E	448	E	635	E	1,610	E	1,677
Grants		246		--		774		--
		694		635		2,384		1,677
Expenses
Research and development		455		396		1,376		1,137
General and administrative		376		369		1,216		1,043
Bank fee		--		--		2		2
Depreciation		13		8		32		24
Directors' fees		5		5		15		15
Foreign exchange and other		(11)		68		107		53
		838		846		2,748		2,274

Income (Loss)		(144)		(211)		(364)		(597)

Interest Expense		642		642		1,928		1,954
Loss before income tax provision		(786)		(853)		(2,292)		(2,551)

Income tax provision		(4)		(2)		(14)		(26)
Net Loss		(790)		(855)		(2,306)		(2,577)

Other comprehensive Loss
Foreign currency translation adjustment		11		(29)		33		(56)
Comprehensive Loss	E	(779)	E	(884)	E	(2,273)	E	(2,633)

Basic earnings per share	E	(0.00)	E	(0.00)	E	(0.01)	E	(0.01)
Diluted earnings per share	E	(0.00)	E	(0.00)	E	(0.01)	E	(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine months Ended September 30,
	2015		2014

Cash Flow from Operating Activities
Net loss	E	(2,306)	E	(2,577)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation		32		24
Stock compensation expense – options		119		81
Changes in operating assets and liabilities
Receivables		69		3,401
Accrued interest on notes payable		2,084		2,057
Deferred revenue from grants		1,003		--
Accounts payable		16		(319)
Other		2		(11)
Net cash provided by operating activities		1,019		2,656

Cash Flows from Investing Activities
Purchase of property and equipment		(18)		(16)
Net cash used in investing activities		(18)		(16)

Cash Flows from Financing Activities
Payments on notes payable and other short-term advances		--		(1,538)
Net cash used in financing activities		--		(1,538)

Effect on foreign exchange rate on cash		33		(56)
Net change in cash		1,034		1,046

Cash, beginning of period		1,614		297
Cash, end of period	E	2,648	E	1,343

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	E	--	E	76

Supplemental Disclosure of Non-cash Financing Activities:
Issuance of 5,338,809 shares of common stock to settle acquisition-Related contingent consideration	E	--	E	236

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company" or “Mymetics”) set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2014.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending September 30, 2015 were of a normal and recurring nature.

    Mymetics was created for the purpose of engaging in vaccine research and development. Its main research efforts have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. On April 1, 2009 the Company successfully closed its acquisition of Bestewil Holding BV and Mymetics BV (previously Virosome Biologicals BV) and, as a result, has further increased the pipeline of vaccines under development to include (i) Herpes Simplex which is at the pre-clinical stage, (ii) intranasal influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage. On December 27, 2013, Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. Mymetics will continue to provide research and development activities for the pre-clinical phases and prepare for the upscale production, assay developments and provide further scientific advice on the development of the RSV virosome vaccine. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million and will receive monthly Collaboration and R&D fees, milestone payments for specific milestones during development and royalties at the time of commercialization.

    As of September 30, 2015, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration agreements for R&D services and some grant revenue. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E69,727 at September 30, 2015. Further, the Company’s current liabilities exceed its current assets by E41,295 as of September 30, 2015, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

    In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the RSV technology license and the research and development services including participation on the Joint Collaboration and Steering Committee (JCSC). The Company has determined that the RSV technology license has standalone value from the research services. As a result, the research services are considered a separate unit of accounting. The estimated selling prices for these units of accounting were determined based on market conditions and entity-specific factors such as the terms of the collaborators’ previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s RSV technology, the Company’s pricing practices and pricing objectives, and the nature of the research services to be performed for RSV Corporation and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. The Company recognized license revenue when the exclusive license was delivered pursuant to the terms of the agreement which was upon execution of the agreement. The Company does not control when RSV Corporation will reach certain development and commercialization’s milestones related to the RSV technology. As a result, the Company cannot predict when or if it will recognize the related milestone and royalty revenue. The Company will recognize research services revenue as the related services are delivered.

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

IMUGENE LIMITED

    In July 2014, the Company entered into a master service agreement with Imugene Limited. The agreement provides the terms and conditions upon which Imugene Limited may engage the Company to provide services to produce specific virosome based HER2/neu positive cancer vaccines by executing individual Work Orders with fixed price agreements. In consideration for the exclusive supply rights granted by the Company to Imugene, the Company received options to purchase 2.5 million common shares of Imugene with an exercise price of AUD 0.025 per share with an exercise period of five years, and is entitled to receive milestone payments potentially totaling CHF 2.8 million (None due yet) plus royalties on product sales, if any. The value of the options received is insignificant and has not been recorded. The Company also is entitled to receive payments for research and development activities performed on behalf of Imugene. The Company recognizes revenue under the proportional performance method. No activities are currently on going under this project.

TEXAS BIOMEDICAL RESEARCH INSTITUTE

    In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates foundation with the objective to confirm previous results obtained in non-human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non-human primate studies and in Phase I clinical settings. The Company will produce and transfer to Texas Biomedical Research Institute the original material using the Company’s background IP. The Company recognizes revenue under the proportional performance method and recognized E154 for the nine months ending September 30, 2015. In addition, fees received in advance for research and development services are recorded as deferred revenue and recognized ratably over the period that the services are provided.

PATH-MVI

    In November 2014, the Company signed an agreement with PATH Malaria Vaccine Initiative (MVI) and the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases (NIAID), where Mymetics will develop and produce virosome based vaccine formulations for a malaria transmission-blocking vaccine candidate which will be based on two antigens provided by LMIV. The vaccine formulations will then be tested in animal models. PATH MVI will fund all activities under this project, which started in January 2015. The Company recognizes revenue under the proportional performance method and recognized E250 for the nine months ending September 30, 2015. In addition, fees received in advance for research and development services are recorded as deferred revenue and recognized ratably over the period that the services are provided.

HORIZON 2020-SERI

    In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant will fund the evaluation, development and manufacturing scale-up of thermos-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics activities, with the remaining balance going to the consortium partners, Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland). The project duration is 42 months and started on May 4, 2015. In May 2015, the Company has received a pre-payment from the two granting organizations for a total value of E1.5 million. The Company recognizes revenue under the proportional performance method and recognized E165 and E370 for the three and nine months ending September 30, 2015, respectively. The remaining amount received has been recorded as deferred revenue.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2015 or December 31, 2014. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

   The Company has conducted its impairment testing as of April 1, of 2015 and 2014 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of September 30, 2015, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2015 or at December 31, 2014.  The Company’s United States tax returns are open to audit for the years ended December 31, 2010 to 2014. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2011 to 2014. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2014.

EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended September 30, 2015, options, and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

   For the three months ended September 30, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 541,314,490 at September 30, 2015 includes 511,734,490 potential issuable shares related to convertible loans, and 29,580,000 potential issuable shares related to outstanding stock options granted to employees.

   For the nine months ended September 30, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 537,477,128 at September 30, 2015 includes 511,734,490 potential issuable shares related to convertible loans, and 25,742,634 potential issuable shares related to outstanding stock options granted to employees.

   For the three and nine months ended September 30, 2014, the weighted average number of shares was 303,757,622, and 301,782,458, respectively. The weighted total potential number of shares issuable of 495,832,109 includes 474,982,109 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees, for the three months period ending September 30, 2014.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2015 or December 31, 2014.

STOCK-BASED COMPENSATION

   Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. As part of the 2013 stock option plan, the Company issued 8,850,000 shares to individuals in the nine months ended September 30, 2015. No shares were issued to individuals for the three months ended September 30, 2015. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2014.

Stock compensation expense amounted to E119 and E33 during the nine month periods ended September 30, 2015 and 2014, respectively, and E81 and E16 during the three month periods ended September 30, 2015 and 2014, respectively, which is included in the statements of operations within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 64% and 80% of revenue from its relationship with one collaborative partner during the nine month periods ended September 30, 2015 and September 30, 2014, respectively. Furthermore, that same collaborative partner accounted for 64% and 79% of the receivables balance at September 30, 2015 and December 31, 2014, respectively.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel's law firm totaling E8 and E46 for the period of three and nine months ending September 30, 2015 and E14 and E39 for three and nine months ending September 30, 2014, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at September 30, 2015 and December 31, 2014.

Note 3. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E42,458 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

   The details of the convertible notes and loans are as follows at September 30, 2015:
							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	169	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,067	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	267	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,780
Accrued Interest		E	14,678

TOTAL LOANS AND NOTES		E	42,458

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

Note 4. Subsequent Events

During October, Mymetics Board of Directors and a majority of its shareholders approved the increase of the authorized shares of Mymetics from 850 million to 1,000 million shares and a subsequent amendment to the certificate of incorporation of Mymetics. This increase is triggered to provision for the potential issuable shares from the accumulating interest on the convertible share holder loans. In November, a definitive Schedule 14C was submitted to the Securities and Exchange Commission to allow for the amendment to the certificate of incorporation to be effective by November 30, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics for the periods ended September 30, 2015 and 2014 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2014 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Revenue was E694 and E635 for the three months ended September 30, 2015 and 2014, respectively. E399 and E635 relate to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 for the respective periods ending September 30, 2015 and 2014. For the three months ended September 30, 2015, additional revenue of E246 was received from the grant revenue recognized for the HIV and malaria projects.

Costs and expenses decreased to E838 for the three months ended September 30, 2015 from E846 (-0.9%) for the three months ended September 30, 2014.

Research and development expenses increased to E455 in the current period from E396 (14.9%) in the comparative period of 2014. This is mainly due to the increase in laboratory cost necessary to the MACIVIVA project with Horizon 2020/SERI, the malaria project with MVI - PATH and HIV project with Texas Biomedical.

General and administrative expenses increased to E376 in the three months ended September 30, 2015 from E369 (1.9%) in the comparative period of 2014.

Interest expense was stable at E642 for the three months ended September 30, 2015 and for the three months ended September 30, 2014 related to existing loans from third party investors.

The Company reported a net loss of (E790), or (E0.00) per share, for the three months ended September 30, 2015, compared to a net loss of (E855), or (E0.00) per share, for the three months ended September 30, 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Revenue was E2,384 and E1,677 for the nine months ended September 30, 2015 and 2014, respectively and out of which, E1,516 was related to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 and E774 was related to the grant revenue recognized for the HIV and malaria projects for the nine months ended September 30, 2015.

Costs and expenses increased to E2,748 for the nine months ended September 30, 2015 from E2,274 (20.8%) for the nine months ended September 30, 2014, mainly due to an increase in general and administrative costs and research and development costs and foreign exchange revaluation of mainly positions in USD.

Research and development expenses increased to E1,376 in the current period from E1,137 (21.0%) in the comparative period of 2014, due to the additional work related to the MACIVIVA project with Horizon 2020/SERI, the malaria project with MVI -PATH and the HIV project with Texas Biomedical.

General and administrative expenses increased to E1,216 in the nine months ended September 30, 2015 from E1,043 (16.6%) in the comparative period of 2014. This is due to legal cost provision reversal in the nine month period ended September 30, 2014, and several additional cost incurred this year, such as; stock option expenses increase related to new issuances; additional marketing cost related to the projects press releases; new contract with exclusive financial advisor; company website design and increase in laboratory space in Leiden.

Interest expense decreased to E1,928 for the nine months ended September 30, 2015 from E1,954 for the nine months ended September 30, 2014 related to existing loans from third party investors.

The Company reported a net loss of (E2,306), or (E0.01) per share, for the nine months ended September 30, 2015, compared to a net loss of (E2,577), or (E0.01) per share, for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E2,648 at September 30, 2015 compared to E1,614 at December 31, 2014.

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

As of September 30, 2015, we had an accumulated deficit of approximately E70 million, and had net loss of E2,306 in the nine month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash provided in operating activities was E1,019 for the nine month period ended September 30, 2015 due to the pre-payment received related to the MACIVIVA project from the Swiss and EU granting organizations. During the nine month period ending September 30, 2014 net cash provided in operating activities was E2,656 due to the decrease in receivables after having received the upfront cash payment related to the LCA.

Investing activities used cash of (E18) during the nine months ended September 30, 2015, compared to (E16) for the comparable period in 2014, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the nine months ended September 30, 2015 is NIL compared to (E1,538) of cash provided for the nine month period ended September 30, 2014, related to the repayment of a loan.

   Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and nine employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

Our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, in addition to the full time Chief Scientific Officer, six full-time assistants and one part-time assistant.

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

   On June 19, 2015, through our wholly-owned Swiss subsidiary, Mymetics SA, we entered into an Agreement with Breslin AG ("Breslin"), under which Breslin agreed to serve as the exclusive advisor to advise and support Mymetics in finding an industry partner to assist with the further development of the intranasal flu vaccine program which had successfully completed a clinical Phase I trial.  Solvay Pharmaceuticals, which was acquired by Abbott Laboratories in 2009, was a prior partner of Mymetics for the intranasal flu vaccine and had successfully completed a clinical Phase I trial with 100 patients but transferred the partnering rights back to Mymetics following a strategic refocusing by Abbott Laboratories.  Under the terms of the Agreement, Mymetics has agreed to pay to Breslin a retainer of €7,500 per month for nine months, capped at €45,000, in addition to certain success fees for potential upfront and milestone payments and royalties based upon potential sales of Mymetics' intranasal flu vaccine product.

   We anticipate that our normal operations will require approximately E1 million in the year ending December 31, 2015, which is financed by the research and development services and the grant agreements we have signed. We will seek to raise additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E14,678 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 3 to the financial statements).

RECENT FINANCING ACTIVITIES

   During the nine month period ending September 30, 2015, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV and through the grants received for non-human primate study for the HIV vaccine at the Texas BioMedical Institute, the grant received for the transmission blocking malaria vaccine study with PATH-MVI and for the grants received from the Horizon 2020 program of the EU and SERI, which was signed in May 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2015.

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

MYMETICS CORPORATION

Dated: November 13, 2015	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer