Form 10-K
period 2015-12-31
MYMETICS CORP
filed 2016-03-23
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately U.S. $6,105,528 as of June 30, 2015, computed on the basis of the closing price on such date.

 As of March 23, 2016, there were 303,757,622 shares of the registrant's Common Stock outstanding.

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

PART I

ITEM 1.BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on developing next generation vaccines for infectious diseases, with five vaccine candidates in our pipeline: HIV-1/AIDS, intra nasal Influenza, Malaria, Herpes Simplex Virus (HSV) and the Respiratory Syncitial Virus (RSV) vaccine. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens. Our vaccines are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine   We believe that virosomes are the most promising vaccine delivery systems since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

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

Our strategy is to strengthen our virosome and membrane protein know how, expertise and intellectual property and extend the application of our key scientific approaches to new vaccines by:

•	Leveraging the effective and safe virosome vaccine technology and know-how
•	Building on our leading expertise in membrane proteins and lipid membranes
•	Advancing existing vaccine candidates through Phase II clinical trials with our partners
•	Maintaining a comprehensive IP portfolio
•	Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing
•	Entering into strategic partnerships with leading pharmaceutical companies and research organizations

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

Our current prophylactic HIV-1 vaccine candidate is constituted of virosomes linked to conserved antigens (epitopes) derived from the HIV-1 gp41 proteins from the clade B, the dominant clade found in Europe and North America. The vaccine is designed to trigger blood and mucosal antibodies of both isotype IgG and IgA, for example in the vaginal and intestinal tracts. The rationale for the design of the vaccine was based on the observation that certain people who are repeatedly exposed to HIV-1 do not contract infection; they were shown to have mucosal antibodies in the semen or vaginal secretions against the HIV-1 gp41 that apparently protect them. We intend for our vaccine to imitate “Mother Nature”.

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

Dec 2008: Approval to start Phase I clinical trials. After the ground breaking results of the monkey study in 2006 and 2008, a Phase I study proposal (IMPD, IB, clinical protocol, etc.) was submitted and approved by the Independent Ethics Committee (IEC) of the Ghent University Hospital. Mymetics received the approval and authorization from the Federal Agency for Medicines and Health Products (FAGG) in Belgium to conduct the clinical trial MYM-V101-CT08-101 (EudraCT number 2008-007306-10) for testing the drug product MYM-V101 (virosomes with the modified and lipidated P1).

Sep.- Oct. 2009: Production of the GMP-grade vaccine (MYMV101: virosomes-modified P1) for a Phase I clinical trial in Belgium. European competent authorities require GMP-grade products for clinical phase I. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones. Succeeding in the GMP production is considered a major achievement.

Dec. 2009 - Sep. 2010: Phase I clinical trial –“proof of principle” with the final signed report in July 2011. The trial demonstrated that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women, and confirmed the immunogenicity data previously obtained on monkeys. The drug product MYMV-101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in two Panels to monitor safety and mucosal immunogenicity. In each Panel, eight subjects received the vaccine and four subjects received the placebo through intra-muscular and intra-nasal administrations. The Phase I clinical trial achieved its primary objective and showed that the HIV vaccine MYMV101 was safe and well tolerated by healthy women. The secondary objective was also met as the presence of IgG and IgA antibodies in the serum of all vaccinated women was detected. Further, samples showed that mucosal antibodies in the vaginal and rectal secretions were present. Tested vaginal secretions could block in vitro the HIV-1 transcytosis, confirming the previous pre-clinical work. Mymetics could claim a shelf life of nine months for its MYM-V101 drug product. Results were published in PlosOne, February 20, 2013.

Oct. 2014 – to date: Start of a non-human primate study in collaboration with Texas Biomedical Research Institute in San Antonio, Texas which is funded by the Bill & Melinda Gates Foundation. Objective of the study is to confirm the results obtained in previous pre-clinical studies and investigate the role of the two antigens. Results are expected during the first half of 2016.

May 2015 – to date: the Company was selected to receive project grants funded as part of Horizon 2020, the European Union research and innovation framework program and by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant will fund the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. The consortium partners are Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland). The project duration is 42 months and started on May 4, 2015.

Next steps:
Towards the end of March 2016 we will obtain the results of the non-human primate study.  A successful study will trigger a phase where the mechnisms of protection will be analyzed and also start the planning of the clinical trial development for the Mymetics HIV vaccine candidate, building on the previous Phase I that already showed a good safety and tolerance profile and the induction of mucosal and humoral antibodies. Funding for the clinical trial development will be sought from partners and grant funding organizations. A combined Phase I/II on women and men might start by the end 2016 and an eventual market launch anticipated in 2025.

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

Next steps:
On January 25, 2016 Mymetics received notice from RSVC that it will no longer pursue the development of a vaccine technology for RSV in order to focus on other infectious therapies. The LCA which was signed on December 27, 2013, between Bestewil Holding BV and RSVC will formally be terminated as of July 25, 2016.  Mymetics will regain all the rights, results and data related to the research, development and commercialization once the license agreement with RSVC terminates. Both parties will work together in the coming months to facilitate this transfer.  In addition, Mymetics announced that it will be starting the development of a vaccine for Chikungunya and has started to investigate the possibilities of developing a vaccine for Zika.

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

Malaria

Malaria is a life-threatening disease caused by parasites that are transmitted to people through the bites of infected female mosquitoes.
About 3.2 billion people – almost half of the world’s population – are at risk of malaria. Young children, pregnant women and non-immune travellers from malaria-free areas are particularly vulnerable to the disease when they become infected. Malaria is preventable and curable, and increased efforts are dramatically reducing the malaria burden in many places. Between 2000 and 2015, malaria incidence among populations at risk (the rate of new cases) fell by 37% globally. In that same period, malaria death rates among populations at risk fell by 60% globally among all age groups, and by 65% among children under 5. Sub-Saharan Africa carries a disproportionately high share of the global malaria burden. In 2015, the region was home to 88% of malaria cases and 90% of malaria deaths.. (Source: WHO).

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

Nov. 2014; Mymetics signed an agreement with PATH Malaria Vaccine Initiative (MVI) and the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases (NIAID), where Mymetics will develop and produce virosome based vaccine formulations for a malaria transmission-blocking vaccine candidate which will be based on two antigens provided by LMIV. The vaccine formulations will then be tested in animal models. PATH MVI will fund all activities under this project, which started in January 2015. The Company recognizes revenue under the proportional performance method and recognized E306 for the year ending December 31, 2015. In addition, fees received in advance for research and development services are recorded as deferred revenue and recognized ratably over the period that the services are provided.

Next steps:
The collaboration with PATH-MVI and LMIV will deliver results during the first quarter of 2016. Depending on the success of this study, the next step could be to prepare for clinical trials for a malaria transmission-blocking virosome vaccine and also explore the possibilities to combine this vaccine with Mymetics first virosome vaccine candidate that focuses on the other two forms of the parasite.

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

Next steps:
Mymetics is seeking partners to further advance this vaccine candidate.

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

PEVION
During the year ended December 31, 2014, Pevion initiated a process of winding down and communicated their inability to continue to supply the virosomes needed for the HIV and malaria vaccines. Mymetics had taken the necessary steps to ensure the continuing supply of virosomes needed for the HIV and malaria vaccines. Mymetics terminated its agreements with Pevion Biotech in January 2014. Operations between Pevion Biotech and Mymetics had substantially ceased in 2013. Mymetics retained knowledge, rights and access to production and development of the HIV and malaria virosome vaccines by hiring key personnel.

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

RSV CORPORATION
On December 27, 2013 Mymetics signed a License and Collaboration Agreement with RSV Corporation (RSVC), a dedicated entity specifically set-up for developing the Mymetics RSV vaccine. Under this agreement Astellas Pharma Inc. will fund RSVC’s development of the virosome vaccine technology, licensed from Mymetics for the respiratory syncytial virus (RSV) through completion of a Phase 2b human proof‐of‐concept study. Based on the strategic partnership, Astellas received exclusive rights to acquire RSVC as well as further develop and commercialize the vaccine product. We continued to provide research and development activities for the pre-clinical phases and prepared for the upscale production, assay developments and provided further scientific advice on the development of the RSV virosome vaccine.

On January 25, 2016 Mymetics received notice from RSVC that it will no longer pursue the development of a vaccine technology for RSV in order to focus on other infectious therapies. The LCA which was signed on December 27, 2013, between Bestewil Holding BV and RSVC will formally be terminated as of July 25, 2016.  Mymetics will regain all the rights, results and data related to the research, development and commercialization once the license agreement with RSVC terminates. Both parties will work together in the coming months to facilitate this transfer.  In addition, Mymetics announced that it will be starting the development of a vaccine for Chikungunya and has started to investigate the possibilities of developing a vaccine for Zika.

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

EMPLOYEES

Ronald Kempers is our President and Chief Executive Officer.

Our Swiss subsidiary, Mymetics S.A., has on its payroll three employees: the Chief Scientific Officer, the Director of Finance and the Head of Manufacturing and Quality.

Mymetics B.V. has one full time executive officer (CSO), one full time Head of Non-clinical Development, one part time Admin assistant and four technicians.

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

WE HISTORICALLY HAVE INCURRED NET LOSSES, EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

We historically have incurred net losses. In the years ended December 31, 2015, and December 31, 2014, we sustained net losses of approximately E3,006,000 and E3,256,000, respectively. At December 31, 2015, we had an accumulated deficit of approximately E70,427,000.

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

We currently are engaged in research and development activities and do not have any commercially marketable products. The research and development process requires significant capital expenditures.

The RSV vaccine activities are funded through incoming revenue from RSV Corporation and will formally be terminated as of July 25, 2016.  We also have attracted funding from PATH-MVI for our malaria vaccine development and from the Bill & Melinda Gates Foundation for the non-human primate study for our HIV vaccine candidate at Texas Biomedical Research Institute. In April 2015, Mymetics announced that it was leading a consortium of companies that have received a grant worth a total of E8.4 million. The grant will fund the evaluation, development and manufacturing scale-up of thermos-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. These revenue streams and funds are not fully covering the costs of all our activities.

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

OUR PROPOSED VACCINES ARE IN THE DEVELOPMENT STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED BEFORE 2020, IF AT ALL.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since March 1, 2009, we are leasing office space in a life science campus near Lausanne (40 miles from Geneva). We lease 100 square meters for office space and houses our executive and scientific management and administrative operations.

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

FISCAL QUARTER ENDED	HIGH	LOW

2015
March 31	$0.030	$0.017
June 30	0.030	0.019
September 30	0.025	0.011
December 31	0.024	0.010

2014
March 31	$0.060	$0.055
June 30	0.030	0.030
September 30	0.040	0.026
December 31	0.025	0.021

(b)	Stockholders. At March 23, 2016, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.
(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.
(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2015.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)		(b)		(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--	(2)		$--
2009 Plan	3,350,000	(3)	$	U.S. 0.15
2013 Plan	10,620,000	(4)	$	U.S. 0.02	670,000
Total	13,970,000		$	U.S. 0.05	670,000

(1)  Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock
Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan.

(2)  (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2015.

(3) In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders.  We have granted 4,350,000 options under that Plan out of which 1,000,000 have been forfeited.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and allowed the issuance of 30,000,000 shares for this plan and granted a total of 20,600,000 options under that Plan, out of which 3,100,000 have been exercised by December 31, 2015. On April 9, 2015 the Board of Directors granted a total of 8,850,000 options under the same 2013 Plan, of which 120’000 have been forfeited.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2015 and ending on March 23, 2016, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2015 and 2014 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014:

We reached E3,154 and E2,402 in revenue for the years ending December 31, 2015 and 2014, respectively. For 2015 the revenue was mainly related to E1,985 R&D services from the RSV collaboration agreement with RSV Corp. and the recognition of E1,108 related to grant revenue from the HIV (E299), Malaria (E306) and Horizon 2020 (E503) related projects. In 2014 it was mainly related to E2,110 R&D services from the RSV collaboration agreement with RSV Corp., E249 from the collaboration with Imugene and the recognition of E40 related to grant revenue from the HIV related projects. Future revenues linked to research and development activities related to the RSV vaccine and possible milestone payments could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.

Research and development expenses increased to E1,727 in the current period from E1,565 in the comparative period of 2014, an increase of 10.4%. The increase of R&D was mainly related to the RSV vaccine development and the Horizon 2020 project development.

General and administrative expenses increased by 15.2% to E1,542 in the year ended December 31, 2015 from E1,338 in the comparable period of 2014.

Interest expense decreased by 1.4% to E2,571 in the year ended December 31, 2015 from E2,607 in the comparable period of 2014 due to foreign exchange impacts.

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

As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million, which was recognized in December 2013 and receives fixed monthly Collaboration and R&D fees and has rights to milestone payments for specific milestones during development and double digit royalties at the time of commercialization.

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

As consideration Mymetics has received a grant of E339, of which E40 has been recognized in the year ended December 31, 2014 and the balance fully recognized in the year ended December 31, 2015.

In November 2014, Mymetics virosome technology and know-how was chosen to develop a virosome based transmission blocking malaria vaccine by incorporating two antigens from the LMIV (NIAID). This project is fully funded by PATH MVI and grant revenue of E306 has been recognized in 2015 for this project.

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant will fund the evaluation, development and manufacturing scale-up of thermos-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics activities, with the remaining balance going to the consortium partners, Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland). The project duration is 42 months and started on May 4, 2015. In May 2015, the Company has received a pre-payment from the two granting organizations for a total value of E1.5 million. The Company recognizes revenue under the proportional performance method and recognized E503 for the year ended December 31, 2015. The remaining amount received has been recorded as deferred revenue.

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

Mymetics had invested approximately USD 4 million in the RSV vaccine candidate in the four years prior to the License and Collabotation Agreement (LCA) in addition to the acquisition price for Bestewil Holding paid by Mymetics in April 2009. Considering the units of accounting, we recognized the full (non-refundable, irrevocable, non-creditable) upfront license fee of USD 5 million in December 2013 as it had a standalone value.  RSVC can sublicense as long as such sublicense is subordinate and consists with the terms in the LCA.

With respect to the R&D services provided by Mymetics, RSVC could find third parties to perform the R&D services for which Mymetics is contracted. The R&D services, which includes participation in the JCSC are invoiced at the budgeted amounts to RSVC on a monthly basis in arrears.

In general, revenue related to the sale of products is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. Based on this review procedure, management has determined that the allowances at December 31, 2015 and 2014 are sufficient. We charge off receivables to the allowance when management determines that a receivable is not collectible. We may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, 2015 and 2014 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2015, management believes there are no indications of impairment.

STOCK BASED COMPENSATION POLICY

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

BUSINESS PLAN

We aim to be a lean and effective research and development company, focused on virosome based vaccines. Our core value lies in the know-how and intellectual property related to virosome based vaccines, membrane proteins and the mucosal immune response. We have in-house laboratory facilities and expertise and we subcontract some of our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results and retain all associated intellectual property. On rare occasions, we execute partnership agreements with companies offering technologies that can enhance our products.

We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated. Further, we will continue to seek partnerships with leading vaccine development groups, pharma companies and grant providing organizations for the vaccines we are developing.

Our business plan is predicated by the size and availability of our resources.  The short term focus of our research team is aimed on the execution of the R&D plan related to the license and collaboration agreement for our RSV vaccine candidate and the Horizon 2020 project. In parallel, we are eager to advance our promising Malaria and HIV-1 vaccine candidates by working closely with non-for-profit organizations and academic institutions like the Bill and Melinda Gates Foundation, the NIH, and the PATH Malaria Vaccine Initiative. We aim to find a strategic partner for our promising intra-nasal influenza vaccine that successfully finished a phase I with 110 people, For the longer term we will be working on new vaccine candidates based on our virosome technology that address a clear medical need.

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

LIQUIDITY AND CAPITAL RESOURCES

We had E2,381,000 cash at December 31, 2015, compared to E1,614,000 at December 31, 2014.

Our first significant revenue has been generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics has received an irrevocable and non-refundable upfront fee for the license of USD 5 million at the beginning of 2014 and we received fixed monthly collaboration and R&D fees and possible milestone payments for specific milestones during development and double digit royalties at the time of commercialization. For 2016, we anticipate to recognize small revenues related to the research and development activities with respect to the Horizon 2020 project. New significant revenues will not be expected,  unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of December 31, 2015, we had an accumulated deficit of approximately E70.4 million and generated net loss of E3,006,000 in the year ended December 31, 2015. The net loss in 2015 and 2014 were mainly associated with interest expenses on shareholder loans. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash in operating activities provided E730,000 for the year ended December 31, 2015, compared to a net cash provided of E2,968,000 for the year ended December 31, 2014 due to the receipt of the USD 5 million upfront payment from RSVC. The major factor in 2015 was the receipt of E1,510 related to the Horizon 2020 project.

Investing activities used cash of E20,000 for the year ended December 31, 2015 and E45,000 for the year ended December 31, 2014, both for the purchase of equipment in the Netherlands.

Financing activities didn’t provide any cash for the year ended December 31, 2015, compared to cash used of E1,538,000 for the year ended December 31, 2014, which is related to the repayment of remaining principal related to the Norwood Immunology loan.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E43,170,000 in the form of notes payable including interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted operational cash outflow, or cash burn rate, for 2016 is approximately E2,368,000 for research, fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2016 budget	12 Months
Revenue from R&D services for RSV vaccine	E	387,000

RSV R&D costs	E	387,000
Horizon 2020 R&D costs		888,000
Other R&D costs		500,000
Administration costs		980,000
Total	E	2,368,000

Management expects the cash outflow on R&D to stay minimal as the main focus will be on the RSV vaccine R&D activities, which will be offset by incoming related revenue, while keeping administrative costs relatively stable.

Included in the E980,000 administration costs are E150,000 of legal and patent fees to outside corporate counsel, E70,000 audit and review fees to the Company’s independent accountants.

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

We anticipate that our normal operations will require approximately E760,000 in the year ending December 31, 2016. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2015, the Company has filed or are in the process of filing several new grant applications with European as well as U.S. institutions in relation to our virosome based vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next twelve months. We have enough cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2016 we will seek additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person  to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2015, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2015.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors will expire at the Company’s 2016 annual meeting of stockholders, the term of the Class II directors will expire at the 2017 annual meeting of stockholders, and the term of the Class III directors will expire at the 2018 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	48	n/a

Thomas Staehelin (Class II)	Director	68	2017

Ernest M. Stern (Class II)	Director	65	2017

Ulrich Burkhard (Class III)	Director	55	2018

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

●	Dr. Jan Wilschut, former professor of Molecular Biology at the University of Groningen, The Netherlands.
●	Dr. Ruth Ruprecht, Scientist at Texas Biomedical Research Institute Department of Virology & Immunology and Director, Texas Biomed AIDS Research Program.

AUDIT COMMITTEE

The Company’s board of directors has appointed Ernest M. Stern and Dr. Thomas Staehelin to serve as members of its Audit Committee.  The board of directors has determined that Dr. Staehelin qualifies as our "audit committee financial expert" and is independent as that term is defined under NASDAQ Rule 4200(a)(15).

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2015, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2015, our Board of Directors held eight meetings, four of which were conducted by telephone conference call, one by written unanimous written consent and met three times in person.  All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2015.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2015.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2015, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) is composed of three non-Executive directors, Ulrich Burkhard, Ernst M. Stern and Thomas Staehelin.  The Compensation Committee does not have a charter. The Compensation Committee held one telephone conference in 2015.

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

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300,000 for the twelve months ending December 31, 2015. As a result of Mr. Kempers’s efforts, the Company paid an exceptional bonus in cash of E37,678 during the year ending December 31, 2015.

Compensation of Chief Scientific Officer

Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96,000 in calendar year 2004, the first full year of his employment by the Company.  The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Fleury’s efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company.  Dr. Fleury’s salary was first increased to E120,000 in 2005, then E180,000 in 2006 and E216,000 in 2007 based upon his success in the animal studies leading to the Company’s ability to commence Phase I clinical trials for its HIV-AIDS vaccine in addition to his role in the negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. As of January 1, 2010, Dr. Fleury’s based salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000 at the exchange rate at that time. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner was deleted in favor of stock options.

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)		Total Annual Compensation

Ronald Kempers	(6)	2015	282,000	37,678	-	-	119,122	-	-	E	438,800	(1)
(CEO)		2014	248,000	62,898	-	-	-	-	-	E	310,898	(1)
		2013	244,700	-	-	-	184,796	-	-	E	400,496	(1)

Sylvain Fleury, Ph. D.	(6)	2015	282,000	-	-	-	11,912-	-	-	E	293,912	(2)
		2014	248,000	-	-	-	-	-	-	E	248,000	(2)
		2013	244,700	-	-	-	9,903	-	-	E	225,903	(2)

Thomas Staehelin, Dr.		2015	10,000	-	-	-	-	-	-	E	10,000	(3)
		2014	10,000	-	-	-	-	-	-	E	10,000	(3)
		2013	10,000	-	-	-	-	-	-	E	10,000	(3)

Ernest Stern		2015	10,000	-	-	-	-	-	-	E	10,000	(4)
		2014	10,000	-	-	-	-	-	-	E	10,000	(4)
		2013	10,000	-	-	-	-	-	-	E	10,000	(4)

Ulrich Burkhard		2015	-	-	-	-	-	-	-	E	-	(5)
		2014	-	-	-	-	-	-	-	E	-	(5)
		2013	-	-	-	-	-	-	-	E	-	(5)

(1)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 19, 2012.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

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

Employment Agreements

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO since November 3, 2003 with a contract renewed June 30, 2013 for an indefinite period with three months notice.  Dr. Fleury receives an annual salary of CHF 300,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, the executive shall be eligible for an annual bonus to be paid in cash, stock or stock options.  If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled six months of his salary. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2015, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 23, 2016. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2016, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2015, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2015 and 2014:

	2015	2014

Audit Fees	$53,907	$60,977
Audit-Related Fees	--	--
Tax Fees	7,514	16,175
All Other Fees	-	-

Total	$61,421	$77,152

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2015 and 2014, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2015 and 2014, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)

10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)

10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)

11.1	Statement Regarding Calculation of Per Share Earnings.

14.1	Code of Ethics.

21.1	List of Subsidiaries

24.1	Powers of Attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.
(2)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.
(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.
(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.
(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.
(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.
(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.
(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.
(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.
(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.
(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.
(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.
(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.
(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.
(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.
(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.
(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.
(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.
(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.
(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.
(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.
(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.
(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.
(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.
(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.
(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.
(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.
(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.
(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.
(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.
(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.
(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.
(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.
(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.
(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.
(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.
(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.
(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.
(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.
(46)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.
(47)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.
(48)	Incorporated by reference to the Company's Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.
(49)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 02, 2012.
(50)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.
(51)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.

(52)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
(53)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 03, 2014.
(54)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on February 28, 2014.
(55)	Incorporated by reference to the Company's report on Form S-8 filed with the Securities and Exchange Commission on April 11, 2014.
(56)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.
(57)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.
(58)	Incorporated by reference to the Company's statement on Form SC 13D/A filed with the Securities and Exchange Commission on March 17, 2015.
(59)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2015.
(60)	Incorporated by reference to the Company's Schedule PRE 14C filed with the Securities and Exchange Commission on Octobre 26, 2015.
(61)	Incorporated by reference to the Company's Schedule DEF 14C filed with the Securities and Exchange Commission on Novembre 9, 2015.

 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Mymetics Corporation and Subsidiaries
Epalinges, Switzerland

We have audited the accompanying consolidated balance sheets of Mymetics Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mymetics Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 23, 2016

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In Thousands of Euros)

	2015		2014

ASSETS
Current Assets
Cash	E	2,381	E	1,614
Receivables		218		278
Prepaid expenses		66		52
Total current assets		2,665		1,944

Property and equipment, net of accumulated depreciation of E354 and E311 at December 31, 2015 and 2014, respectively		106		129
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,708	E	11,010

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	332	E	725
Deferred revenue from grants		1,098		--
Convertible notes payable to related parties		43,170		40,374
Total liabilities		44,600		41,099

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 1,000,000,000 and 850,000,000 shares authorized at December 31, 2015 and 2014, respectively; issued 303,757,622 at December 31, 2015 and and 2014		2,530		2,530

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,315		34,169
Accumulated deficit		(70,427)		(67,421)
Accumulated other comprehensive income		690		633
		(32,892)		(30,089)
	E	11,708	E	11,010

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2015 and 2014
 (In Thousands of Euros, Except Per Share Data)

	2015		2014
Revenues
Research and Development services	E	2,043	E	2,359
Interest		3		3
Grants		1,108		40
		3,154		2,402
Expenses
Research and development		1,727		1,565
General and administrative		1,542		1,338
Bank fee		3		3
Depreciation		43		33
Directors' fees		20		20
Other		209		110
		3,544		3,069
Operating Loss		(390)		(667)

Interest expense		2,571		2,607
Loss before income tax (provision) benefit		(2,961)		(3,274)

Income tax (provision) benefit		(45)		18
Net loss		(3,006)		(3,256)

Other comprehensive income (loss) Foreign currency translation adjustment		57		(68)
Comprehensive loss	E	(2,949)	E	(3,324)
Basic and diluted loss per share	E	0.00		0.00

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2014 to December 31, 2015
(In Thousands of Euros)

	Number of Shares		Par Value		APIC		Accumulated deficit		Accumulated Other Comprehensive Income		Total

Balance at December 31, 2013	298,418,813	E	2,491	E	33,876	E	(64,165)	E	701	E	(27,097)

Issuance of common stock for settlement of acquisition-related contingent consideration	5,338,809		39		196		-		-		235
Stock compensation expense – options	-		-		97		-		-		97
Net loss for the year	-		-		-		(3,256)		-		(3,256)
Translation adjustment	-		-		-		-		(68)		(68)
Balance at December 31, 2014	303,757,622	E	2,530	E	34,169	E	(67,421)	E	633	E	(30,089)

Stock compensation expense – options	-		-		146		-		-		146
Net loss for the year	-		-		-		(3,006)		-		(3,006)
Translation adjustment	-		-		-		-		57		57
Balance at December 31, 2015	303,757,622	E	2,530	E	34,315	E	(70,427)	E	690	E	(32,892)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014
(In Thousands of Euros)

	2015		2014
Cash Flows from Operating Activities
Net loss	E	(3,006)	E	(3,256)
Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation		43		33
Stock compensation expense-options		146		97
Changes in operating assets and liabilities,
Receivables		60		3,434
Accrued interests on notes payable		2,796		2,789
Deferred revenue from grants		1,098		308
Accounts payable		(393)		(441)
Other		(14)		4
Net cash provided by operating activities		730		2,968

Cash Flows from Investing Activities
Purchase of property and equipment		(20)		(45)
Net cash used in investing activities		(20)		(45)

Cash Flows from Financing Activities
Decrease in notes payable and other short-term advances		-		(1,538)
Net cash used in financing activities		-		(1,538)
Effect of foreign exchange rate on cash		57		(68)
Net increase in cash		767		1,317
Cash, beginning of period		1,614		297
Cash, end of period	E	2,381	E	1,614
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	E	-	E	76
Supplemental Disclosure of Non-cash Financing Activities:
Issuance of 5,338,809 shares of common stock to settle acquisition-related contingent consideration	E	-	E	235

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The amounts in the notes are rounded to the nearest thousand except for share and per share amounts.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. The Company has the following vaccines under development; (i) Herpes Simplex which is at the pre-clinical stage, (ii) influenza for elderly which has finished a clinical trial Phase I, and (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage.

As of December 31, 2015, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E70,427 at December 31, 2015. Further, the Company’s current liabilities exceed its current assets by E41,935 as of December 31, 2015, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On January 25, 2016 Mymetics received notice from RSV Corporation (RSVC) that it will no longer pursue the development of a vaccine technology for Respiratory Syncytial Virus (RSV) in order to focus on other infectious therapies. The LCA which was signed on December 27, 2013, between Bestewil Holding BV and RSVC will formally be terminated as of July 25, 2016.

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

HORIZON 2020

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant will fund the evaluation, development and manufacturing scale-up of thermos-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015. In May 2015, the Company has received a pre-payment from the two granting organizations for a total value of E1.5 million. The pre-payment has been recorded as a current liability as services are expected to be provided during 2016.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2015 or 2014. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2015 and 2014 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of December 31, 2015, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2015 or 2014. The Company’s United States tax returns are open to audit for the years ended December 31, 2012 to 2015. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2015. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2015.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common  period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the year ended December 31, 2015, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2014, the weighted average number of shares was 302,280,308. For the same period, the total potential number of shares issuable of 505,134,202 includes 484,284,202 potential issuable shares related to convertible loans and 20,850,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2015, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 550,464,410 includes 520,884,410 potential issuable shares related to convertible loans and 29,580,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2015 or 2014. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

Stock-Based Compensation

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

The Company didn’t award any stock options during the year ending December 30, 2014.

For the year ended December 31, 2015, the Board of Directors of Mymetics awarded 8,850,000 incentive stock options to the employees and officers of the Company which were awarded on April 9, 2015 with an exercise price of USD 0.023 per share. 1,770,000 incentive stock options vested immediately, 120,000 expired immediately and 6,960,000 vest in equal quantities though April 2019.

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

Concentrations

In 2015 and 2014, the Company derived 98% and 89%, respectively, of research and development services revenue from its relationship with one collaborative partner, RSV Corporation. Most of the research and development support employed in 2015 is from the same collaborative partner. Furthermore, that same collaborative partner accounted for 79% of the receivables balance at December 31, 2014 and 68% of the receivables balance at December 31, 2015.

Recently Issued Accounting Standards

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

Note 2. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and a partner in Akerman LLP, the firm retained as legal counsel by the Company. Fees paid to the law firm in the years ended December 31, 2015 and 2014, amounted to E30 and E60, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes, which have a total carrying amount of E43,170, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	175	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,100	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	275	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,827
Accrued Interest		E	15,343

TOTAL LOANS AND NOTES		E	43,170

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

Note 3. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:
	2015		2014
U.S. Federal statutory rates on net loss before income taxes	E	(1,004)	E	(1,113)
Effect of foreign statutory rate differences		(52)		(65)
Effect of exchange rate changes		(4,234)		(2,094)
Expiration/disallowance of net operating loss carry forwards		184		147
Permanent differences		(5)		(66)
Change in valuation allowance		5,156		3,173
Other		--		--

Income tax provision (benefit)	E	45	E	(18)

Deferred tax asset is composed of the following:
	2015		2014

Licenses capitalized for United States tax purposes	E	904	E	853
IPR&D basis difference		(770)		(734)
Stock options		181		178
Foreign tax credit carry over		243		200
Net operating loss carry forwards
United States		23,857		18,593
Switzerland		900		885
The Netherlands		--		--
Luxembourg		--		184

		25,315		20,159
Less valuation allowance for deferred tax asset		(25,315)		(20,159)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2015, the Company had estimated net operating loss carry forwards which expire as follows:

	United States		Switzerland

2016		--		1,548
2017		--		1,434
2018		720		531
2019		351		86
2020		517		--
2021-2035		68,580		--
Perpetual		--		--
	E	70,168	E	3,599

Note 4. Stock Options

2001 Qualified Incentive Stock Option Plan:
The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors.

2009 Qualified Incentive Stock Option Plan:
During 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company.

-
On June 30, 2010, incentive stock options were awarded for a total of 3,350,000 shares with an exercise price of USD 0.14 per share, of which 2,350,000 are vested and 1,000,000 are forfeited as of December 31, 2015.

-
On July 1, 2010, 1,000,000 employee incentive stock options were issued as part of the employment contract with the CFO of Mymetics,  with an exercise price of USD 0.19 per share, which are fully vested as of December 31, 2015.

2013 Qualified Incentive Stock Option Plan:
For the year ended December 31 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company:

-
On October 4, 2013, the Company awarded 20,600,000 incentive stock options to the employees and officers of the Company with an exercise price of USD 0.02 per share. 3,300,000 incentive stock options vested immediately, of which 3,100,000 were exercised as of December 31, 2014, and 17,300,000 vest in equal quantities through August 2017.

-	No options were issued in the year ended December 31, 2014.

-
On April 9, 2015, the Company issued 8,850,000 incentive stock options to the employees and officers of the Company with an exercise price of USD 0.023 per share. 1,770,000 incentive stock options vested immediately and 7,080,000 vest in equal quantities through August 2019.

The Company recognized compensation expense related to the issued option grants of E146 and E97 for the years ended December 31, 2015 and 2014, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2015. As of December 31, 2015, a total of 15,730,000 shares of common stock with unrecognized compensation cost of E128 are unvested. The cost is expected to be recognized ratably through August 2019.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	20,850,000	$0.02 to $3.50	$0.040
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	--	--

Outstanding, December 31, 2014	20,850,000	$0.02 to $3.50	$0.040
Granted	8,850,000	0.023	0.023
Exercised	--	--	--
Expired/forfeited	(120,000)	0.023	0.023

Outstanding, December 31, 2015	29,580,000	$0.02 to $0.19	$0.0362	7.84	$--

Exercisable, December 31, 2015	13,970,000	$0.02 to $0.19	$0.0527	7.11	$--

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock. There was no intrinsic value associated with options exercised during the year at the time of exercise.

Outstanding and exercisable options by price range as of December 31, 2015, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.14	2,350,000	4.0	$0.140	2,350,000	$0.140
$0.19	1,000,000	4.5	$0.190	1,000,000	$0.190
$0.02	17,500,000	7.8	$0.020	8,850,000	$0.020
$0.023	8,730,000	9.3	$0.023	1,770,000	$0.023
$0.02 - $ 0.19	29,580,000		$0.0362	13,970,000	$0.0527

The fair value of the options at the grant date is determined under the Black Scholes option pricing model. The weighted-average grant-date fair value of options granted during the year ended December 31, 2015 was E0.023 per share. During the year ended December 31, 2015, the following weighted-average assumptions were used:

Estimated volatility	170.47%
Risk free interest rate	1.32%
Expected dividend rate	--
Expected life	6 years

As of December 31, 2015, the 2013 Stock Option Plan has 670,000 shares available for future grants of stock options.

The Company will issue new shares upon the exercise of any options.

Note 5. Commitments and Contingencies

Total rent expense per year was E198 for 2015 and E131 for 2014. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2016.

Note 6. Subsequent Events

On January 25, 2016 Mymetics received notice from RSV Corporation (RSVC) that it will no longer pursue the development of a vaccine technology for Respiratory Syncytial Virus (RSV) in order to focus on other infectious therapies. The LCA which was signed on December 27, 2013, between Bestewil Holding BV and RSVC will formally be terminated as of July 25, 2016.  Mymetics will regain all the rights, results and data related to the research, development and commercialization once the license agreement with RSVC terminates. Both parties will work together in the coming months to facilitate this transfer.  In addition, Mymetics announced that it will be starting the development of a vaccine for Chikungunya and has started to investigate the possibilities of developing a vaccine for Zika.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 23, 2016

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 23, 2016

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 23, 2016

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 23, 2016

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 23, 2016

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 23, 2016

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 23, 2016

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 23, 2016