Form 10-Q
period 2016-03-31
MYMETICS CORP
filed 2016-05-12
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2016
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	March 31,		December 31,
	2016		2015

ASSETS
Current Assets
Cash	E	1,997	E	2,381
Receivables		112		218
Prepaid expenses		87		66
Total current assets		2,196		2,665

Property and equipment, net of accumulated depreciation of E324 at March 31, 2016 and E314 at December 31, 2015		96		106
In-process research and development		2,266		2,266
Goodwill		6,671		6,671
	E	11,229	E	11,708

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	145	E	416
Deferred revenue from grants		828		1,014
Convertible notes payable to related parties		43,719		43,170
Total liabilities		44,692		44,600

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued 303,757,622 at March 31, 2016 and at December 31, 2015		2,530		2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,343		34,315
Accumulated deficit		(71,020)		(70,427)
Accumulated other comprehensive income		684		690
		(33,463)		(32,892)
	E	11,229	E	11,708

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended		For The Three Months Ended
	March 31, 2016		March 31, 2015
Revenue
Research and Development services	E	219	E	610
Grants		186		52
		405		662
Expenses
Research and development		109		367
General and administrative		343		393
Bank fee		1		1
Depreciation		10		10
Directors' fees		5		5
Foreign exchange and other		(92)		193
		376		969
Operating (Loss) Income		29		(307)

Interest expense		642		643
Loss before income tax (provision) benefit		(613)		(950)

Income tax (provision) benefit		20		(3)
		(593)		(953)
Other comprehensive loss
Foreign currency translation adjustment		(6)		63
Comprehensive loss	E	(599)	E	(890)

Basic earnings per share	E	0.00	E	0.00
Diluted earnings per share	E	0.00	E	0.00

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flow from Operating Activities
Net Loss	$(593)	$(953)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities
Depreciation	10	10
Stock compensation expense – options	28	15
Changes in operating assets and liabilities
Receivables	106	(21)
Accrued interests on notes payable	549	877
Accounts payable	(271)	112
Deferred revenue from grants	(186)
Other	(21)	(1)
Net cash (used in) provided by operating activities	(378)	39

Cash Flows from Investing Activities
Purchase of property and equipment	--	(7)
Net cash used in investing activities	--	(7)

Effect on foreign exchange rate on cash	(6)	63
Net change in cash	(384)	95

Cash, beginning of period	2,381	1,614
Cash, end of period	$1,997	$1,709

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The amounts in the notes are shown in thousands of EURO rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2015.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2016 were of a normal and recurring nature.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria and has later expanded to other vaccines for infectious diseases since the acquisition of Bestewil Holding BV in April 2009. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. The Company has the following vaccines under development; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) intranasal influenza which has finished a clinical trial Phase I for which the Company is seeking partners (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage, (iv) HIV-1 which has finished a Phase I and is currently in a repeat non-human primate study with the Texas Biomedical Research Institute, (v) malaria, which has finished a Phase Ib and a malaria transmission blocking vaccine which is in pre-clinical study with PATH-MVI and LMIV and (vi) two vaccine candidates that are currently in a discovery phase, one for Chikungunya and one for Zika.

As of March 31, 2016, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generates some revenue through the licensing of its RSV vaccine and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E71,020 at March 31, 2016. Further, the Company’s current liabilities exceed its current assets by E42,496 as of March 31, 2016, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements.  In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator.  The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Factors considered in this determination include the research and manufacturing capabilities of the collaborator and the availability of technology research expertise in the general marketplace

RSV Corporation

    In December 2013, the Company entered into an agreement with RSV Corporation. The agreement provided RSV Corporation with an exclusive license to the Company’s RSV technology in order to develop and commercialize respiratory syncytial virus virosome vaccines. The Company received a US$5 million upfront payment in connection with the execution of the agreement and the Company was entitled to receive milestone payments potentially totaling $77 million plus royalties on product sales, if any. The Company also was entitled to receive payments for research and development activities performed on behalf of RSV Corporation. RSV Corporation was responsible for the development, manufacturing, and marketing of any products resulting from this agreement.

     In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the RSV technology license and the research and development services including participation on the Joint Collaboration and Steering Committee (JCSC). The Company determined that the RSV technology license had standalone value from the research services. As a result, the research services were considered a separate unit of accounting. The estimated selling prices for these units of accounting were determined based on market conditions and entity-specific factors such as the terms of the collaborators’ previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s RSV technology, the Company’s pricing practices and pricing objectives, and the nature of the research services to be performed for RSV Corporation and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. The Company recognized license revenue when the exclusive license was delivered pursuant to the terms of the agreement which was upon execution of the agreement. The Company recognized research services revenue as the related services were delivered.

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

TEXAS BIOMEDICAL RESEARCH INSTITUTE

 In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates foundation with the objective to confirm previous results obtained in non-human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccines candidates in preclinical non-human primate studies and in Phase I clinical settings. The Company produced and transferred to Texas Biomedical Research Institute the original material using the Company’s background IP. Results of the project with Texas Biomedical Research Institute was received in April 2016 (see note on subsequent events). The Company recognizes revenue under the proportional performance method.

PATH-MVI

In November 2014, the Company signed an agreement with PATH Malaria Vaccine Initiative (MVI) and the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases (NIAID), where Mymetics has developed and produced virosome based vaccine formulations for a malaria transmission-blocking vaccine candidate which are based on two antigens provided by LMIV. The vaccine formulations were then tested in animal models. PATH MVI funded all activities under this project, which started in January 2015 and ended in January 2016. The Company has recognized revenue under the proportional performance method.

HORIZON 2020

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015. In May 2015, the Company received a pre-payment from the two granting organizations for a total value of E1.5 million. The pre-payment has been recorded as a current liability and revenue has been recognized as services are delivered.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2016 or December 31, 2015. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has conducted its impairment testing as of April 1, of 2016 and 2015 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of March 31, 2016, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2016 or December 31, 2015. The Company’s United States tax returns are open to audit for the years ended December 31, 2012 to 2015. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2015. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2015.

EARNINGS PER SHARE

 Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2016 and 2015, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2016, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 559,614,329 at March 31, 2016 includes 530,034,329 potential issuable shares related to convertible loans and 29,580,000 potential issuable shares related to outstanding not expired options granted to employees.

    For the three months ended March 31, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 494,877,358 at March 31, 2015 includes 474,027,358 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2016 or December 31, 2015.

STOCK-BASED COMPENSATION

 Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2016 nor in the three months ended March 31, 2015.

Stock compensation expense amounted to E28 and E15 during the three months periods ended March 31, 2016 and 2015, respectively, and is included in the statement of operations within general and administrative expenses.

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

FAIR VALUE MEASUREMENTS

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1-	Quoted prices in active markets for identical assets or liabilities.
Level 2-	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

CONCENTRATIONS

    The Company derived 54% and 94% of revenue from its relationship with one collaborative partner during the three month periods ended March 31, 2016 and March 31, 2015, respectively. Furthermore, that same collaborative partner accounted for 68% of the receivables balance at December 31, 2015 and 38% of the receivables balance at March 31, 2016.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E5 and E7 for the period of three months ended March 31, 2016 and 2015, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at March 31, 2016 and December 31, 2015.

Note 3. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E43,719 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

   The details of the convertible notes and loans are as follows at March 31, 2016:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	167	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,057	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	264	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E	27,765
Accrued Interest		E	15,954

TOTAL LOANS AND NOTES		E	43,719

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

Note 4. Subsequent Events

    On April 5, 2016, the Company announced that the preclinical study funded by PATH-MVI and in collaboration with LMIV where Mymetics’ virosome based formulations for a malaria transmission-blocking vaccine candidate were tested and compared with other vaccine formulations, had been successful. The study showed that the virosome vaccine candidates, at the highest dose tested, generate high antibody titers against the required antigens and they were able to significantly reduce (97-100%) the transmission of the Plasmodium falciparum parasite. The Company is currently evaluating funding opportunities for the next steps of development.

On April 11, 2016, the Company announced that its innovative HIV vaccine candidate has shown to generate significant protection in groups of twelve female monkeys against repeated AIDS virus exposures during part of the preclinical study. The blinded study was led by Dr. Ruth Ruprecht, Scientist & Director of the Texas Biomed AIDS Research Program and was funded by the Bill & Melinda Gates foundation. During the first part of the study the Mymetics’ two-component virosome-based HIV vaccine was able to show significant efficacy of 87% in delaying the time to persistent infection versus the control group after 7 intravaginal virus challenges.  The study aimed to mimic the exposure of women to semen from HIV-infected men, although the viral dose of each of these 7 animal challenges represented about 70,000 times the average human HIV dose passed during sexual intercourse from an HIV-infected male to an uninfected female.  During the second part of the study the animal viral challenge dose was increased by 50% starting from the 8th challenge onward, reaching more than 100,000 times the average amount of virus passed from an infected man to a female partner.  At this virus dose, the vaccine did not show significant protection in the animals as the immune system was overloaded. The Company is currently evaluating funding opportunities for the analysis of the mechanisms of action of the vaccine.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2016 and 2015 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2015 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2015 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2015.

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Revenue was E405 and E662 for the three months ended March 31, 2016 and 2015, respectively, mainly related to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 and revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E376 for the three months ended March 31, 2016 from E969 (-61.2%) for the three months ended March 31, 2015, mainly due to the reversal of aged R&D cost accrual of E154 during the three months ended March 31, 2016. For the 3 months period ending March 31, 2016, foreign exchange revaluation of existing US$ based loans from third party investors generated an unrealized gain of E92. For the 3 months period ending March 31, 2015, foreign exchange revaluation of existing US$ based loans from third party investors generated an unrealized loss of E234, while this was off-set against gains in US$ cash position, however still resulting in loss of E193.

Research and development expenses decreased to E109 in the current period from E367 (-70.3%) in the comparative period of 2015,  mainly due to the reversal of aged R&D cost accrual of E154 during the three months ended March 31, 2016.

General and administrative expenses decreased to E343 in the three months ended March 31, 2016 from E393 (-12.7%) in the comparative period of 2015.

Interest expense decreased to E642 for the three months ended March 31, 2016 from E643 for the three months ended March 31, 2015 related to existing loans from third party investors.

The Company reported a net loss of (E593), or (E0.00) per share, for the three months ended March 31, 2016, compared to a net loss of (E953), or (E0.00) per share, for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,997 at March 31, 2016 compared to E2,381 at December 31, 2015.

 Our first significant revenue has been generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics had received an irrevocable and non-refundable upfront fee for the license of USD 5 million at the beginning of 2014 and we have received fixed monthly collaboration and R&D fees. Due to the ending of the License and Collaboration Agreement with RSVC, for 2016, we anticipate to recognize small revenues related to the research and development activities related to the RSV vaccine and some revenues related to the Horizon 2020 project. New significant revenues will not be expected, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of March 31, 2016, we had an accumulated deficit of approximately E71 million, and had net loss of E593 in the three month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E378 for the three month period ended March 31, 2016 mainly due to the decrease in research and development revenue received from RSV Corporation. During the three month period ending March 31, 2015 net cash provided in operating activities was E39.

Investing activities was NIL during the three months ended March 31, 2016, compared to (E7) of cash used for the comparable period in 2015 related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the three months ended March 31, 2016 and March 31, 2015 is NIL.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

Our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, four full-time technicians and one part-time assistant.

    We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV and Malaria vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

 In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated through a license and collaboration agreement and grant agreements

We anticipate that our normal operations will require approximately E1,650 in the year ending December 31, 2016. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E15,954 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 3 to the financial statements).

RECENT FINANCING ACTIVITIES

 During the three month period ending March 31, 2016, our principal source of funds has been revenues related to a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our HIV and malaria vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next nine months. We have enough cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2017, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2016.

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

MYMETICS CORPORATION

Dated: May 12, 2016	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer