Form 10-Q
period 2016-06-30
MYMETICS CORP
filed 2016-08-12
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2016
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	June 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	E1,496	E2,381
Receivables	151	218
Prepaid expenses	76	66
Total current assets	1,723	2,665

Property and equipment, net of accumulated depreciation of E333 at June 30, 2016 and E314 at December 31, 2015	87	106
In-process research and development	2,266	2,266
Goodwill	6,671	6,671
	E10,747	E11,708

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E64	E416
Deferred revenue from grants	638	1,014
Convertible notes payable to related parties	44,413	43,170
Total liabilities	45,115	44,600

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued 303,757,622 at June 30, 2016 and at December 31, 2015	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,360	34,315
Accumulated deficit	(71,944)	(70,427)
Accumulated other comprehensive income	686	690
	(34,368)	(32,892)
	E10,747	E11,708

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Research and Development services	E130	E552	E349	E1,162
Grants	193	476	379	528
	323	1,028	728	1,690
Expenses
Research and development	249	554	358	921
General and administrative	289	447	632	840
Bank fee	0	1	1	2
Depreciation	12	9	22	19
Directors' fees	5	5	10	10
Foreign exchange and other	50	(75)	(42)	118
	605	941	981	1,910

Income (Loss) from operations	(282)	87	(253)	(220)

Interest Expense	642	643	1,284	1,286
Loss before income tax (provision) benefit	(924)	(556)	(1,537)	(1,506)

Income tax (provision) benefit	--	(7)	20	(10)
Net Loss	(924)	(563)	(1,517)	(1,516)

Other comprehensive Loss
Foreign currency translation adjustment	2	(41)	(4)	22
Comprehensive Loss	E(922)	E(604)	E(1,521)	E(1,494)

Basic earnings per share	E(0.00)	E(0.00)	E(0.00)	E(0.00)
Diluted earnings per share	E(0.00)	E(0.00)	E(0.00)	E(0.00)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended June 30,
	2016	2015

Cash Flow from Operating Activities
Net loss	E(1,517)	E(1,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	22	19
Stock compensation expense – options	45	86
Changes in operating assets and liabilities
Receivables	67	(72)
Accounts payable	(352)	338
Deferred revenue from grants	(376)	1,208
Accrued interest on notes payable	1,243	1,471
Other	(10)	1
Net cash provided by (used in) operating activities	(878)	1,535

Cash Flows from Investing Activities
Purchase of property and equipment	(3)	(7)
Net cash used in investing activities	(3)	(7)

Effect on foreign exchange rate on cash	(4)	22
Net change in cash	(885)	1,550

Cash, beginning of period	2,381	1,614
Cash, end of period	E1,496	E3,164

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2016 were of a normal and recurring nature.

  Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria and has later expanded to other vaccines for infectious diseases since the acquisition of Bestewil Holding BV in April 2009. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. The Company has the following vaccines under development; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) intranasal influenza which has finished a clinical trial Phase I for which the Company is seeking partners (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage, (iv) HIV-1 which has finished a Phase I and has finished a repeat non-human primate study with the Texas Biomedical Research Institute, (v) malaria, which has finished a Phase Ib and a malaria transmission blocking vaccine which is in pre-clinical study with PATH-MVI and LMIV and (vi) two vaccine candidates that are currently in a discovery phase, one for Chikungunya and one for Zika.

  As of June 30, 2016, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through the licensing of its RSV vaccine and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E71,944 at June 30, 2016. Further, the Company’s current liabilities exceed its current assets by E43,392 as of June 30, 2016, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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
  In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the RSV technology license and the research and development services including participation on the Joint Collaboration and Steering Committee (JCSC). The Company has determined that the RSV technology license had standalone value from the research services. As a result, the research services were considered a separate unit of accounting. The estimated selling prices for these units of accounting were determined based on market conditions and entity-specific factors such as the terms of the collaborators’ previous collaborative agreements, recent preclinical and clinical testing results of therapeutic products that use the Company’s RSV technology, the Company’s pricing practices and pricing objectives, and the nature of the research services to be performed for RSV Corporation and market rates for similar services. The arrangement consideration was allocated to the deliverables based on the relative selling price method. The Company recognized license revenue when the exclusive license was delivered pursuant to the terms of the agreement which was upon execution of the agreement. The Company recognized research services revenue as the related services were delivered.

  On January 25, 2016 Mymetics received notice from RSV Corporation (RSVC) that it will no longer pursue the development of a vaccine technology for Respiratory Syncytial Virus (RSV) in order to focus on other infectious therapies. The LCA which was signed on December 27, 2013, between Bestewil Holding BV and RSVC has formally been terminated as of July 25, 2016.
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
TEXAS BIOMEDICAL RESEARCH INSTITUTE
  In September 2014, the Company entered into a material transfer agreement and fixed price contract with Texas Biomedical Research Institute. The agreement provides Texas Biomedical Research Institute the lead of a project which has been proposed to the Bill and Melinda Gates Foundation with the objective to confirm previous results obtained in non-human primates with these virosome based HIV vaccine candidates. The Company has tested these different formulations of virosome based HIV vaccine candidates in preclinical non-human primate studies and in Phase I clinical settings. The Company produced and transferred to Texas Biomedical Research Institute the original material using the Company’s background IP.
  On April 11, 2016, the Company announced that its innovative HIV vaccine candidate was shown to generate significant protection in groups of 12 female monkeys against repeated AIDS virus exposures during part of the preclinical study. The blinded study was led by Dr. Ruth Ruprecht, Scientist & Director of the Texas Biomed AIDS Research Program and was funded by the Bill & Melinda Gates Foundation. During the first part of the study the Mymetics’ two-component virosome-based HIV vaccine was able to show significant efficacy of 87% in delaying the time to persistent infection versus the control group after 7 intravaginal virus challenges. The study aimed to mimic the exposure of women to semen from HIV-infected men, although the viral dose of each of these 7 animal challenges represented about 70,000 times the average human HIV dose passed during sexual intercourse from an HIV-infected male to an uninfected female. During the second part of the study the animal viral challenge dose was increased by 50% starting from the 8th challenge onward, reaching more than 100,000 times the average amount of virus passed from an infected man to a female partner. At this virus dose, the vaccine did not show significant protection in the animals as the immune system was overloaded. The Company is currently evaluating funding opportunities for the analysis of the mechanisms of action of the vaccine. The Company recognizes revenue under the proportional performance method.
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
RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2016 or December 31, 2015. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

  The Company has conducted its impairment testing as of April 1, of 2016 and 2015 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of June 30, 2016, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2016 or December 31, 2015. The Company’s United States tax returns are open to audit for the years ended December 31, 2012 to 2015. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2015. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2015.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended June 30, 2016 and 2015, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and six months ended June 30, 2016, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 568,604,249 at June 30, 2016 includes 539,184,249 potential issuable shares related to convertible loans and 29,420,000 potential issuable shares related to outstanding not expired options granted to employees.

  For the three and six months ended June 30, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 532,284,571 at June 30, 2015 includes 502,584,571 potential issuable shares related to convertible loans, and 29,700,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2016 or December 31, 2015.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2016 nor in the six months ended June 30, 2015.

Stock compensation expense amounted to E28 and E15 during the three months periods ended June 30, 2016 and 2015, respectively, E45 and E86 during the six months periods ended June 30, 2016 and 2015, respectively, which is included in the statement of operations within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 40% and 53% of revenue from its relationship with one collaborative partner during the three month periods ended June 30, 2016 and June 30, 2015, respectively, and 48% and 56% during the six month periods ended June 30, 2016 and June 30, 2015, respectively. Furthermore, that same collaborative partner accounted for 68% of the receivables balance at December 31, 2015 and 66% of the receivables balance at June 30, 2016.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors.  The Company incurred professional fees to the counsel's law firm totaling E31 and E7 for the period of three months ended June 30, 2016 and 2015, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at June 30, 2016 and December 31, 2015.

Note 3. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E44,413 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

   The details of the convertible notes and loans are as follows at June 30, 2016:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E171	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E1,081	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E270	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		E27,799
Accrued Interest		E16,614

TOTAL LOANS AND NOTES		E44,413

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

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2016 and 2015 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2015 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Revenue was E323 and E1,028 for the three months ended June 30, 2016 and 2015, respectively, mainly related to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013, and E193 of grant revenue recognized for the work performed under the Horizon 2020 project during the three months ended June 30, 2016.

Costs and expenses decreased to E605 for the three months ended June 30, 2016 from E941 (-35.7%) for the three months ended June 30, 2015, mainly due the reduction in the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013, reversal of aged R&D cost accrual and foreign exchange revaluation of existing US$ based loans from third party investors.

Research and development expenses decreased to E249 in the current period from E554 (-55.1%) in the comparative period of 2015, mainly due the reduction in the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 and reversal of aged R&D cost accrual.

General and administrative expenses decreased to E289 in the three months ended June 30, 2016 from E447 (-35.3%) in the comparative period of 2015, mainly due to bonus (E46) and professional services related to the European Grant preparation (E67) paid during the three months ended June 30, 2015 .

Foreign exchange revaluation generated a net loss of E50 during the three months ended June 30, 2016 and a net gain of E75 during the three months ended June 30, 2015, which is due to the revaluation of existing US$ based loans from third party investors and US$ cash position.

The Company reported a net loss of (E924), or (E0.00) per share, for the three months ended June 30, 2016, compared to a net loss of (E563), or (E0.00) per share, for the three months ended June 30, 2015.

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Revenue was E728 and E1,690 for the six months ended June 30, 2016 and 2015, respectively. The decrease was mainly related to the reduction in the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 and reversal of aged R&D cost accrual.

Costs and expenses decreased to E981 for the six months ended June 30, 2016 from E1,910 (-48.6%) for the six months ended June 30, 2015, mainly due to the reversal of aged R&D cost accrual of E154 during the six months ended June 30, 2016 and reduced costs due to the termination of the RSVC project..

Research and development expenses decreased to E358 in the current period from E921 (-61.1%) in the comparative period of 2015, mainly due to the reversal of aged R&D cost accrual of E154 and a reduction in R&D labor and consumables cost due to the termination of the RSVC project during the six months ended June 30, 2016.

General and administrative expenses decreased to E632 in the six months ended June 30, 2016 from E840 (-24.8%) in the comparative period of 2015, mainly due to bonus (E46) and professional services related to the European Grant preparation (E67) paid during the six months ended June 30, 2015.

Foreign exchange revaluation generated a net gain of E42 during the six months ended June 30, 2016 and a net loss of E118 during the six months ended June 30, 2015, which is due to the revaluation of existing US$ based loans from third party investors and US$ cash position.

The Company reported a net loss of (E1,517), or (E0.00) per share, for the six months ended June 30, 2016, compared to a net loss of (E1,516), or (E0.00) per share, for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,496 at June 30, 2016 compared to E2,381 at December 31, 2015.

  Our first significant revenue has been generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics had received an irrevocable and non-refundable upfront fee for the license of USD 5 million at the beginning of 2014 and we have received fixed monthly collaboration and R&D fees. Due to the ending of the License and Collaboration Agreement with RSVC, for 2016, we anticipate recognizing significantly less revenue related to the research and development activities related to the RSV vaccine and some revenue related to the Horizon 2020 project. New significant revenues will not be expected, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of June 30, 2016, we had an accumulated deficit of approximately E72 million, and had net loss of E1,517 in the six month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E878 for the six month period ended June 30, 2016 mainly due to the decrease in research and development revenue received from RSV Corporation. During the six month period ending June 30, 2015 net cash provided in operating activities was E1,535.

Investing activities was (E3) during the six months ended June 30, 2016, compared to (E7) of cash used for the comparable period in 2015 related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the six months ended June 30, 2016 and June 30, 2015 is NIL.

  Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

  Our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, three full-time technicians and one part-time assistant.

  We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV and Malaria vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated through a license and collaboration agreement and grant agreements

  We anticipate that our normal operations will require approximately E1,150 in the year ending December 31, 2016. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

Monthly fixed and recurring expenses for "Property leases" of E12 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and E8 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 120 square meters.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of E16,614 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 3 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the six month period ending June 30, 2016, our principal source of funds has been revenues related to a HIV/MACIVIVA project with Horizon 2020/SERI and a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2016.

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

MYMETICS CORPORATION

Dated: August 12, 2016	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer