Form 10-Q
period 2016-09-30
MYMETICS CORP
filed 2016-11-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2016
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$1,104	$2,381
Receivable other	55	218
Prepaid expenses	69	66
Total current assets	1,228	2,665

Property and equipment, net of accumulated depreciation of E407 at September 30, 2016 and E374 at December 31, 2015	76	106
In-process research and development	2,266	2,266
Goodwill	6,671	6,671
	$10,241	$11,708

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$75	$416
Deferred revenue from grants	486	1,014
Convertible notes payable to related parties	45,033	43,170
Total liabilities	45,594	44,600

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value;850,000,000 shares authorized;issued 303,757,622 at September 30, 2016 and at December 31, 2015	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,378	34,315
Accumulated deficit	(72,947)	(70,427)
Accumulated other comprehensive income	686	690
	(35,353)	(32,892)
	$10,241	$11,708

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Research and Development services	$30	$448	$379	$1,610
Grants	149	246	528	774
	179	694	907	2,384
Expenses
Research and development	241	455	599	1,376
General and administrative	298	376	930	1,216
Bank fee	1	--	2	2
Depreciation	11	13	33	32
Directors' fees	5	5	15	15
Foreign exchange and other	(20)	(11)	(62)	107
	536	838	1,517	2,748

Loss from operations	(357)	(144)	(610)	(364)

Interest Expense	642	642	1,926	1,928
Loss before income tax (provision) benefit	(999)	(786)	(2,536)	(2,292)

Income tax (provision) benefit	(4)	(4)	16	(14)
Net Loss	(1,003)	(790)	(2,520)	(2,306)

Other comprehensive Loss
Foreign currency translation adjustment	--	11	(4)	33
Comprehensive Loss	$(1,003)	$(779)	$(2,524)	$(2,273)

Basic earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine Months Ended September 30,
	2016	2015

Cash Flow from Operating Activities
Net loss	$(2,520)	$(2,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	33	32
Stock compensation expense – options	63	119
Changes in operating assets and liabilities
Receivables	163	69
Accounts payable	(341)	16
Deferred revenue from grants	(528)	1,003
Accrued interest on notes payable	1,863	2,084
Other	(3)	2
Net cash provided by (used in) operating activities	(1,270)	1,019

Cash Flows from Investing Activities
Purchase of property and equipment	(3)	(18)
Net cash used in investing activities	(3)	(18)

Effect of foreign exchange rate on cash	(4)	33
Net change in cash	(1,277)	1,034

Cash, beginning of period	2,381	1,614
Cash, end of period	$1,104	$2,648

  The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending September 30, 2016 were of a normal and recurring nature.

    Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of HIV and malaria and has later expanded to other vaccines for infectious diseases since the acquisition of Bestewil Holding BV in April 2009. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. The Company has the following vaccines under development; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) intranasal influenza which has finished a clinical trial Phase I for which the Company is seeking partners (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage, (iv) HIV-1 which has finished a Phase I and has finished a repeat non-human primate study with the Texas Biomedical Research Institute, (v) malaria, which has finished a Phase Ib and a malaria transmission blocking vaccine which is in pre-clinical study with PATH-MVI and LMIV and (vi) two vaccine candidates that are currently in a discovery phase, one for Chikungunya and one for Zika.

    As of September 30, 2016, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through the licensing of its RSV vaccine and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since inception resulting in an accumulated deficit of E72,947 at September 30, 2016. Further, the Company’s current liabilities exceed its current assets by E44,366 as of September 30, 2016, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

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

  On April 11, 2016, the Company announced that its innovative HIV vaccine candidate was shown to generate significant protection in groups of 12 female monkeys against repeated AIDS virus exposures during part of the preclinical study. The blinded study was led by Dr. Ruth Ruprecht, Scientist & Director of the Texas Biomed AIDS Research Program and was funded by the Bill & Melinda Gates Foundation. During the first part of the study the Mymetics’ two-component virosome-based HIV vaccine was able to show significant efficacy of 87% in delaying the time to persistent infection versus the control group after seven intravaginal virus challenges. The study aimed to mimic the exposure of women to semen from HIV-infected men, although the viral dose of each of these seven animal challenges represented about 70,000 times the average human HIV dose passed during sexual intercourse from an HIV-infected male to an uninfected female. During the second part of the study the animal viral challenge dose was increased by 50% starting from the 8th challenge onward, reaching more than 100,000 times the average amount of virus passed from an infected man to a female partner. At this virus dose, the vaccine did not show significant protection in the animals as the immune system was overloaded. The Company is continuing its collaboration with the Texas Biomedical Research Institute to analyze the serum and mucosal samples to better understand the mechanisms of action of the vaccine. The Company recognizes revenue under the proportional performance method.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2016 or December 31, 2015. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

  The Company has conducted its impairment testing as of April 1, of 2016 and 2015 of its goodwill recognized in connection to the acquisition of Bestewil. In conclusion of this impairment testing, the carrying amount of the reporting unit was lower than the estimated fair value of the reporting unit. As the fair value of the reporting unit is higher than the carrying amount, Step 2 of the goodwill impairment test did not need to be completed. As of September 30, 2016, management believes there are no indications of impairment.

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

  The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2016 or December 31, 2015. The Company’s United States tax returns are open to audit for the years ended December 31, 2012 to 2015. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2015. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2015.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarter ended September 30, 2016 and 2015, options, and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three months ended September 30, 2016, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 577,568,516 at September 30, 2016 includes 548,334,168 potential issuable shares related to convertible loans, and 29,234,348 potential issuable shares related to outstanding stock options granted to employees.

  For the nine months ended September 30, 2016, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 577,580,317 at September 30, 2016 includes 548,334,168 potential issuable shares related to convertible loans, and 29,246,149 potential issuable shares related to outstanding stock options granted to employees.

  For the three months ended September 30, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 541,314,490 at September 30, 2015 includes 511,734,490 potential issuable shares related to convertible loans, and 29,580,000 potential issuable shares related to outstanding stock options granted to employees.

  For the nine months ended September 30, 2015, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 537,477,124 at September 30, 2015 includes 511,734,490 potential issuable shares related to convertible loans, and 25,742,634 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2016 or December 31, 2015.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2016. As part of the 2013 stock option plan, the Company awarded 8,850,000 stock options grants to individuals in the nine months ended September 30, 2015. No stock option grants were issued to individuals for the three months ended September 30, 2015.

Stock compensation expense amounted to E63 and E119 during the nine month periods ended September 30, 2016 and 2015, respectively, and E18 and E33 during the three month periods ended September 30, 2016 and 2015, respectively, which is included in the statements of operations within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 42% and 64% of revenue from its relationship with one collaborative partner during the nine month periods ended September 30, 2016 and September 30, 2015, respectively, and 17% and 57% of revenue from its relationship with one collaborative partner during the three month periods ended September 30, 2016 and September 30, 2015, respectively. Furthermore, that same collaborative partner accounted for 5% and 68% of the receivables balance at September 30, 2016 and December 31, 2015, respectively.

RELATED PARTY TRANSACTIONS

An individual employed by the law firm that acts as the Company's general counsel is a member of the Board of Directors. The Company incurred professional fees to the counsel's law firm totaling E15 and E51 for the period of three and nine months ending September 30, 2016 and E8 and E46 for three and nine months ending September 30, 2015, respectively.

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

Note 2. Intangible Assets

Intangible assets consisted of in process research and development at September 30, 2016 and December 31, 2015.

Note 3. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware) and short term convertible notes, which have a total carrying value of E45,033 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

   The details of the convertible notes and loans are as follows at September 30, 2016:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	$170	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	$500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	$1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	$1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	$2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	$1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	$1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	$1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	$5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	$100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	$200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	$2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	$2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	$1,070	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	$268	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	$400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	$100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	$1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	$200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	$322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	$80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	$480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	$120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	$200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	$50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	$500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	$125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	$240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	$60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	$400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	$150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	$600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	$170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	$680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	$60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	$240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	$80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	$320	(6)	10% pa	$0.018	1.3283
Total Short Term Principal Amounts		$27,785
Accrued Interest		$17,248

TOTAL LOANS AND NOTES		$45,033

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics for the periods ended September 30, 2016 and 2015 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2015 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2015 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2016.

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue was E179 and E694 for the three months ended September 30, 2016 and 2015, respectively. E30 and E448 relate to the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013 for the respective periods ending September 30, 2016 and 2015. For the three months ended September 30, 2016 and 2015, additional revenue of E149 and E246, respectively, was received from the grant revenue recognized for the HIV and malaria projects.

Costs and expenses decreased to E536 for the three months ended September 30, 2016 from E838 (-36.0%) for the three months ended September 30, 2015.

Research and development expenses decreased to E241 in the current period from E455 (-47.0%) in the comparative period of 2015. This is mainly due to the decrease in RSV related laboratory cost due to the cancellation of the LCA signed on December 27, 2013 between Bestewil Holding BV and RSVC, which has formally been terminated as of July 25, 2016.

General and administrative expenses decreased to E298 in the three months ended September 30, 2016 from E376 (-20.7%) in the comparative period of 2015.

Interest expense was stable at E642 for the three months ended September 30, 2016 and for the three months ended September 30, 2015 related to existing loans from third party investors.

The Company reported a net loss of (E1,003), or (E0.00) per share, for the three months ended September 30, 2016, compared to a net loss of (E790), or (E0.00) per share, for the three months ended September 30, 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenue was E907 and E2,384 for the nine months ended September 30, 2016 and 2015, respectively, out of which, E379 was related to the research and development services provided under the LCA with RSVC and E528 was related to grant revenue recognized for the HIV and malaria projects, during the nine months ended September 30, 2016. For the nine month period ending September 30, 2015, E1,610 was related to the research and development services provided under a LCA with RSVC and E774 was related to the grant revenue recognized for the HIV and malaria projects.

Costs and expenses decreased to E1,517 for the nine months ended September 30, 2016 from E2,748 (-44.8%) for the nine months ended September 30, 2015, mainly due to a decrease in general and administrative costs, research and development costs and foreign exchange revaluation of mainly positions in USD.

Research and development expenses decreased to E599 in the current period from E1,376 (-56.5%) in the comparative period of 2015, mainly due to the decrease in RSVC laboratory cost due to the cancellation of the LCA signed on December 27, 2013 between Bestewil Holding BV and RSVC, which has formally been terminated as of July 25, 2016.

General and administrative expenses decreased to E930 in the nine months ended September 30, 2016 from E1,216 (-23.5%) in the comparative period of 2015 mainly due to bonus (E46) and professional services related to the European Grant preparation (E67) paid during the nine months ended September 30, 2015.

Interest expense decreased to E1,926 for the nine months ended September 30, 2016 from E1,928 for the nine months ended September 30, 2015 related to existing loans from third party investors.

The Company reported a net loss of (E2,520), or (E0.01) per share, for the nine months ended September 30, 2016, compared to a net loss of (E2,306), or (E0.01) per share, for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,104 at September 30, 2016 compared to E2,381 at December 31, 2015.

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

As of September 30, 2016, we had an accumulated deficit of approximately E73 million, and had net loss of E2,520 in the nine month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E1,270 for the nine month period ended September 30, 2016 mainly due to the decrease in research and development revenue received from RSV Corporation.During the nine month period ending September 30, 2015 net cash provided in operating activities was E1,019.

Investing activities used cash of (E3) during the nine months ended September 30, 2016, compared to (E18) for the comparable period in 2015, all related to the purchase of equipment for our laboratory in Leiden.

Financing activities for the nine months ended September 30, 2016 and September 30, 2015 is NIL.

   Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and nine employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

   Our Swiss subsidiary, Mymetics S.A., has two employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, in addition to the full time Chief Scientific Officer, three full-time assistants and one part-time assistant.

   We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV and Malaria vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

   In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated through a license and collaboration agreement and grant agreements.

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

  We anticipate that our normal operations will require approximately E1,150 in the year ending December 31, 2016, which reflects in increased spending for the Horizon 2020 project .. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E17,248 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 3 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the nine month period ending September 30, 2016, our principal source of funds has been revenues related to a HIV/MACIVIVA project with Horizon 2020/SERI and a License and Collaboration Agreement (“LCA”) with RSV Corporation (“RSVC”) signed on December 27, 2013 to license Bestewil Holding BV.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2016.

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

MYMETICS CORPORATION

Dated: November 14, 2016	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer