Form 10-Q
period 2017-03-31
MYMETICS CORP
filed 2017-05-11
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to _________

Commission file number: 000-25132
MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	25-1741849
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

c/o Mymetics SA Route de la Corniche 4 Epalinges, Switzerland	CH-1066
Address of Principal Executive Offices	Zip Code

011 41 21 653 4535
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2017
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share Amounts)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	E1,537	E1,391
Receivables	171	170
Prepaid expenses	115	41
Total current assets	1,823	1,602

Property and equipment, net of accumulated depreciation of E426 at March 31, 2017 and E418 at December 31, 2016	76	67
Goodwill	6,671	6,671
	E8,570	E8,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E99	E120
Deferred revenue from grants	885	1,165
Non-convertible notes payable and related accrued interest to related parties	1,152	--
Convertible notes payable and related accrued interest to related parties	46,438	45,834
Total liabilities	48,574	47,119

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued 303,757,622 at March 31, 2017 and at December 31, 2016	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,404	34,392
Accumulated deficit	(77,630)	(76,391)
Accumulated other comprehensive income	692	690
	(40,004)	(38,779)
	E8,570	E8,340

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2017	March 31, 2016
Revenue
Research and Development services	E104	E219
Grants	279	186
	383	405
Expenses
Research and development	667	109
General and administrative	330	343
Bank fee	--	1
Depreciation	9	10
Directors' fees	5	5
Foreign exchange and other	(35)	(92)
	976	376
Operating (Loss) Income	(593)	29

Interest expense	646	642
Loss before income tax (provision) benefit	(1,239)	(613)

Income tax (provision) benefit	--	20
Net Loss	(1,239)	(593)
Other comprehensive loss
Foreign currency translation adjustment	2	(6)
Comprehensive loss	E(1,237)	E(599)

Basic earnings per share	E0.00	E0.00
Diluted earnings per share	E0.00	E0.00

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flow from Operating Activities
Net Loss	E(1,239)	E(593)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9	10
Stock compensation expense – options	12	28
Changes in operating assets and liabilities
Receivables	(1)	106
Accrued interests on notes payable	606	549
Accounts payable	(21)	(271)
Deferred revenue from grants	(280)	(186)
Other	(74)	(21)
Net cash used in operating activities	(988)	(378)

Cash Flows from Investing Activities
Purchase of property and equipment	(18)	--
Net cash used in investing activities	(18)	--

Cash Flows from Financing Activities
Increase in notes payable	1,150	--
Net cash provided by investing activities	1,150	--

Effect on foreign exchange rate on cash	2	(6)
Net change in cash	146	(384)

Cash, beginning of period	1,391	2,381
Cash, end of period	E1,537	E1,997

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2016.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2017 were of a normal and recurring nature.

  Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has the following vaccines in its pipeline. (i) Herpes Simplex which is at the preclinical stage and currently on hold, (ii) an intra nasal influenza vaccine which has finished a clinical trial Phase I, (iii) Respiratory Syncytial Virus (RSV) which is at the preclinical stage and currently on hold and (iv) Chikungunya virus at the discovery stage.

  As of March 31, 2017, the Company is in the preclinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through a small research project with Sanofi for influenza vaccines and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E77,630 at March 31, 2017. Further, the Company’s current liabilities exceed its current assets by E46,751 as of March 31, 2017, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

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

  Generally, exclusive license and or collaboration agreements contain nonrefundable terms for payments and, depending on the terms of the agreement, provide that the Company will (i) provide research services which are reimbursed at a contractually determined rate which includes margin for the Company, (ii) participate in a joint steering committee to monitor the progress of the research and development which will be reimbursed at a contractually determined rate which includes margin for the Company, (iii) earn payments upon the achievement of certain milestones and (iv) earn royalty payments at the time of commercialization until the later of expiration of the last to expire valid patent rights expire or 10 years after the first commercial sale. The Company may provide technical assistance and share any technology improvements with its collaborators during the term of the collaboration agreements. The Company does not directly control when any collaborator will request research or manufacturing services, achieve milestones or become liable for royalty payments. As a result, the Company cannot predict when it will recognize revenues in connection with any of the foregoing.

  The Company follows the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple Element Arrangements," and ASC Topic 605-28, "Revenue Recognition—Milestone Method," in accounting for these agreements. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has standalone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Factors considered in this determination include the research and manufacturing capabilities of the collaborator and the availability of technology research expertise in the general marketplace.

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

HORIZON 2020

  In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015. The Company received a pre-payment from the two granting organizations for a total value of E1.5 million in May 2015 and, in December 2016, the Company received a second tranche of E917 thousand from the EU which will be used to finance the next reporting covering the period of November 2016 to October 2017. Thereafter another tranche of funding from the EU will be received which, accumulated with earlier tranches, cannot exceed 90% of the agreed budget. The pre-payment has been recorded as a current liability and revenue has been recognized as services are delivered.

SANOFI PASTEUR BIOLOGICS

  On December 1, 2016, Mymetics Corporation entered into a material definitive Research Agreement with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi (SNY). The project will investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in preclinical settings. If this project is successful it could result in a further and more extensive collaboration between the two companies. The project duration is 6 to 12 months and started in January 2017.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2017 or December 31, 2016. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

  Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, the implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2017, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2017 or December 31, 2016. The Company’s United States tax returns are open to audit for the years ended December 31, 2013 to 2016. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2016. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2016.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2017 and 2016, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2017, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 595,734,007 at March 31, 2017 includes 566,634,007 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

  For the three months ended March 31, 2016, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 494,877,358 at March 31, 2016 includes 474,027,358 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2017 or December 31, 2016.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2017 nor in the three months ended March 31, 2016.

Stock compensation expense amounted to E12 and E28 during the three months periods ended March 31, 2017 and 2016, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 100% of revenue from its relationship with two different collaborative partners during the three month periods ended March 31, 2017 and March 31, 2016.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. The Company incurred professional fees to the counsel's law firms totaling E23 and E5 for the three months ended March 31, 2017 and 2016, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E47,237, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

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

  In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other, to supersede the current guidance by replacing the current two-step impairment test with a one-step impairment test. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company elected early adoption as of January 1, 2017. Adoption of this is not expected to impact the Company's consolidated financial statements.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E47,590 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

  The details of the convertible notes and loans are as follows at March 31, 2017:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	$178	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	$500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	$1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	$1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	$2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	$1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	$1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	$1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	$5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	$100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	$200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	$2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	$2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	$1,123	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	$281	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	$400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	$100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	$1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	$200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	$322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	$80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	$480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	$120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	$200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	$50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	$500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	$125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	$240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	$60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	$400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	$150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	$600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	$170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	$680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	$60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	$240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	$80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	$320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	01/03/2017	E	$230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	01/03/2017	E	$920	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	$29,009
Accrued Interest		E	$18,581

TOTAL LOANS AND NOTES		E	$47,590

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

(7) On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,840 and E460, respectively, with a 2.5% interest per annum and a maturity date of February 28, 2018. The first 50% of the promissory Notes of E920 and E230, respectively, are provided immediately. The second 50% of the promissory notes of E920 and E230, respectively, shall be issued within six (6) months of that date of this.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2017 and 2016 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2016 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2016 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2016.

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Revenue was E383 and E405 for the three months ended March 31, 2017 and 2016, respectively, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants and the Research Agreement with Sanofi Pasteur Biologics (only for 2017), to investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in preclinical settings.

Costs and expenses increased to E976 for the three months ended March 31, 2017 from E376 (159.6%) for the three months ended March 31, 2016, mainly due to the subcontracting services of E372 paid to PXT, related to the Horizon 2020 Maciviva project.

Research and development expenses increased to E667 in the current period from E109 (511.9%) in the comparative period of 2016, mainly due to the to the subcontracting services of E372 paid to PXT during the three month period ending March 2017, and an R&D cost accrual reversal of E154 during the three months ended March 31, 2016.

General and administrative expenses decreased to E330 in the three months ended March 31, 2017 from E343 (-3.8%) in the comparative period of 2016.

Interest expense increased to E646 for the three months ended March 31, 2017 from E642 for the three months ended March 31, 2016 related to existing loans from third party investors.

The Company reported a net loss of (E1,239), or (E0.00) per share, for the three months ended March 31, 2017, compared to a net loss of (E593), or (E0.00) per share, for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,537 at March 31, 2017 compared to E1,391 at December 31, 2016.

  Our first significant revenue has been generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics had received an irrevocable and non-refundable upfront fee for the license of USD 5 million at the beginning of 2014 and we have received fixed monthly collaboration and R&D fees. This license and collaboration agreement has ended in 2016. For 2017, we anticipate to recognize small revenues related to the Research Agreement with Sanofi Pasteur Biologics, to investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in preclinical settings and some revenues related to the Horizon 2020 project. New significant revenues will not be expected, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of March 31, 2017, we had an accumulated deficit of approximately E78 million, and had net loss of E1,239 in the three month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E988 for the three month period ended March 31, 2017 mainly due to the subcontracting services paid to PXT related to the Maciviva project of E372. During the three month period ending March 31, 2016 net cash used in operating activities was E378.

Net cash used in investing activities was (E18) during the three months ended March 31, 2017, related to the purchase of equipment for our laboratory in Leiden, compared to NIL for the comparable period in 2016.

Financing activities provided net cash of E1,150 for the three months ended March 31, 2017, related to promissory notes from our main investors, and NIL for the comparable period ended March 31, 2016.

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

  We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV, Influenza and Chikungunya vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated through a license and collaboration agreement and grant agreements

  We anticipate that our normal operations will require approximately E1,790 in the year ending December 31, 2017. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E18,581 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the three month period ending March 31, 2017, our principal source of funds has been revenues related to the Horizon 2020 project and the Research Agreement with Sanofi Pasteur Biologics and additionally promissory notes from our two main investors.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

  We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

  Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next nine months. We have enough cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2018, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2017.

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

Not Applicable

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

MYMETICS CORPORATION

Dated: May 11, 2017	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer