Form 10-Q/A
period 2017-03-31
MYMETICS CORP
filed 2017-05-18
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2017
Common Stock, $0.01 par value	303,757,622

Explanatory Note

On May 11, 2017 Mymetics Corporation, a Delaware corporation (“Mymetics”) filed a quarterly report on Form 10-Q and inadvertently checked a box on the cover page that was only applicable to issuers involved in bankruptcy proceedings during the last five years stating that the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. This Amendment No. 1 to Form 10-Q/A amends and restates the cover page to not check any box in response to this disclosure item. Except as so amended, the Form 10-Q for the quarter ended March 31, 2017 is unchanged. This Amendment No. 1 to Form 10-Q/A speaks as of the filing date of the Form 10-Q for the quarter ended March 31, 2017 and does not reflect events that may have occurred subsequent to that date.

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

MYMETICS CORPORATION

Dated: May 18, 2017	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer