Form 10-Q
period 2017-06-30
MYMETICS CORP
filed 2017-08-10
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2017
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share And Per Share Amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	E1,623	E1,391
Receivables	66	170
Prepaid expenses	50	41
Total current assets	1,739	1,602

Property and equipment, net of accumulated depreciation of E353 at June 30, 2017 and E418 at December 31, 2016	83	67
Goodwill	6,671	6,671
	E8,493	E 8,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E39	E120
Deferred revenue from grants	1,159	1,165
Non-convertible notes payable and related accrued interest to related parties	1,160	--
Convertible notes payable and related accrued interest to related parties	46,912	45,834
Total liabilities	49,270	47,119

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued 303,757,622 at June 30, 2017 and at December 31, 2016	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,414	34,392
Accumulated deficit	(78,402)	(76,391)
Accumulated other comprehensive income	681	690
	(40,777)	(38,779)
	E 8,493	E 8,340

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Research and development services	E98	E130	E202	E349
Grants	219	193	498	379
	317	323	700	728
Expenses
Research and development	300	249	967	358
General and administrative	294	289	624	632
Bank fee	1	0	1	1
Depreciation	9	12	18	22
Directors' fees	5	5	10	10
Foreign exchange and other	(172)	50	(207)	(42)
	437	605	1,413	981

Operating (loss)	(120)	(282)	(713)	(253)

Interest expense	649	642	1,295	1,284
Loss before income tax (provision) benefit	(769)	(924)	(2,008)	(1,537)

Income tax (provision) benefit	(3)	--	(3)	20
Net loss	(772)	(924)	(2,011)	(1,517)

Other comprehensive loss
Foreign currency translation adjustment	(11)	2	(9)	(4)
Comprehensive loss	E(783)	E(922)	E(2,020)	E(1,521)

Basic earnings per share	(0.00)	(0.00)	(0.01)	(0.00)
Diluted earnings per share	E(0.00)	E (0.00)	E (0.01)	E(0.00)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flow from Operating Activities
Net loss	E(2,011)	E(1,517)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18	22
Stock compensation expense – options	24	45
Changes in operating assets and liabilities
Receivables	104	67
Accrued interests on notes payable	1,088	1,243
Accounts payable	(81)	(352)
Deferred revenue from grants	(6)	(376)
Other	(9)	(10)
Net cash used in operating activities	(873)	(878)

Cash Flows from Investing Activities
Purchase of property and equipment	(34)	(3)
Net cash used in investing activities	(34)	(3)

Cash Flows from Financing Activities
Increase in notes payable	1,150	--
Net cash provided by investing activities	1,150	--

Effect on foreign exchange rate on cash	(11)	(4)
Net change in cash	232	(885)

Cash, beginning of period	1,391	2,381
Cash, end of period	E1,623	E1,496

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the six-month period ending June 30, 2017 were of a normal and recurring nature.

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

??As of June 30, 2017, the Company is in the preclinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through a small research project with Sanofi for influenza vaccines and from collaboration and grant agreements for R&D services. Management believes that the Company?s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E78,402 at June 30, 2017. Further, the Company’s current liabilities exceed its current assets by E47,531 as of June 30, 2017, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive loss. Transaction gains or losses are included in operating expenses in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

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

HORIZON 2020

  In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015. The Company received a pre-payment from the two granting organizations for a total value of E1.5 million in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which will be used to finance the next reporting covering the period of November 2016 to October 2017. Thereafter another tranche of funding from the EU will be received which, accumulated with earlier tranches, cannot exceed 90% of the agreed budget. The pre-payments have been recorded as a current liability and revenue has been recognized as services are delivered.

SANOFI PASTEUR BIOLOGICS

  On December 1, 2016, Mymetics Corporation entered into a material definitive Research Agreement with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi (SNY). The project will investigate the immunogenicity of influenza vaccines based on the Company’s proprietary virosome technology platform in preclinical settings. If this project is successful it could result in a further and more extensive collaboration between the two companies. The project duration is six to twelve months and started in January 2017. The revenue is recognized upon delivery of the contractual material.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2017 or December 31, 2016. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

  Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. An impairment loss would be recognized for the excess of a reporting unit's carrying amount over its fair value. As of June 30, 2017, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2017 or December 31, 2016. The Company’s United States tax returns are open to audit for the years ended December 31, 2013 to 2016. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2016. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2016.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended June 30, 2017 and 2016, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and six months ended June 30, 2017, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 604,883,926 at June 30, 2017 includes 575,783,926 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

  For the three and six months ended June 30, 2016, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 494,877,358 at June 30, 2016 includes 474,027,358 potential issuable shares related to convertible loans, and 20,850,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2017 or December 31, 2016.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2017 nor in the six months ended June 30, 2016.

During the three month periods ended June 30, 2017 and 2016, stock compensation expense amounted to E9 and E18, respectively. Stock compensation expense amounted to E24 and E45 during the six month periods ended June 30, 2017 and 2016, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

FAIR VALUE MEASUREMENTS

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1-	Quoted prices in active markets for identical assets or liabilities
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

CONCENTRATIONS

  The Company derived 69% and 59% of revenue from its relationship with one collaborative partner during the three month periods ended June 30, 2017 and June 30, 2016, respectively, and 71% and 51% during the six month periods ended June 30, 2017 and June 30, 2016, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. The Company incurred professional fees to the counsel's law firms totaling E29 and E12 for the six months ended June 30, 2017 and 2016, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E47,714, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

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

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E48,072 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at June 30, 2017:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E166	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E 500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E 1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E 1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E 2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E 1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E 1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E 1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E 5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E 100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E 2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E 1,051	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E 263	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E 400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E 1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E 200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E 322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E 80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E 480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E 170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E920	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E28,907
Accrued Interest		E19,165

TOTAL LOANS AND NOTES		E 48,072

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

(7) On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,840 and E460, respectively, with a 2.5% interest per annum and a maturity date of February 28, 2018. The first 50% of the promissory Notes of E920 and E230, respectively, were provided immediately. The second 50% of the promissory notes of E920 and E230, respectively, shall be issued within six (6) months of that date of March 1, 2017.

ITEM  2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2017 and 2016 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2016 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Revenue was E317 and E323 for the three months ended June 30, 2017 and 2016, respectively, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants and the Research Agreement with Sanofi Pasteur Biologics (only for 2017), to investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in preclinical settings.

Costs and expenses decreased to E437 for the three months ended June 30, 2017 from E605 (-27.8%) for the three months ended June 30, 2016, mainly due to forex revaluation gain of existing US$ based loans from third party investors of E172 incurred during the three months ended June 30, 2017, which offsets with a foreign exchange loss of E50 in the comparative period in 2016.

Research and development expenses increased to E300 in the current period from E249 (20.5%) in the comparative period of 2016, mainly due to the subcontracting services related to the project with acronym “Maciviva” (Manufacturing process for Cold-chain Independent VIrosome-based Vaccines) during the three month period ending June 30, 2017.

General and administrative expenses increased to E294 in the three months ended June 30, 2017 from E289 (1.7%) in the comparative period of 2016.

Interest expense increased to E649 for the three months ended June 30, 2017 from E642 for the three months ended June 30, 2016 related to existing loans from related parties.

The Company reported a net loss of (E772), or (E0.00) per share, for the three months ended June 30, 2017, compared to a net loss of (E924), or (E0.00) per share, for the three months ended June 30, 2016.

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Revenue was E700 and E728 for the six months ended June 30, 2017 and 2016, respectively. The decrease was mainly related to the reduction in the research and development services provided under a License and Collaboration Agreement for the RSV vaccine signed on December 23, 2013.

Costs and expenses increased to E1,413 for the six months ended June 30, 2017 from E981 (44.0%) for the six months ended June 30, 2016, mainly due to the reversal of aged R&D cost accrual of E154 during the six months ended June 30, 2016.

Research and development expenses increased to E967 in the current period from E358 (170.1%) in the comparative period of 2016, mainly due to the reversal of aged R&D cost accrual of E154 during the six months ended June 2016, and subcontracting cost paid to vendor for Good Manufacturing P production launched during the six months ended June 30, 2017.

General and administrative expenses decreased to E624 in the six months ended June 30, 2017 from E632 (-1.3%) in the comparative period of 2016.

Foreign exchange revaluation generated a net gain of E207 during the six months ended June 30, 2017 and a net gain of E42 during the six months ended June 30, 2016, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (E2,011), or (E0.01) per share, for the six months ended June 30, 2017, compared to a net loss of (E1,517), or (E0.00) per share, for the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E1,623 at June 30, 2017 compared to E1,391 at December 31, 2016.

??Our first significant revenue was generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics received an irrevocable and non-refundable upfront fee for the license of USD 5 million at the beginning of 2014 and fixed monthly collaboration and R&D fees. This license and collaboration agreement ended in 2016. For 2017, we recognized a small amount of revenue related to the Research Agreement with Sanofi Pasteur Biologics, to investigate the immunogenicity of influenza vaccines based on Mymetics? proprietary virosome technology platform in preclinical settings and anticipate some revenue related to the Horizon 2020 project. New significant revenues is not expected, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of June 30, 2017, we had an accumulated deficit of approximately E78 million, and had net loss of E2,011 in the six month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E873 for the six month period ended June 30, 2017 mainly due to the subcontracting services paid to vendor related to the Maciviva project of E445. During the six month period ended June 30, 2016 net cash used in operating activities was E878.

Net cash used in investing activities was (E34) during the six months ended June 30, 2017, related to the purchase of equipment for our laboratory in Leiden, compared to (E3) for the comparable period in 2016.

Financing activities provided net cash of E1,150 for the six months ended June 30, 2017, related to promissory notes from our main investors, and NIL for the comparable period ended June 30, 2016.

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

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated partially through a license and collaboration agreement and grant agreements

  We anticipate that our normal operations will require approximately E1,150 from existing capital resources in the year ending December 31, 2017. Additional promissory notes for a total of E1,150 from our main investors is planned to be received in September 2017. We will seek to raise additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E19,165 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the six month period ending June 30, 2017, our principal source of funds has been revenues related to the Horizon 2020 project and the Research Agreement with Sanofi Pasteur Biologics and additionally promissory notes from our two main investors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2017.

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

MYMETICS CORPORATION

Dated: August 10, 2017	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer