Form 10-Q
period 2017-09-30
MYMETICS CORP
filed 2017-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2017
Common Stock, usd0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	E830	E1,391
Receivables	56	170
Prepaid expenses	41	41
Total current assets	927	1,602

Property and equipment, net of accumulated depreciation of E363 at September 30, 2017 and E418 at December 31, 2016	73	67
Goodwill	6,671	6,671
	E7,671	E8,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E96	E120
Deferred revenue from grants	733	1,165
Non-convertible notes payable and related accrued interest to related parties	1,167	--
Convertible notes payable and related accrued interest to related parties	47,472	45,834
Total liabilities	49,468	47,119

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value;1,000,000,000 shares authorized; issued 303,757,622 at September 30, 2017 and at December 31, 2016	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or Outstanding	--	--
Additional paid-in capital	34,423	34,392
Accumulated deficit	(79,422)	(76,391)
Accumulated other comprehensive income	672	690
	(41,797)	(38,779)
	E7,671	E8,340

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Research and development services	E--	E30	E202	E379
Grants	399	149	897	528
	399	179	1,099	907
Expenses
Research and development	555	241	1,522	599
General and administrative	276	298	900	930
Bank fee	1	1	2	2
Depreciation	10	11	28	33
Directors' fees	5	5	15	15
Foreign exchange and other	(78)	(20)	(285)	(62)
	769	536	2,182	1,517

Operating loss	(370)	(357)	(1,083)	(610)

Interest expense	647	642	1,942	1,926
Loss before income tax (provision) benefit	(1,017)	(999)	(3,025)	(2,536)

Income tax (provision) benefit	(3)	(4)	(6)	16
Net loss	(1,020)	(1,003)	(3,031)	(2,520)

Other comprehensive loss
Foreign currency translation adjustment	(9)	--	(18)	(4)
Comprehensive loss	E(1,029)	E(1,003)	E(3,049)	E(2,524)

Basic earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)
Diluted earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine Months Ended September 30,
	2017	2016
Cash Flow from Operating Activities
Net loss	E(3,031)	E(2,520)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	28	33
Stock compensation expense – options	31	63
Changes in operating assets and liabilities
Receivables	114	163
Accrued interests on notes payable	1,655	1,863
Accounts payable	(24)	(341)
Deferred revenue from grants	(432)	(528)
Other	--	(3)
Net cash used in operating activities	(1,659)	(1,270)

Cash Flows from Investing Activities
Purchase of property and equipment	(34)	(3)
Net cash used in investing activities	(34)	(3)

Cash Flows from Financing Activities
Increase in notes payable	1,150	--
Net cash provided by financing activities	1,150	--

Effect of foreign exchange rate on cash	(18)	(4)
Net change in cash	(561)	(1,277)

Cash, beginning of period	1,391	2,381
Cash, end of period	E830	E1,104

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the nine-month period ending September 30, 2017 were of a normal and recurring nature.

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

  As of September 30, 2017, the Company is in the preclinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through a small research project with Sanofi for influenza vaccines and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E79,422 at September 30, 2017. Further, the Company’s current liabilities exceed its current assets by E48,541 as of September 30, 2017, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

HORIZON 2020

  In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.4 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015. The Company received a pre-payment from the two granting organizations for a total value of E1.5 million in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which will be used to finance the next reporting covering the period of November 2016 to October 2017. Thereafter another tranche of funding from the EU will be received which, accumulated with earlier tranches, cannot exceed 90% of the agreed budget. The pre-payments have been recorded as a current liability in deferred revenue and revenue has been recognized as services are delivered.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2017 or December 31, 2016. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

  Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. An impairment loss would be recognized for the excess of a reporting unit's carrying amount over its fair value. As of September 30, 2017, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2017 or December 31, 2016. The Company’s United States tax returns are open to audit for the years ended December 31, 2014 to 2016. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the years ended December 31, 2010 to 2016. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2016.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2017 and 2016, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three and nine months ended September 30, 2017, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 614,033,846 at September 30, 2017 includes 584,933,846 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

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

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2017 or December 31, 2016.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2017 nor in the nine months ended September 30, 2016.

During the three month periods ended September 30, 2017 and 2016, stock compensation expense amounted to E13 and E18, respectively. Stock compensation expense amounted to E31 and E63 during the nine month periods ended September 30, 2017 and 2016, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company generally has the following financial instruments: cash, receivables, accounts payable, and notes payable. The carrying value of cash, receivables and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes that it is not practicable to estimate the fair value of the notes payable due to conversion features and the unique nature of these instruments.

CONCENTRATIONS

  The Company derived 100% and 83% of revenue from its relationship with one collaborative partner during the three month periods ended September 30, 2017 and September 30, 2016, respectively, and 82% and 57% with the same collaborative partner during the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. The Company incurred professional fees to the counsel's law firms totaling E31 and E51 for the nine months ended September 30, 2017 and 2016, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E48,276, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

NEW ACCOUNTING PRONOUNCEMENTS

  On May 28, 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Topic 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for us in the first quarter of fiscal 2018. The Company is in the process of analyzing the impact adoption will have on our annual and interim financial statements. The Company will also be required to make additional disclosures under the new guidance. We continue to assess the impact on all areas of our revenue recognition, disclosure requirements, and changes that may be necessary to our internal controls over financial reporting.

  In January 2017, the FASB issued ASU 2017-04, Intangibles, Goodwill and Other, to supersede the current guidance by replacing the current two-step impairment test with a one-step impairment test. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company elected early adoption as of January 1, 2017. Adoption of this standard did not have an impact on Company's consolidated financial statements.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E48,276 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

 The details of the convertible notes and loans are as follows at September 30, 2017:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	161	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,016	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	254	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	28,858
Accrued Interest		E	19,781

TOTAL LOANS AND NOTES		E	48,639

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

(7) On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,840 and E460, respectively, with a 2.5% interest per annum and a maturity date of February 28, 2018. The first 50% of the promissory Notes of E920 and E230, respectively, were provided immediately. The second 50% of the promissory notes of E920 and E230, respectively, were provided on October 18, 2017.

Note 3. Subsequent Events

  On October 18, 2017, Eardley Holding AG and Round Enterprises Ltd. executed the second set of promissory notes for a total of E1,150. These notes have the same terms and conditions as the first set of promissory notes issued on March 1, 2017, with an interest of 2.5% per annum and a maturity date of October 18, 2018.

  On October 20, 2017, the Company entered into an Amendment of the Research Agreement dated December 1, 2016 with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi SA, (“Sanofi”), to extend the date of the Research Agreement for an additional year. Under the terms of the Research Agreement Sanofi wanted to compare the immunogenicity of Mymetics’ influenza virosomes compared to Sanofi Pasteur’s egg-based split vaccine. The interest of Sanofi in a collaboration with Mymetics was based on the results of preclinical and clinical studies a few years ago with Solvay Pharmaceuticals that was acquired by Abbott in 2013. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. Mymetics believes that there was an issue with the influenza virosome formulations that were produced. Mymetics has agreed to pay for a redesigned study, which Mymetics believes will be approximately US$125,000.-. Following the new study in the coming months, Mymetics will review the outcomes with Sanofi and determine next steps.

ITEM  2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2017 and 2016 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2016 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2016 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2017.

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenue was E399 and E179 for the three months ended September 30, 2017 and 2016, respectively, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses increased to E769 for the three months ended September 30, 2017 from E536 (43.5%) for the three months ended September 30, 2016, mainly due to the subcontracting services related to the Horizon 2020 project with acronym “Maciviva” (Manufacturing process for Cold-chain Independent Virosome-based Vaccines) incurred during the three months ended September 30, 2017.

  Research and development expenses increased to E555 in the current period from E241 (130.3%) in the comparative period of 2016, mainly due to the subcontracting services related to the project with acronym “Maciviva” during the three month period ending September 30, 2017.

General and administrative expenses decreased to E276 in the three months ended September 30, 2017 from E298 (-7.4%) in the comparative period of 2016.

The Company reported a net loss of (E1,020), or (E0.00) per share, for the three months ended September 30, 2017, compared to a net loss of (E1,003), or (E0.00) per share, for the three months ended September 30, 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenue was E1,099 and E907 for the nine months ended September 30, 2017 and 2016, respectively. The increase was mainly related to the revenue recognition of the GMP production related to the Maciviva project.

Costs and expenses increased to E2,182 for the nine months ended September 30, 2017 from E1,517 (43.8%) for the nine months ended September 30, 2016, mainly due to the reversal of aged R&D cost accrual of E154 during the nine months ended September 30, 2016 and to the subcontracting services related to the project with acronym “Maciviva” during the nine month period ending September 30, 2017.

Research and development expenses increased to E1,522 in the current period from E599 (154.1%) in the comparative period of 2016, mainly due to the reversal of aged R&D cost accrual of E154 during the nine months ended September 2016, and subcontracting cost paid to vendor for Good Manufacturing Production launched during the nine months ended September 30, 2017.

General and administrative expenses decreased to E900 in the nine months ended September 30, 2017 from E930 (-3.2%) in the comparative period of 2016.

Foreign exchange revaluation generated a net gain of E285 during the nine months ended September 30, 2017 and a net gain of E62 during the nine months ended September 30, 2016, which is mainly due to the revaluation of existing US$ based loans from related parties.

The Company reported a net loss of (E3,031), or (E0.01) per share, for the nine months ended September 30, 2017, compared to a net loss of (E2,520), or (E0.01) per share, for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E830 at September 30, 2017 compared to E1,391 at December 31, 2016.

  Our first significant revenue was generated through the exclusive negotiation fee recorded in September 9, 2013 and the license and collaboration agreement for our RSV vaccine signed on December 27, 2013. As consideration Mymetics received an irrevocable and non-refundable upfront fee for the license of USD 5 million at the beginning of 2014 and fixed monthly collaboration and R&D fees. This license and collaboration agreement ended in 2016. For 2017, we recognized a small amount of revenue related to the Research Agreement with Sanofi Pasteur Biologics, to investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in preclinical settings and anticipate revenue related to the Horizon 2020 project. New significant revenues is not expected, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of September 30, 2017, we had an accumulated deficit of approximately E79 million, and had net loss of E3,031 in the nine month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E1,659 for the nine month period ended September 30, 2017 mainly due to the subcontracting services paid to vendors related to the Maciviva project of E710. During the nine month period ended September 30, 2016 net cash used in operating activities was E1,270.

Net cash used in investing activities was (E34) during the nine months ended September 30, 2017, related to the purchase of equipment for our laboratory in Leiden, compared to (E3) for the comparable period in 2016.

Financing activities provided net cash of E1,150 for the nine months ended September 30, 2017, related to promissory notes from our main investors, and NIL for the comparable period ended September 30, 2016.

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

  We intend to continue to incur additional expenditures during the next six months for additional research and development of our HIV, Influenza and Chikungunya vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last three years our financing was generated partially through a license and collaboration agreement and grant agreements

  We anticipate that our normal operations will require approximately E600 from existing capital resources in the year ending December 31, 2017. Additional promissory notes for a total of E1,150 from our main investors is received in October 2017. We will seek to raise additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E19,781 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the nine month period ending September 30, 2017, our principal source of funds has been revenues related to the Horizon 2020 Maciviva project and the Research Agreement with Sanofi Pasteur Biologics and additionally promissory notes from our two main investors.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

  We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

  Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2018, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

  The extent and timing of our future capital requirements will depend primarily upon the rate of our progress in the research and development of our technologies, our ability to enter into a partnership agreement with a major pharmaceutical company, and the results of our present projects and future clinical trials.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2017.

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

MYMETICS CORPORATION

Dated: November 13, 2017	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer