Form 10-K
period 2017-12-31
MYMETICS CORP
filed 2018-03-29
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 00025132

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately U.S. $3,785,489 as of June 30, 2017, computed on the basis of the closing price on such date.

As of March 29, 2018, there were 303,757,622 shares of the registrant's Common Stock outstanding.

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

PART I

ITEM 1.BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on developing next generation vaccines for infectious diseases, with several vaccine candidates in our pipeline: HIV-1/AIDS, intra nasal influenza, malaria, Chikungunya, herpes simplex virus (HSV) and the respiratory syncitial virus (RSV) vaccines. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens. Our vaccines are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense in combination with humoral and cellular immune responses as a second-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine We believe that virosomes are the most promising vaccine delivery systems since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

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

Our vvision is to become the market leader in the research and development of new generation virosome and membrane protein based vaccines for life disabling and infectious diseases.

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

●
Leveraging the effective and safe virosome vaccine technology and know-how
●
Building on our leading expertise in membrane proteins and lipid membranes
●
Leveraging our expertise in incorporating adjuvants and antigens in the lipid membranes and on the same particle
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

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has proprietary vaccines in development: HIV-1, malaria, Chikungunya, herpes simplex virus type I and II (HSV-1 and HSV-II), respiratory syncytial virus (RSV) and intra-nasal influenza vaccines. The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

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

Key scientific results with the HIV vaccine to date:

2005: “Proof of Concept” for inducing mucosal antibodies. Vaccination of rabbits with virosomes-P1 elicited mucosal antibodies in the vagina and intestinal mucosa. P1 is a synthetic peptide corresponding to the C-terminal end of the C-helix ectodomain of the gp41. In a laboratory test, these antibodies strongly inhibited HIV-1 passage through the mucosal tissues, also called transcytosis, confirming the potential of developing an HIV-1 vaccine that prevents infection at the mucosal layer.

2006/2007: Mucosal antibodies in monkeys. Macaque monkeys (Macaca Mulatta), of Chinese origin, showed after vaccination with virosomes-P1, specific mucosal antibodies, which were detected in more than 90% of the animals and harboring the potential to block in-vitro HIV-1 transcytosis, confirming the rabbit data.
2008: Full protection of monkeys against multiple vaginal challenges with live heterologous clade B virus. Macaque monkeys of Chinese origin were vaccinated with both virosomes-modified P1 and virosomes-rgp41 (vaccine MYM-V201). One month after the last vaccination, animals received multiple intra-vaginal challenges with the live SHIVSF162P3 virus. The vaccinated animals that developed mucosal antibodies with transcytosis inhibition activity were not infected with the virus, while the placebo vaccinated control group was fully infected. Results were published in “Immunity”, February 25, 2011.

Dec 2008: Approval to start Phase I clinical trials. Phase I study proposal (IMPD, IB, clinical protocol, etc.) was submitted and approved by the Independent Ethics Committee (IEC) of the Ghent University Hospital. Mymetics received the approval and authorization from the Federal Agency for Medicines and Health Products (FAGG) in Belgium to conduct the clinical trial MYM-V101-CT08-101 (EudraCT number 2008-007306-10) for testing the drug product MYM-V101 (virosomes with the modified and lipidated P1).

Sep.- Oct. 2009: Production of the GMP-grade vaccine (MYMV101: virosomes-modified P1) for the Phase I clinical trial in Belgium. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones. Succeeding in the GMP production is considered a major achievement.

Dec. 2009 - Sep. 2010: Phase I clinical trial –“proof of principle” with the final signed report in July 2011. The trial demonstrated that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women, and confirmed the immunogenicity data previously obtained in monkeys. The drug product MYMV-101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in two panels to monitor safety and mucosal immunogenicity. In each panel, eight subjects received the vaccine and four subjects received the placebo through intra-muscular and intra-nasal administrations. The Phase I clinical trial achieved its primary objective and showed that the HIV vaccine MYMV101 was safe and well tolerated by healthy women. The secondary objective was also met as the presence of IgG and IgA antibodies in the serum of all vaccinated women was detected. Further, samples showed that mucosal antibodies in the vaginal and rectal secretions were present. Tested vaginal secretions could block in vitro the HIV-1 transcytosis, confirming the previous pre-clinical work. Mymetics could claim a shelf life of nine months for its MYM-V101 drug product. Results were published in “PlosOne”, February 20, 2013.

Oct. 2014 – to Dec 2017: Non-human primate study in collaboration with Texas Biomedical Research Institute in San Antonio, Texas which was funded by the Bill & Melinda Gates Foundation. The objective of the study: to confirm the results obtained in previous pre-clinical studies and investigate the role of the two antigens. On April 11, 2016, the Company announced results that its HIV vaccine candidate was shown to generate significant protection in groups of 12 female monkeys against repeated AIDS virus exposures during part of the preclinical study. During the first part of the study the Mymetics’ two-component virosome-based HIV vaccine was able to show significant efficacy of 87% in delaying the time to persistent infection versus the control group after seven intravaginal virus challenges. The study aimed to mimic the exposure of women to semen from HIV-infected men, although the viral dose of each of these seven animal challenges represented about 70,000 times the average human HIV dose passed during sexual intercourse from an HIV-infected male to an uninfected female. During the second part of the study the animal viral challenge dose was increased by 50% starting from the 8th challenge onward, reaching more than 100,000 times the average amount of virus passed from an infected man to a female partner. At this virus dose, the vaccine did not show significant protection in the animals as the immune system was overloaded. The Company continued its collaboration with the Texas Biomedical Research Institute and Gates Foundation funded laboratories to analyze the serum and mucosal samples to better understand the mechanisms of action of the vaccine and these analyses have not resulted in a significant correlation between presence and quantity of antibodies and level of protection.

Next steps:
Mymetics and the Texas Biomedical Research Institute are evaluating further collaboration opportunities, and we are starting to plan the clinical trial development for the Mymetics HIV vaccine candidate, building on the Maciviva project and the previous Phase I that already showed a good safety and tolerance profile and the induction of mucosal and humoral antibodies. Funding for the clinical trial development will be sought from partners and grant funding organizations. A combined Phase I/II on women and men might start by the end 2020.

HORIZON 2020-SERI

May 2015 to date: the MACIVIVA project (Manufacturing of Cold-chain Independent VIrosome Vaccines) as part of the EU Horizon 2020 research and innovation framework program started in May 2015, Mymetics is leading this consortium project. The consortium partners, besides Mymetics, are Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland A total of E8.4 million of grants was approved, of which E5.3 million is funded as part of Horizon 2020 and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.5 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015.

In May 2015, the Company received a pre-payment from the two granting organizations for a total value of E1.5 million. A second pre-payment of E917 from the EU was received in December 2016, and E614 from "SERI" was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new request for payment, which resulted in another pre-payment from the EU of E77 received in February 2018. This brings the total cash received year to date to E3,162, which represents 82% of the agreed grant amount but the maximum funding available until the end of the project. The remaining funds available under the grant will be received after the Company receives approval for the final report which will be submitted in November 2018 and approved by the EU and SERI.

The preliminary results announced in September 2017 are showing that spray drying and lyophilization may conserve the virosome structure and antigens during the manufacturing process. Preclinical studies showed that Mymetics HIV-1 vaccine candidate, after being downstream processed into different powder solid dosage forms, could trigger specific antibodies, which were variable depending on the formulation. Antibodies were quantified in serum, nasal washes, vaginal washes and feces by the immuno-PCR Imperacer® assays.

Next Steps:
After the first preclinical study, the manufacturing process and vaccine formulations will need optimization prior to moving forward into GMP development, which is planned to start in the second quarter of 2018.
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

2010: Conducting additional pre-clinical research and improving the manufacturing procedure of the RSV virosomes and publication of Mymetics RSV results in scientific journal “Vaccine”.

2011: Improved the understanding of the adjuvant ratio in different formulations and continued further tests on cotton rats and mice at the University of Groningen, Netherlands, showing that a different adjuvant ratios still triggered protection and the absence of enhanced disease and the vaccine could trigger systemic and mucosal antibodies.

May 2012: Publication of Mymetics RSV vaccine results in scientific journal “PLOSONE”.

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

Jan. 2016: Mymetics received notice from RSV Corporation (RSVC) that it would no longer pursue the development of a vaccine technology for RSV in order to focus on other infectious therapies. The LCA which was signed on December 27, 2013, between Bestewil Holding BV and RSVC, was formally terminated as of July 25, 2016. Mymetics regained all the rights, results and data related to the research, development and commercialization of this vaccine candidate.

Next steps:
Following the termination of the license and collaboration agreement with RSVC in 2016, Mymetics has currently put the further development of this vaccine candidate on hold.
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

Dec. 2016: Research project with Sanofi Pasteur. Mymetics B.V., the 100% subsidiary of Mymetics Corporation, agreed on a research project with Sanofi Pasteur, the vaccine division of Sanofi (SNY). The project will investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in pre-clinical settings.

Oct: 2017: The Company entered into an Amendment effective October 20, 2017, of the Research Agreement dated December 1, 2016 with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi SA, (“Sanofi”), to extend the date of the Research Agreement for an additional year.  The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies.  Mymetics has agreed to pay for a redesigned study, which Mymetics believes will be approximately $125,000.  This study started in Q1 2018 and we aim to have results at the end of Q2 2018.

Malaria

Malaria is a life-threatening disease caused by parasites that are transmitted to people through the bites of infected female mosquitoes.
About 3.2 billion people – almost half of the world’s population – are at risk of malaria. Young children, pregnant women and non-immune travelers from malaria-free areas are particularly vulnerable to the disease when they become infected. Malaria is preventable and curable, and increased efforts are dramatically reducing the malaria burden in many places. Between 2000 and 2015, malaria incidence among populations at risk (the rate of new cases) fell by 37% globally. In that same period, malaria death rates among populations at risk fell by 60% globally among all age groups, and by 65% among children under 5. Sub-Saharan Africa carries a disproportionately high share of the global malaria burden. In 2015, the region was home to 88% of malaria cases and 90% of malaria deaths (Source: WHO).

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

Nov. 2014: Transmission blocking malaria vaccine preclinical study. Mymetics signed an agreement with PATH Malaria Vaccine Initiative (MVI) and the Laboratory of Malaria Immunology and Vaccinology (LMIV) of the National Institute of Allergy and Infectious Diseases (NIAID), where Mymetics developed and produced virosome based vaccine formulations for a malaria transmission-blocking vaccine candidate which was based on two antigens provided by LMIV. The vaccine formulations were tested in animal models. PATH MVI funded all activities under this project, which started in January 2015.

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

Next steps:
Mymetics is currently evaluating possible the further development of a malaria vaccine in collaboration with PATH-MVI and LMIV. In parallel, Mymetics is collaboration with the Swiss Tropical and Public Health Institute to add two important antigens for a possible malaria vaccine candidate, the RH5 and the CyRPA peptides and has applied for an EU grant to seek funding for this development

Herpes Simplex Virus (HSV)

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

Chikungunya virus (CHIKV):

Chikungunya is a mosquito-borne, single-stranded, positive-sense RNA virus (family Togaviridae, genus Alphavirus) that has caused sporadic outbreaks every 2-50 years of predominantly rheumatic disease, primarily in Africa and Asia. CHIKV recently (2004-2016) produced the largest epidemic recorded for an alphavirus with an estimated 1.4 to 6 million patients, and imported cases reported in nearly 40 countries including Europe, Japan and the Americas (since 2013). The first autochthonous CHIKV infections in Europe (Italy in 2007 and France in 2010) were also seen during this epidemic. Although Aedes aegypti is the traditional vector for CHIKV, the recent outbreak was associated with the emergence of a new clade of CHIKV viruses, which were efficiently transmitted by Aedes albopictus mosquitoes, a vector that has seen a dramatic global expansion in its geographic distribution is a viral disease transmitted to humans by infected mosquitoes, of the type aug (same type as Zika and Dengue). It causes fever and severe joint pain. Other symptoms include muscle pain, headache, nausea, fatigue and rash. Joint pain is often debilitating and can vary in duration.

Approach: There are no vaccines available for Chikungunya although there are several in development, of which one is in a clinical trial Phase II. Mymetics novel approach in CHIKV vaccine development is the generation of virosomal vaccines using the CHIKV envelope glycoproteins produced in insect cells. Virosomes are reconstituted viral envelopes, consisting of membrane lipids and viral spike glycoproteins. The external surface of the virosome resembles that of a virus particle, with spike (glyco) proteins protruding from the lipid membrane. Virosomes lack viral genetic material. The advantage is that highly purified CHIKV spikes (expressed in insect cells) will be used to constitute the virosomes. Thus, insect cell material (DNA, proteins) will be completely absent from the virosomal vaccine material. CHIKV spikes can be obtained from different sources: VLPs, from baculovirus virions or from the plasma membrane of insect cells.

Jan. 2016 to date: Mymetics has started the discovery phase of this project where we are assessing the overall CHIKV glycoprotein yields in scale up insect cell culture. In this project we are working together with the University of Wageningen in the Netherlands that has extensive expertise in this field. The objective is to start preclinical animal studies by mid-2018.

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

SANOFI PASTEUR BIOLOGICS

On December 1, 2016, Mymetics Corporation entered into a material definitive Research Agreement with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi (SNY). The project was established to investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in pre-clinical settings. If this project is successful it could result in a further and more extensive collaboration between the two companies. The project duration was 12 months and started in January 2017.

On October 20, 2017, the Company entered into an Amendment of the Research Agreement dated December 1, 2016 with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi SA, (“Sanofi”), to extend the date of the Research Agreement for an additional year. Under the terms of the Research Agreement Sanofi wanted to compare the immunogenicity of Mymetics’ influenza virosomes compared to Sanofi Pasteur’s egg-based split vaccine. The interest of Sanofi in a collaboration with Mymetics was based on the results of preclinical and clinical studies a few years ago with Solvay Pharmaceuticals that was acquired by Abbott in 2013. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. Mymetics believes that there was an issue with the influenza virosome formulations that were produced. Mymetics has agreed to pay for a redesigned study, which Mymetics believes will cost approximately $125,000. Following the new study in the coming months, Mymetics will review the outcomes with Sanofi and determine next steps.

INTELLECTUAL PROPERTY

–	WO/1999/025377	GP41 mutee	Mymetics Corporation	Expiration date: November 16, 2018
Method for obtaining vaccines for preventing the pathogenic effects related to a retroviral infection

–	WO/2004/071492	DCPC	Bestewil BV	Expiration date: February 14, 2023
Virosome-like particles

–	WO/2004/045641	APRECS	Bestewil BV	Expiration date: November 19, 2023
Antigen-complexes

–	WO/2004/078099	AMA49	Mymetics Corporation	Expiration date: March 2, 2024
Compositions and methods for the generation of immune response against Malaria

–	WO/2004/106366	UK39	Mymetics Corporation	Expiration date: June 1, 2024
Methods for synthetizing conformationally constrained peptides, peptidomimetics and use of such peptidomimetics as synthetic vaccines;

–	WO/2004/110486	Lipopeptide	Bestewil BV	Expiration date: June 17, 2024
Functionally reconstituted viral membranes containing adjuvant;

–	WO/2007/099446	Virosome-P1	Mymetics Corp/Inserm/Pevion	Expiration date: March 2, 2027
Virosome-like vesicles comprising gp41 - derived antigens

–	US/2009/0202215	GP41 4th gen	Mymetics Corporation	Expiration date: February 8, 2029

–	US/2009/0202219	Splitting GP41	Mymetics Corporation	Expiration date: February 8, 2029

–	WO/2016/039619	Virosome	Bestewil BV	Expiration date: September 12, 2034
Methods for providing adjuvanted virosomes and adjuvanted virosomes obtainable thereby

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
The worldwide vaccine market is dominated by five large multinational companies: Sanofi Pasteur S.A., Merck & Co., GlaxoSmithKline Plc, Pfizer and Seqirus - CSL. Smaller and mid-size companies such as Crucell (acquired by Johnson & Johnson) and Novavax and PaxVax are developing vaccines in the same area as Mymetics.

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

EMPLOYEES

Ronald Kempers is our President and Chief Executive Officer.

Our Swiss subsidiary, Mymetics S.A., has on its payroll, besides the CEO, three employees: the Company’s Chief Scientific Officer, the Director of Finance and the Head of Manufacturing and Quality.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We historically have incurred net losses. In the years ended December 31, 2017, and December 31, 2016, we sustained net loss of approximately E4,112,000 and E5,964,000, respectively. At December 31, 2017, we had an accumulated deficit of approximately E80,500,000.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to launch and commercialize our vaccine product candidates, if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of our vaccine product candidates. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

-
initiation, progress, timing, costs and results of pre-clinical studies and clinical trials, including patient enrolment in such trials, for our product candidates or any other future product candidates;

-
clinical development plans we establish for our current product candidates and any other future vaccine product candidates;

-
number and characteristics of vaccine product candidates that we develop or in-license;

-
outcome, timing and cost of regulatory review by the Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

-
costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

-
effects of competing technological and market developments;

-
costs and timing of the implementation of commercial-scale manufacturing activities; and

-
costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

-
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

To date, we have no vaccine products approved for commercial sale and have not generated any revenues from sales of any vaccine product candidate. We do not know when, or if, we will generate any revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize our current or future vaccine product candidates. Even if we are able to successfully achieve regulatory approval for any of our vaccine product candidates, we do not know when they will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

-
successfully complete development activities, including enrolment of study participants and completion of the necessary clinical trials;

-
complete and submit new drug applications, or NDAs, to the FDA, and obtain regulatory approval for indications for which there is a commercial market;

-
complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

-
make or have made commercial quantities of our products at acceptable cost levels;

-
develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves;

-
find suitable partners to help us market, sell and distribute our approved products in markets other than the markets in which we choose to commercialize on our own; and

-
obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers.

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

Two of our major shareholders, Round Enterprises and Eardley Holding, have been issued secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of E50,041, including currently due interest. Under the terms of the convertible notes both Round Enterprises and Eardley Holding have the right to demand repayment at the end of the quarter following the repayment request of those convertible notes and exercise their rights as secured creditors under the terms of these notes, and we are required to repay the other notes unless Round Enterprises and Eardley Holding elect to convert the notes. We could in the future incur additional indebtedness beyond our borrowings under the outstanding secured convertible notes.

Our outstanding indebtedness combined with our other financial obligations and contractual commitments, including any additional indebtedness beyond our borrowings under our secured convertible notes issued to Round Enterprises and Eardley Holding, could have significant adverse consequences, including:

-
requiring us to dedicate a portion of our cash resources to the payment of interest and principal, and prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

-
increasing our vulnerability to adverse changes in general economic, industry and market conditions;

-
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

-
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

-
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

As of December 31, 2017, we had federal net operating loss carryforwards in the U.S. of E70 million which if not utilized will expire in years 2018-2037 and federal research and development tax credit carryforwards of E213 which if not utilized will begin to expire in 2028. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We might not be able to continue as a going concern.

Our cash balances, recurring losses, negative cash flows from operations, and debt outstanding as of December 31, 2017 and our projected spending in 2018, raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

Risks Related to Our Business and Development of Our Products

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our vaccine product candidates, which will require significant capital resources and years of additional clinical development effort.

We do not have any products that have regulatory approval. Currently, our vaccine product candidates are in varying stages of development. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates for a target indication, we must demonstrate with substantial evidence gathered in pre-clinical studies and well-controlled clinical trials, generally including well-controlled Phase III studies to the satisfaction of applicable regulators, that our product candidates are safe and effective for use for the target indication and that the manufacturing facilities, processes and controls are adequate. Even if our product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our product candidates. Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third party and government payers. If we are unable to successfully commercialize our product candidates, we may not be able to earn sufficient revenues to continue our business.

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

-
delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

-
delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

-
delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

-
delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

-
withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

-
delay or failure in recruiting and enrolling suitable study subjects to participate in a trial;

-
delay or failure in study subjects completing a trial or returning for post-treatment follow-up;

-
clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

-
inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same or similar indication;

-
failure of our third party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

-
delay or failure in adding new clinical trial sites;

-
ambiguous or negative interim results or results that are inconsistent with earlier results;

-
feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent pre-clinical studies and clinical trials, that might require modification to the protocol for the trial;

-
decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

-
unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events;

-
failure of a product candidate to demonstrate any benefit;

-
difficulties in manufacturing sufficient quantities of a product candidate for use in clinical trials;

-
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrolment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs, clinical trial sites and other third parties; or

-
changes in governmental regulations or administrative actions.

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

Additionally, if any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

-
we may be forced to suspend marketing of the product;

-
regulatory authorities may withdraw their approvals of the product;

-
regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of the product;

-
we may be required to conduct post-market studies;

-
we could be sued, could incur substantial litigation expenses and may be held liable for harm caused to subjects or patients; and

-
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

-
issue warning letters or untitled letters;

-
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

-
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

-
seek an injunction or impose civil or criminal penalties or monetary fines;

-
suspend or withdraw regulatory approval;

-
suspend any ongoing clinical trials;

-
refuse to approve pending applications or supplements to applications filed by us;

-
suspend or impose restrictions on operations, including costly new manufacturing requirements; or

-
seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

-
issue a warning letter asserting that we are in violation of the law;

-
seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

-
suspend or withdraw regulatory approval;

-
suspend any ongoing clinical trials;

-
refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

-
restrict the marketing, manufacturing or distribution of the product;

-
seize or detain the product or otherwise require the withdrawal of the product from the market;

-
refuse to permit the import or export of products; or

-
refuse to allow us to enter into supply contracts, including government contracts.

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

Risks Related to the Commercialization of Our Products

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, government and private payers and others in the medical community.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

-
efficacy and safety of our product candidates, or our product candidates administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;

-
clinical indications for which our product candidates are approved;

-
recommendation of physicians and patients of our product candidates as safe and effective treatments;

-
potential and perceived advantages of our product candidates over alternative treatments;

-
prevalence and severity of any side effects;

-
product labeling or product insert requirements of the FDA or other regulatory authorities;

-
timing of market introduction of our product candidates as well as competitive products;

-
cost of treatment in relation to any alternative treatments available;

-
availability of coverage and adequate reimbursement and pricing by government and private payers;

-
relative convenience and ease of administration; and

-
effectiveness of our sales and marketing efforts.

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

-
differing regulatory requirements in foreign countries;

-
the potential local sellers importing goods from a foreign market with low or lower prices rather than buying them locally from us;

-
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

-
economic weakness, including inflation, or political instability in particular foreign economies and markets;

-
costs of compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

-
foreign taxes, including withholding of payroll taxes;

-
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

-
difficulties staffing and managing foreign operations;

-
workforce uncertainty in countries where labor unrest is more common than in the United States;

-
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

-
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

-
business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our future international operations may materially adversely affect our ability to attain or maintain profitable operations.

Our vaccine product candidates may not receive coverage and adequate reimbursement from third party payers, which could harm our financial performance.

Our ability to commercialize our vaccine product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payers, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry worldwide is cost containment through limited coverage and reimbursement. Reimbursement rates may vary according to the use of the vaccine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost vaccines and may be incorporated into existing payments for other services. Net prices for vaccines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payers often rely upon government healthcare program coverage policy and payment limitations in setting their own reimbursement policies. Increasingly, third party payers are requiring that vaccine companies provide them with predetermined discounts from list prices and are challenging the prices charged for vaccines. Third party payers may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our product candidates for those patients.

We cannot be sure that coverage and adequate reimbursement will be available for our product candidates and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, and the price of, any approved products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any approved products. There also may be significant delays in obtaining coverage and reimbursement for newly approved vaccines, and coverage may be more limited than the purposes for which the drug is approved by the relevant regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any vaccine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new vaccines, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement policies may change and new policies may be adopted, and we cannot predict the likelihood, nature or extent of such changes or new policies, either in the United States or abroad. Our inability to obtain coverage and profitable reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability exposure related to the testing of our vaccine product candidates by us or our investigators in human clinical trials. We will face an even greater risk if one or more of our product candidates receives regulatory approval and we commercially sell our products. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates or approved products. If we cannot successfully defend ourselves against claims that our product candidates or approved products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

-
decreased demand for our product candidates and/or approved products;

-
termination of clinical trial sites or entire trial programs;

-
injury to our reputation and significant negative media attention;

-
withdrawal of clinical trial subjects;

-
significant costs to defend the related litigation;

-
substantial monetary awards to clinical trial subjects or patients;

-
loss of revenue;

-
diversion of management and scientific resources from our business operations;

-
the inability to commercialize our product candidates; and

-
increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public.

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

Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. While the legislation and Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act. These new laws and subsequent legislation may result in additional reductions in Medicare and other healthcare funding.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Our relationships with customers and third party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations and expose us to areas of risk including the following:

-
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

-
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

-
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

-
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

-
the Affordable Care Act, which requires manufacturers of vaccines, drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children's Health Insurance Program to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

-
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payers, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require vaccine and drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and vaccine products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. Our strategy is to obtain patent protection for chemical structures, pharmacokinetic profiles, timing of administration, dose strengths and drug combinations and secondarily seek to protect specific formulations, uses and administration regimens relating to our product candidates.

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

-
others may be able to make compounds or formulations of our product candidates that are similar to our product candidates' formulations but that are not covered by the claims of the patents that we own or control;

-
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

-
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

-
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

As of December 31, 2017, we had eight full-time employees, including those in our two subsidiaries. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

-
managing our clinical trials effectively;

-
identifying, recruiting, maintaining, motivating and integrating additional employees;

-
managing our internal development efforts effectively while complying with our contractual obligations to any licensors, licensees, contractors and other third parties;

-
improving our managerial, development, operational and finance systems; and

-
expanding our facilities.

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

Our executive officers, directors and our largest shareholder whose representative serves on the Board of Directors collectively owned approximately 54% of our outstanding voting stock. This concentration of ownership could harm the market price of our securities by:

-
limiting the volume of active trading;

-
delaying, deferring or preventing a change in control of our company;

-
impeding a merger, consolidation, takeover or other business combination involving our company; or

-
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

Our securities currently are traded over-the-counter on the OTCQB market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

-
a limited availability of market quotations for our securities;

-
reduced liquidity with respect to our securities;

-
our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

-
a limited amount of news and analyst coverage for our company; and

-
a decreased ability to issue additional securities or obtain additional financing in the future.

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

Provisions in our certificate of incorporation and bylaws that will become effective in connection with consummation of this offering, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

-
permit our Board of Directors to issue up to ten million shares of preferred stock, with any rights, preferences and privileges as it may designate;

-
provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

-
establish a classified Board of Directors such that only one of three classes of directors is elected each year;

-
not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

-
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since March 1, 2009, we have leased office space in a life science campus near Lausanne (40 miles from Geneva). We lease 100 square meters of office space that houses our executive and scientific management and administrative operations.

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

FISCAL QUARTER ENDED	HIGH	LOW

2017
March 31	$0.0230	$0.0206
June 30	0.0295	0.0258
September 30	0.0458	0.0375
December 31	0.0472	0.0403

2016
March 31	$0.0237	$0.016
June 30	0.023	0.0112
September 30	0.0199	0.0112
December 31	0.0800	0.008

(b)
Stockholders. At March 29, 2018, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)
Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)
Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2017.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)	(b)	(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--(2)	$--
2009 Plan	3,350,000(3)	$U.S. 0.15	--
2013 Plan	22,530,000(4)	$U.S. 0.02	1,150,000
Total	25,880,000	$U.S. 0.04	1,150,000

(1) Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan and (iii) our 2001 Stock Option Plan, and (iv) our 2013 Stock Option Plan.

(2) (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2017.

(3) In June 2010 our Board of Directors approved a 2009 Stock Incentive Plan that will need authorization by our stockholders.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and allowed the issuance of 30,000,000 shares for this plan.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2017 and ending on December 31, 2017, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2017 and 2016 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016:

We reached E1,515 and E1,253 in revenue for the years ending December 31, 2017 and 2016, respectively. For 2017 the revenue was related to the recognition of E1,313 of grant revenue from the Horizon 2020 and E202 related to the Research Agreement with Sanofi Pasteur Biologics. For 2016 the revenue was related to E379 services from the RSV collaboration agreement with RSV Corp. and E874 related to grant revenue from the Horizon 2020. Future revenues linked to research and development activities could be affected by local and other economic conditions, technology, competitive forces, and/or challenges to our intellectual property.

Research and development expenses increased to E2,130 in the current period from E1,001 in the comparative period of 2016, an increase of 112.8%, which was mainly due to the to the subcontracting services related to the Horizon 2020 project with acronym “Maciviva”.

General and administrative expenses decreased by -6.4% to E1,155 in the year ended December 31, 2017 from E1,234 in the comparable period of 2016.

Impairment of intangible in-process research and development of E2,266 related to the RSV development program being placed on indefinite hold during the year 2016.

REVENUE RECOGNITION AND RECEIVABLES

We have not generated any material revenues since we commenced our current line of business in 2001 other than the cumulative E14 million resulting from the collaboration agreements with Pharma companies and grants received from the Horizon2020 program, PATH-MVI, the Bill ¬ Melinda Gates Foundation and the Swiss Education Research and Innovation organization.

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State Secretariat for Education, Research and Innovation (SERI) for the Swiss based consortium partners. The grant will fund the evaluation, development and manufacturing scale-up of thermos-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.5 million is directly attributable to Mymetics activities, with the remaining balance going to the consortium partners, Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland). The project duration is 42 months and started on May 4, 2015.

In May 2015, the Company received a pre-payment from the two granting organizations for a total value of E1.5 million. A second pre-payment of E917 from the EU was received in December 2016, and E614 from "SERI" was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new request for payment, which resulted in another pre-payment from the EU of E77 received in February 2018. This brings the total cash received year to date to E3,162, which represents 82% of the agreed grant amount but the maximum funding available until the end of the project. The remaining funds available under the grant will be received after the Company receives approval for the final report which will be submitted in November 2018 and approved by the EU and SERI.

The Company recognizes revenue under the proportional performance method and recognized E1,313 for the year ended December 31, 2017, and E874 for the year ended December 31, 2016. The remaining amount received has been recorded as deferred revenue.

On December 1, 2016, Mymetics Corporation entered into a material definitive Research Agreement with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi (SNY). The project investigated the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in pre-clinical settings. If this project is successful it could result in a further and more extensive collaboration between the two companies. The project duration was 6 to 12 months and starteded in January 2017. The first payment was received in March 2017. The Company entered into an Amendment of the Research Agreement effective October 20, 2017 to extend the date of the Research Agreement for an additional year. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. Mymetics has agreed to pay for a redesigned study, which Mymetics believes will be approximately $125,000. This study will start in Q1 2018 with results expected at the end of Q2 2018, at which time Mymetics would receive the second and last payment if it can deliver certain specified materials to Sanofi Pasteur under the terms of the Research Agreement.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of December 31, 2017, management believes there are no indications of impairment.

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

Our business plan is predicated by the size and availability of our resources. The short term focus of our research team is aimed on the execution of the Sanofi Research project, the further development of our virosome platform, the development of our Chikungunya vaccine candidate and the Horizon 2020 project. In parallel, we are eager to advance our promising Malaria and HIV-1 vaccine candidates by working closely with non-for-profit organizations and academic institutions like the Bill and Melinda Gates Foundation, the NIH, and PATH - Malaria Vaccine Initiative.

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

LIQUIDITY AND CAPITAL RESOURCES

We had E1,180,000 cash at December 31, 2017, compared to E1,391,000 at December 31, 2016.

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

As of December 31, 2017, we had an accumulated deficit of approximately E81 million and generated net loss of E4,112,000 in the year ended December 31, 2017. The net loss in 2017 was mainly associated with interest expenses on shareholder loans (E2,595,000) and higher research and development expenses. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities is E(2,451,000) for the year ended December 31, 2017, compared to E(987,000) for the year ended December 31, 2016.

Investing activities used cash of E37,000 for the year ended December 31, 2017 and E3,000 for the year ended December 31, 2016, both for the purchase of equipment in the Netherlands.

Financing activities provided E2,300,000 cash for the year ended December 31, 2017 from short term promissory notes from our two main investors and none for the year ended December 31, 2016.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E50,041,000 in the form of notes payable including accumulated interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted operational cash outflow, or cash burn rate, for 2018 is approximately E2,565,000 for research, fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2018 budget	12 Months
Revenue from R&D services	E--
Grant revenue for Horizon 2020	77,000
Total revenue:	77,000
R&D costs	139,000
Horizon 2020 R&D costs	776,000
G&A costs	1,650,000
Total cost:	2,642,000
Total cash burn rate	E2,565,000

Management expects the cash outflow on R&D will focus on the HIV/Horizon 2020 R&D activities, Chikungunya and Influenza vaccine development, which will be partially offset by existing and incoming related grant. E499,000 related to the HIV/Horizon 2020 R&D activities will be financed by the Company until the final report has been submitted and validated by the European Commission and SERI.

Additional funding requirements during the next 12 months will be needed to further develop our Chikungunya, Influenza and Malaria vaccines, which we will try to seek through collaborations with not-for-profit organizations and through additional financing from our investors.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, complemented by the recent grant agreements for our HIV and malaria vaccine candidates.

We anticipate that our normal operations will require approximately E1,400,000 additional funding in the year ending December 31, 2018. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2017, our principal source of funds has been revenues related to the Horizon 2020 Maciviva project and the Research Agreement with Sanofi Pasteur Biologics and additionally promissory notes from our two main investors.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2017.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class II directors will expire at the 2018 annual meeting of stockholders, and the term of the Class III directors will expire at the 2018 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	50	n/a

Thomas Staehelin (Class II)	Director	70	2018

Ernest M. Stern (Class II)	Director	67	2018

Ulrich Burkhard (Class III)	Director	57	2018

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

SCIENTIFIC ADVISORY BOARD

We have established a Scientific Advisory Board (SAB) which we consult on an ad-hoc basis and are eminent intellectuals with expertise related to the Company’s products:

●
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

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2017, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2017, our Board of Directors held nine meetings, seven of which were conducted by telephone conference call and met two times in person. All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2017.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2017.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2017, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) is composed of three non-Executive directors, Ulrich Burkhard, Ernst M. Stern and Thomas Staehelin. The Compensation Committee does not have a charter. The Compensation Committee did not hold any telephone conference in 2017.

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

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300,000 for the twelve months ending December 31, 2017.

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

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)	Total Annual Compensation

Ronald Kempers	(6)	2017	282,000	-	-	-	-	-	-	E282,000(1)
(CEO)		2016	282,000	-	-	-	-	-	-	E282,000(1)
		2015	282,000	37,678	-	-	119,122	-	-	E438,800(1)

Sylvain Fleury, Ph. D.	(6)	2017	282,000	-	-	-	-	-	-	E282,000(2)
(CSO)		2016	282,000	-	-	-	-	-	-	E282,000(2)
		2015	282,000	-	-	-	11,912	-	-	E293,912(2)

Thomas Staehelin, Dr.		2017	10,000	-	-	-	-	-	-	E10,000(3)
		2016	10,000	-	-	-	-	-	-	E10,000(3)
		2015	10,000	-	-	-	-	-	-	E10,000(3)

Ernest Stern		2017	10,000	-	-	-	-	-	-	E10,000(4)
		2016	10,000	-	-	-	-	-	-	E10,000(4)
		2015	10,000	-	-	-	-	-	-	E10,000(4)

Ulrich Burkhard		2017	-	-	-	-	-	-	-	E-(5)
		2016	-	-	-	-	-	-	-	E-(5)
		2015	-	-	-	-	-	-	-	E-(5)

(1)
Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 19, 2012.

(2)
Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)
Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2, 2007 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

(4)
Ernest Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21, 2008 as non-executive director and eligible for annual compensation of E10,000 for attendance at the Board meetings, whether in person or by telephone.

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

Employment Agreements

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO since November 3, 2003 with a contract renewed June 30, 2013 for an indefinite period with three months’ notice. Dr. Fleury receives an annual salary of CHF 300,000. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, the executive shall be eligible for an annual bonus to be paid in cash, stock or stock options. If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled six months of his salary. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300,000, which is approximately equal to his previous salary of E216,000.

Under the Executive Employment Agreement for Ronald Kempers, he is employed as President and CEO for five years commencing July 1, 2009, which was amended to an indefinite contract on July 1, 2014. Mr. Kempers receives an annual salary of CHF300,000, which is approximately equal to E216,000 and is entitled to participate in the stock incentive plan. If Mr. Kempers is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to 12 months of his salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2017, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 29, 2018. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2018, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Ulrich Burkhard (1) Director	Common	--	0%

Dr. Thomas Staehelin (1) Director	Common	12,479,907	1.77%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	6,500,000(2)	0.92%

Ernest M. Stern (1) Director	Common	1,500,000(3)	0.21%

Ronald Kempers (1) CEO, CFO and President	Common	3,100,000(5)	0.44%

Round Enterprises Ltd. (1)	Common	540,925,302(4)	76.87%

All current executive officers and directors as a group (5 persons)	Common	564,505,209(6)	80.22%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received loans from Round Enterprises and Eardley Holding totalling €1,840,000 and €460,000, respectively, in two equal tranches for which the Company issued to each lender promissory notes due 12 months from March 1, 2017 and October 18, 2017, bearing interest of 2.5% per annum. Subsequent to year end, the promissory notes were amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives awritten request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2017 and 2016:

	2017	2016

Audit Fees	$54,021	$58,123
Audit-Related Fees	--	--
Tax Fees	9,300	6,175
All Other Fees	-	-

Total	$63,321	$64,298

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2017 and 2016, no services were provided in this category.
Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2017 and 2016, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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

 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mymetics Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mymetics Corporation and Subsidiaries ("the Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, negative cash flows from operating activities, and current liabilities exceed current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We have served as the Company's auditor since 1996.

Seattle, Washington
March 29, 2018

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In Thousands of Euros, Except Share and Per Share Amounts)

	2017	2016

ASSETS
Current Assets
Cash	E1,180	E1,391
Receivables	90	170
Prepaid expenses	36	41
Total current assets	1,306	1,602

Property and equipment, net of accumulated depreciation of E391 and E406 at December 31, 2017 and 2016, respectively	65	67
Goodwill	6,671	6,671
	E8,042	E8,340

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E237	E120
Deferred revenue from grants	274	1,165
Non-convertible notes payable and related accrued interest to related parties	2,330	--
Convertible notes payable and related accrued interest to related parties	48,079	45,834
Total liabilities	50,920	47,119

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 1,000,000,000 shares authorized at December 31, 2017 and 2016; issued and outstanding 303,757,622 at December 31, 2017 and 2016	2,530	2,530

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,428	34,392
Accumulated deficit	(80,503)	(76,391)
Accumulated other comprehensive income	667	690
	(42,878)	(38,779)
	E8,042	E8,340

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2017 and 2016
 (In Thousands of Euros, Except Per Share Data)

	2017	2016
Revenues
Research and Development services	E202	E379
Grants	1,313	874
	1,515	1,253
Expenses
Research and development	2,130	1,001
General and administrative	1,155	1,234
Bank fee	2	2
Depreciation	39	42
Impairment of in-process research and development	--	2,266
Directors' fees	20	20
Foreign exchange gain (loss)	(319)	95
	3,027	4,660
Operating Loss	(1,512)	(3,407)

Interest revenue	--	(3)
Interest expense	2,595	2,571
Loss before income tax (provision) benefit	(4,107)	(5,975)

Income tax (provision) benefit	(5)	11
Net loss	(4,112)	(5,964)

Other comprehensive income (loss)
Foreign currency translation adjustment	(23)	0
Comprehensive loss	E(4,135)	E(5,964)
Basic and diluted loss per share	E(0.01)	E(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2017 and 2016
(In Thousands of Euros, Except Share Amounts )

	Common Stock
	Number of Shares	Par Value	APIC	Accumulated deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	303,757,622	E2,530	E34,315	E(70,427)	E690	E(32,892)

Stock compensation expense – options	-	-	77	-	-	77
Net loss for the year	-	-	-	(5,964)	-	(5,964)
Translation adjustment	-	-	-	-	-	--
Balance at December 31, 2016	303,757,622	E2,530	E34,392	E(76,391)	E690	E(38,779)

Stock compensation expense – options	-	-	36	-	-	36
Net loss for the year	-	-	-	(4,112)	-	(4,112)
Translation adjustment	-	-	-	-	(23)	(23)
Balance at December 31, 2017	303,757,622	E2,530	E34,428	E(80,503)	E667	E(42,878)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016
(In Thousands of Euros)

	2017	2016
Cash Flows from Operating Activities
Net loss	E(4,112)	E(5,964)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of in-process research and development	--	2,266
Depreciation	39	42
Stock compensation expense-options	36	77
Changes in operating assets and liabilities,
Receivables	80	48
Accrued interests on notes payable	2,275	2,664
Deferred revenue from grants	(891)	67
Accounts payable	117	(212)
Other	5	25
Net cash used in operating activities	(2,451)	(987)

Cash Flows from Investing Activities
Purchase of property and equipment	(37)	(3)
Net cash used in investing activities	(37)	(3)

Cash Flows from Financing Activities
Increase in notes payable	2,300	--
Net cash provided by Financing activities	2,300	--

Effect of foreign exchange rate on cash	(23)	--
Net decrease in cash	(211)	(990)
Cash, beginning of period	1,391	2,381
Cash, end of period	E1,180	E1,391
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	E-	E-

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

As of December 31, 2017, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through the licensing of its RSV vaccine, a small research project with Sanofi for influenza vaccines and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E80,503 at December 31, 2017. Further, the Company’s current liabilities exceed its current assets by E49,614 as of December 31, 2017, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

Foreign Currency Translation

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income (loss). Foreign currency transaction gains or losses are included in operating expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

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

HORIZON 2020

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.5 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015.

In May 2015, the Company received a pre-payment from the two granting organizations for a total value of E1.5 million. A second pre-payment of E917 from the EU was received in December 2016, and E614 from "SERI" was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new request for payment, which resulted in another pre-payment from the EU of E77 received in February 2018. This brings the total cash received year to date to E3,162, which represents 82% of the agreed grant amount but the maximum funding available until the end of the project. The remaining funds available under the grant will be received after the Company receives approval for the final report which will be submitted in November 2018 and approved by the EU and SERI.

SANOFI PASTEUR BIOLOGICS

  On December 1, 2016, Mymetics Corporation entered into a material definitive Research Agreement with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi (SNY). The project will investigate the immunogenicity of influenza vaccines based on the Company’s proprietary virosome technology platform in preclinical settings. If this project is successful it could result in a further and more extensive collaboration between the two companies. The project duration was six to twelve months and started in January 2017 and was extended for an another year as of October 20, 2017. The revenue is recognized upon delivery of the contractual material.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2017 or 2016. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.

In-Process Research and Development

In-Process research and development (referred to as IPR&D) represents the estimated fair value assigned to research and development projects acquired in a purchased business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D assets acquired in a business combination are capitalized as indefinite-lived intangible assets. These assets remain indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period prior to completion or abandonment, those acquired indefinite-lived assets are not amortized but are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2016, the Company decided to place the RSV development program on indefinite hold. As a result, an impairment loss related to IPR&D recorded for this program of E2,266 was recorded in 2016.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of December 31, 2017, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2017 or 2016. The Company’s United States tax returns are open to audit for the years ended December 31, 2014 to 2017. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2017. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2017.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the years ended December 31, 2017 and 2016, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2017, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 623,183,765 includes 594,083,765 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2016, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 586,584,087 includes 557,484,087 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2017 or 2016. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, receivables, accounts payable, and notes payable. The carrying value of cash, receivables and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes that it is not practicable to estimate the fair value of the notes payable due to the conversion features and unique nature of these instruments.

Concentrations

In 2017 and 2016, the Company derived 87% and 64% of revenue from its relationship with one collaborative partner respectively. In 2017 and 2016, the Company derived 0% and 28% of revenue from its relationship with a different collabortive partner.

Recently Issued Accounting Standards

  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies may adopt the new standard using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). The Company believes the impact of adopting the new guidance will be immaterial to its annual and interim financial statements. The Company will also be required to make additional disclosures under the new guidance. The Company plans to adopt this standard in the first quarter of 2018 using the modified retrospective method.

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

Note 2. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained in 2016 as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. Fees paid to the law firms in the years ended December 31, 2017 and 2016, amounted to E63 and E30, respectively.

Two of the Company’s major shareholders have granted secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of E50,041, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows at December 31, 2017:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(US$ stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	159	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,002	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	250	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa
Total Short Term Principal Amounts		E	29,988
Accrued Interest		E	20,421

TOTAL LOANS AND NOTES		E	50,409

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
(7)
On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,840 and E460, respectively, with a 2.5% interest per annum and a maturity date of March 1, 2018. The first 50% of the promissory Notes of E920 and E230, respectively, were provided immediately. The second 50% of the promissory notes of E920 and E230, respectively, were provided on October 18, 2017 with a 2.5% interest per annum and a maturity date of October 18, 2018. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:

	2017	2016
U.S. Federal statutory rates on net loss before income taxes	E(1,396)	E(2,032)
Effect of foreign statutory rate differences	(36)	61
Effect of exchange rate changes	3,516	(1,018)
Expiration of net operating loss carry forwards	580	--
Permanent differences	(12)	76
Deferred tax impact from tax rate change	9,422	--
Change in valuation allowance	(12,069)	2,902

Income tax provision (benefit)	E5	E(11)
Deferred tax asset is composed of the following:

	2017	2016

Licenses capitalized for United States tax purposes	E357	E799
Stock options	157	255
Foreign tax credit carry over	214	243
Net operating loss carry forwards
United States	14,687	25,841
Switzerland	299	896
The Netherlands	434	183
Luxembourg	--	--

	16,148	28,217
Less valuation allowance for deferred tax asset	(16,148)	(28,217)

Net deferred tax asset	E--	E--

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at the new lower tax rate resulting in a reduction to the value of the deferred tax asset.

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2017, the Company had estimated net operating loss carry forwards which expire as follows:

	United States	Switzerland	The Netherlands

2018	654	492	1,736
2019	319	453
2020	470	17
2021	969	--
2022-2037	67,525	233
Perpetual	--	--
	E69,937	E1,195	1,736

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

The Company recognized compensation expense related to the issued option grants of E36 and E77 for the years ended December 31, 2017 and 2016, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2017 and 2016. As of December 31, 2017, a total of 3,220,000 shares of common stock with unrecognized compensation cost of E14 are unvested. The cost is expected to be recognized ratably through August 2019.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	29,580,000	$0.02 to $0.19	$0.0362
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	(480,000)	0.023	0.023

Outstanding, December 31, 2016	29,100,000	$0.02 to $0.19	$0.0364
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	--	--

Outstanding, December 31, 2017	29,100,000	$0.02 to $0.19	$0.0364	5.81	$19,195

Exercisable, December 31, 2017	25,880,000	$0.02 to $0.19	$0.0381	5.62	$19,195

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

Outstanding and exercisable options by price range as of December 31, 2017, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.14	2,350,000	2.0	$0.140	2,350,000	$0.140
$0.19	1,000,000	2.5	$0.190	1,000,000	$0.190
$0.02	17,450,000	5.8	$0.020	17,450,000	$0.020
$0.023	8,300,000	7.3	$0.023	5,080,000	$0.023
$0.02 - $ 0.19	29,100,000		$0.0364	25,880,000	$0.0381

During the year 2017 and 2016, no stock options were issued.

As of December 31, 2017, the 2013 Stock Option Plan has 1,150,000 shares available for future grants of stock options.

The Company will issue new shares upon the exercise of any options.

Note 5. Commitments

Total rent expense per year was E150 for 2017 and E162 for 2016. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2018.

Note 6. Subsequent Events

Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,840 and E460, respectively during 2017. The maturity dates of the first and second set of notes expired on February 28, 2018 and October 18, 2018, respectively. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

March 29, 2018	By:	/s/ Ronald Kempers
Name Ronald Kempers
Title Chief Executive Officer / Chief Financial Officer

March 29, 2018	By:	/s/ Ulrich Burkhard
Name: Ulrich Burkhard
Title: Director

March 29, 2018	By:	/s/ Ernest Stern
Name: Ernest Stern
Title: Director

March 29, 2018	By:	/s/ Thomas Staehelin
Name: Thomas Staehelin
Title: Director

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

Mymetics Corporation

March 29, 2018	By:	/s/ Ronald Kempers
Name Ronald Kempers
Title Chief Executive Officer / Chief Financial Officer

March 29, 2018	By:	/s/ Ulrich Burkhard
Name: Ulrich Burkhard
Title: Director

March 29, 2018	By:	/s/ Ernest Stern
Name: Ernest Stern
Title: Director

March 29, 2018	By:	/s/ Thomas Staehelin
Name: Thomas Staehelin
Title: Director