Form 10-Q
period 2018-03-31
MYMETICS CORP
filed 2018-05-14
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2018
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	E545	E1,180
Receivables	57	90
Prepaid expenses	50	36
Total current assets	652	1,306

Property and equipment, net of accumulated depreciation of E399 at March 31, 2018 and E391 at December 31, 2017	57	65
Goodwill	6,671	6,671
	E7,380	E 8,042

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E 71	E 237
Deferred revenue from grants	85	274
Non-convertible notes payable and related accrued interest to related parties	2,344	2,330
Convertible notes payable and related accrued interest to related parties	48,651	48,079
Total liabilities	51,151	50,920

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued 303,757,622 at March 31, 2018 and at December 31, 2017	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,434	34,428
Accumulated deficit	(81,401)	(80,503
Accumulated other comprehensive income	666	667
	(43,771)	(42,878
	E7,380	E8,042

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
Research and Development services	E--	E104
Grants	297	279
	297	383
Expenses
Research and development	308	667
General and administrative	277	330

Depreciation	8	9
Directors' fees	5	5
Foreign exchange gain	(65)	(35)
	533	976
Operating Loss	(236)	(593)

Interest expense	653	646
Loss before income tax (provision) benefit	(889)	(1,239)

Income tax (provision) benefit	(9)	--
Net Loss	(898)	(1,239)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1)	2
Comprehensive loss	E(899)	E(1,237)

Basic and diluted earnings per share	E(0.00)	E(0.00)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flow from Operating Activities
Net Loss	E(898)	E(1,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8	9
Stock compensation expense – options	6	12
Changes in operating assets and liabilities
Receivables	33	(1)
Accrued interests on notes payable	586	606
Accounts payable	(166)	(21)
Deferred revenue from grants	(189)	(280)
Other	(14)	(74)
Net cash used in operating activities	(634)	(988)

Cash Flows from Investing Activities
Purchase of property and equipment	--	(18)
Net cash used in investing activities	--	(18)

Cash Flows from Financing Activities
Increase in notes payable	--	1,150
Net cash provided by investing activities	--	1,150

Effect on foreign exchange rate on cash	(1)	2
Net change in cash	(635)	146

Cash, beginning of period	1,180	1,391
Cash, end of period	E545	E1,537

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2017.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2018 were of a normal and recurring nature.

  Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Historically, its main research efforts focused on the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has the following vaccines in its pipeline; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) influenza for elderly which has finished a clinical trial Phase I, (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage and currently on hold and (iv) Chikungunya virus at the discovery stage.

  As of March 31, 2018, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through the licensing of its RSV vaccine, a small research project with Sanofi for influenza vaccines and from collaboration and grant agreements for R&D services. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future such as by licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E81,401 at March 31, 2018. Further, the Company’s current liabilities exceed its current assets by E50,499 as of March 31, 2018, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

REVENUE RECOGNITION

Effective January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method and there was no impact to our financial position and results of operations as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Overall, adoption of the new standard did not result in an adjustment to amounts previously reported in our consolidated financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

The Company has concluded that government grants are not within the scope of Topic 606, as they do not meet the definition of a contract with a “customer”. We concluded the definition of a contract with a “customer” was not met as the counterparty to the government grants has not contracted to obtain goods or services and thus the contracts are not considered to have commercial substance. Government grants provide the Company with payments for certain types of expenditures related to research and development activities over a contractually defined period. Revenue from government grants is recognized in the period during which the related costs are incurred, provided that the applicable conditions under the government contracts have been met.

Grant Revenue - HORIZON 2020

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

The amounts mentioned in the following statements are purely related to Mymetics and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1.5 million in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brings the total funding received year to date to E3,162, which represents 82% of the agreed contribution but the maximum funding available until the end of the project. The total cost incurred year to date represents 99% of the total funding received year to date. The remaining funds will be received after the Company receives approval for the final report which will be submitted in November 2018. The maximum funds available is E636.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2018 or December 31, 2017. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount exceeds its fair value, the implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2018, management believes there are no indications of impairment.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2018 and 2017, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2018, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 632,333,684 at March 31, 2018 includes 603,233,684 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three months ended March 31, 2017, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 595,734,007 at March 31, 2017 includes 566,634,007 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2018 or December 31, 2017.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2018 nor in the three months ended March 31, 2017.

Stock compensation expense amounted to E6 and E12 during the three months periods ended March 31, 2018 and 2017, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

The Company derived 100% of grant revenue for the three month periods ended March 31, 2018 and March 31, 2017 from on partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. The Company incurred professional fees to the counsel's law firms totaling E6 and E23 for the three months ended March 31, 2018 and 2017, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E50,622, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E50,995 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2018:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	154	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	974	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	244	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	29,948
Accrued Interest		E	21,047

TOTAL LOANS AND NOTES		E	50,995

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

(7) The maturity date the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Subsequent Events

On April 16, 2018, the Company entered into a Research and Option to License Agreement with Anergis SA (“Anergis”). Under the terms of the Research Agreement, a pre-clinical study program will evaluate the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and will compare the results to Anergis’ AllerT product combination. The results of the program are expected in the first quarter of 2019.

In the event that the results of the pre-clinical study program are successful, Anergis has the option to obtain an exclusive worldwide license of Mymetics’ virosome technology for the development of allergy vaccines. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of executing the LCA is delayed, milestone payments based on certain regulatory clearances and royalties for net sales.

ITEM  2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2018 and 2017 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2017 and related notes and the description of the Company's business and properties included elsewhere herein.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report are not purely historical but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue", "probably" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2017 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2017.

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Revenue was E297 and E383 for the three months ended March 31, 2018 and 2017, respectively, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E533 for the three months ended March 31, 2018 from E976 (-45.4%) for the three months ended March 31, 2017, mainly due to higher subcontracting services of E372 paid to PXT during the same period in 2017, related to the Horizon 2020 Maciviva project.

Research and development expenses decreased to E308 in the current period from E667 (-53.9%) in the comparative period of 2017, mainly due to lower subcontracting services during the three month period ending March 2018.

General and administrative expenses decreased to E277 in the three months ended March 31, 2018 from E330 (-16.1%) in the comparative period of 2017. The decrease is mainly due to higher legal cost and audit cost related to the goodwill testing, incurred during the three months ended March 31, 2017.

Interest expense increased to E653 for the three months ended March 31, 2018 from E646 for the three months ended March 31, 2017 related to existing loans from third party investors.

The Company reported a net loss of (E898), or (E0.00) per share, for the three months ended March 31, 2018, compared to a net loss of (E1,239), or (E0.00) per share, for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E545 at March 31, 2018 compared to E1,180 at December 31, 2017.

Our revenue has been generated through the Horizon 2020 project. For 2018, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of March 31, 2018, we had an accumulated deficit of approximately E81 million, and had net loss of E898 in the three month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E634 for the three month period ended March 31, 2018. During the three month period ending March 31, 2017 net cash used in operating activities was E988 mainly due to the subcontracting services paid to PXT related to the Maciviva project of E372.

Net cash used in investing activities was NIL during the three months ended March 31, 2018, compared to (E18) for the comparable period in 2017 related to the purchase of equipment for our laboratory in Leiden.

Net cash provided in financing activities is NIL for the three months ended March 31, 2018, compared to E1,150 for the comparable period ended March 31, 2017 related to promissory notes from our main investors.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

Our Swiss subsidiary, Mymetics S.A., has, besides the CEO and CSO, two additional employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, three full-time technicians and one part-time assistant.

We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV, Influenza and Chikungunya vaccines, which we will try to seek through collaborations with pharmaceutical companies or with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties and through license and collaboration agreements and grant agreements.

We anticipate that our normal operations will require approximately E1,400 in the year ending December 31, 2018. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

Monthly fixed and recurring expenses for "Property leases" of E13 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which E4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and E9 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 204 square meters.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of E21,047 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the three month period ending March 31, 2018, our principal source of funds has been revenues related to the Horizon 2020 project.

In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brings the total funding received year to date to E3,162, which represents 82% of the agreed contribution but the maximum funding available until the end of the project. The remaining funds will be received after the Company receives approval for the final report which will be submitted in November 2018. The maximum available funds is E636.

We have filed or are in the process of filing new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2018.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our management, Ronald Kempers, who is both CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

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

MYMETICS CORPORATION

Dated: May 14, 2018	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer