Form 10-Q
period 2018-06-30
MYMETICS CORP
filed 2018-08-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2018
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	E843	E1,180
Receivables	155	90
Prepaid expenses	43	36
Total current assets	1,041	1,306

Property and equipment, net of accumulated depreciation of E407 at June 30, 2018 and E391 at December 31, 2017	49	65
Goodwill	6,671	6,671
	E7,761	E8,042

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E27	E237
Deferred revenue from grants	43	274
Non-convertible notes payable and related accrued interest to related parties	3,160	2,330
Convertible notes payable and related accrued interest to related parties	49,428	48,079
Total liabilities	52,658	50,920

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued and outstanding 303,757,622 at June 30, 2018 and at December 31, 2017	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,436	34,428
Accumulated deficit	(82,533)	(80,503)
Accumulated other comprehensive income	670	667
	(44,897)	(42,878)
	E7,761	E8,042

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Research and development services	E--	E98	E--	E202
Grants	189	219	486	498
	189	317	486	700
Expenses
Research and development	271	300	579	967
General and administrative	236	294	513	624
Bank fee	1	1	1	1
Depreciation	8	9	16	18
Directors' fees	5	5	10	10
Foreign exchange (gain) loss and other	138	(172)	73	(207)
	659	437	1,192	1,413

Operating (loss)	(470)	(120)	(706)	(713)

Interest expense	657	649	1,310	1,295
Loss before income tax (provision) benefit	(1,127)	(769)	(2,016)	(2,008)

Income tax (provision) benefit	(5)	(3)	(14)	(3)
Net loss	(1,132)	(772)	(2,030)	(2,011)

Other comprehensive loss
Foreign currency translation adjustment	4	(11)	3	(9)
Comprehensive loss	E(1,128)	E(783)	E(2,027)	E(2,020)

Basic earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)
Diluted earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flow from Operating Activities
Net loss	E(2,030)	E(2,011)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16	18
Stock compensation expense – options	8	24
Changes in operating assets and liabilities
Receivables	(65)	104
Accrued interests on notes payable	1,379	1,088
Accounts payable	(210)	(81)
Deferred revenue from grants	(231)	(6)
Other	(7)	(9)
Net cash used in operating activities	(1,140)	(873)

Cash Flows from Investing Activities
Purchase of property and equipment	--	(34)
Net cash used in investing activities	--	(34)

Cash Flows from Financing Activities
Increase in notes payable	800	1,150
Net cash provided by investing activities	800	1,150

Effect on foreign exchange rate on cash	3	(11)
Net change in cash	(337)	232

Cash, beginning of period	1,180	1,391
Cash, end of period	E843	E1,623

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period and six-month period ending June 30, 2018 were of a normal and recurring nature.

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Historically, its main research efforts focused on the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has the following vaccines in its pipeline; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) influenza which has finished a clinical trial Phase I, (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage and currently on hold and (iv) Chikungunya virus at the discovery stage.

As of June 30, 2018, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through its license, collaboration and grant agreements. Currently the Company is working on two research projects with commercial partners. One project with Sanofi for influenza vaccines, for which we are currently conducting a pre-clinical studies and results are expected not before October 2018. A second project with Anergis SA, for which the Company is preparing virosome based vaccines which include Anergis peptides for treating birch pollen allergy, which will subsequently be tested in preclinical studies and results are not expected before the end of 2018. The Company is also working on a grant funded project in the field of HIV being the EU Horizon 2020 and Switzerland SERI which focusses on developing thermostable and cold chain independent virosome based vaccines (Maciviva project). This project will end by October 2018. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E82,533 at June 30, 2018. Further, the Company’s current liabilities exceed its current assets by E51,617 as of June 30, 2018, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of the financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in expenses in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

CASH

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash deposits are occasionally in excess of insured amounts.

REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method and there was no impact to financial position and results of operations as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Overall, adoption of the new standard did not result in an adjustment to amounts previously reported in our consolidated financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

The Company has concluded that government grants are not within the scope of Topic 606, as they do not meet the definition of a contract with a “customer”. The Company concluded the definition of a contract with a “customer” was not met as the counterparty to the government grants has not contracted to obtain goods or services and thus the contracts are not considered to have commercial substance. Government grants provide the Company with payments for certain types of expenditures related to research and development activities over a contractually defined period. Revenue from government grants is recognized in the period during which the related costs are incurred, provided that the applicable conditions under the government contracts have been met.

Grant Revenue - HORIZON 2020

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration is 42 months and started on May 4, 2015.

The amounts mentioned in the following statements are purely related to Mymetics and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1.5 million in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brings the total funding received year to date to E3,162, which represents 82% of the agreed contribution but the maximum funding is available until the end of the project. The total cost incurred year to date represents 85% of the agreed contribution. The Company received the maximum funding available until the final payment at end of the project. As a result, any additional cost is now funded by the Company until the final payment is received. The total cash funded by the Company is E80 as of June 30, 2018. The remaining funds will be received after the Company receives approval for the final report which will be submitted in November 2018. The maximum funds available is E681.

ANERGIS SA

In April 2018, the Company entered into a Research and Option to License Agreement with Anergis SA (“Anergis”). Under the terms of the Research Agreement, a pre-clinical study program will evaluate the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and will compare the results to Anergis’ AllerT product combination. The results of the program are expected in the first quarter of 2019.

In the event that the results of the pre-clinical study program are successful, Anergis has the option to obtain an exclusive worldwide license of Mymetics’ virosome technology for the development of allergy vaccines. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. 53% of the agreed payments from the Research and Option to License Agreement were received as of end of June 2018. This agreement is a collaborative agreement with an upfront fee that will be recognized as revenue upon delivery of the contractual material, planned in Q3 2018.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2018 or December 31, 2017. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. An impairment loss would be recognized for the excess of a reporting unit's carrying amount over its fair value. The Company currently has only one business unit. As of June 30, 2018, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2018, or December 31, 2017. The Company’s United States tax returns are open to audit for the years ended December 31, 2014 to 2017. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2017. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2017.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended June 30, 2018 and 2017, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and six months ended June 30, 2018, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 641,483,604 at June 30, 2018 includes 612,383,604 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and six months ended June 30, 2017, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 604,883,926 at June 30, 2018 includes 575,783,926 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2018 or December 31, 2017.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2018 nor in the six months ended June 30, 2017.

During the three month periods ended June 30, 2018 and 2017, stock compensation expense amounted to E3 and E9, respectively. Stock compensation expense amounted to E8 and E24 during the six month periods ended June 30, 2018 and 2017, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 100% of grant revenue for the three and six month periods ended June 30, 2018 and June 30, 2017 from one partner, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. The Company incurred professional fees to the counsel's law firms totaling E16 and E29 for the six months ended June 30, 2018 and 2017, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E52,210, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E52,588 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at June 30, 2018:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	163	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,030	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	257	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E	160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E	640	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	30,827
Accrued Interest		E	21,761

TOTAL LOANS AND NOTES		E	52,588

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

None.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2018 and 2017 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2017 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Revenue was E189 and E317 for the three months ended June 30, 2018 and 2017, respectively, mainly related to the decrease in revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses increased to E659 for the three months ended June 30, 2018 from E437 (50.8%) for the three months ended June 30, 2017, mainly due to forex revaluation loss of existing US$ based share holder loans of (E138) incurred during the three months ended June 30, 2018, while a forex revaluation gain of existing US$ based shareholder loans of E172 incurred during the three months ended June 30, 2017.

Research and development expenses decreased to E271 in the current period from E300 (-8.0%) in the comparative period of 2017, mainly due to lower subcontracting services during the three month period ending June 30, 2018.

General and administrative expenses decreased to E236 in the three months ended June 30, 2018 from E294 (-20.4%) in the comparative period of 2017. The decrease is mainly due to higher legal and audit cost related to the goodwill testing, incurred during the comparative period ended June 2017.

Interest expense increased to E657 for the three months ended June 30, 2018 from E649 for the three months ended June 30, 2017 related to an increase in existing loans from related parties.

The Company reported a net loss of (E1,132), or (E0.00) per share, for the three months ended June 30, 2018, compared to a net loss of (E772), or (E0.00) per share, for the three months ended June 30, 2017.

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Revenue was E486 and E700 for the six months ended June 30, 2018 and 2017, respectively, mainly related to a decrease of the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E1,192 for the six months ended June 30, 2018 from E1,413 (-15.6%) for the six months ended June 30, 2017, mainly due to higher subcontracting services of E372 paid to PXT during the same period in 2017, related to the Horizon 2020 Maciviva project.

Research and development expenses decreased to E579 in the current period from E967 (-40.1%) in the comparative period of 2017, mainly due to lower subcontracting services during the six month period ending June 30, 2018.

General and administrative expenses decreased to E513 in the six months ended June 30, 2018 from E624 (-17.8%) in the comparative period of 2017. The decrease is mainly due to higher legal and audit cost related to the goodwill testing, incurred during the comparative period ended June 2017.

Foreign exchange revaluation generated a net loss of (E73) during the six months ended June 30, 2018 and a net gain of E207 during the six months ended June 30, 2017, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (E2,030), or (E0.01) per share, for the six months ended June 30, 2018, compared to a net loss of (E2,011), or (E0.01) per share, for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E843 at June 30, 2018 compared to E1,180 at December 31, 2017.

Our revenue has been generated through the Horizon 2020 project. For 2018, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of June 30, 2018, we had an accumulated deficit of approximately E83 million, and had net loss of E2,030 in the six months period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E1,140 for the six month period ended June 30, 2018 mainly due to the payments for subcontracting services paid to third parties related to the Maciviva project of E430. During the six month period ended June 30, 2017 net cash used in operating activities was E873.

Net cash used in investing activities was NIL during the six months ended June 30, 2018, compared to (E34) for the comparable period in 2017, related to the purchase of equipment for our laboratory in Leiden.

Financing activities provided net cash of E800 for the six months ended June 30, 2018, related to promissory notes from our main investors, and E1,150 for the comparable period ended June 30, 2017.

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

The Company intends to continue to incur additional expenditures during the next six months for additional research and development of our HIV, Influenza and Chikungunya vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated partially through a license and collaboration agreement and grant agreements

The Company anticipates that our normal operations will require approximately E750 from existing capital resources in the year ending December 31, 2018. Additional promissory notes for a total of E800 from our main investors are planned to be received in September 2018. We will seek to raise additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E21,761 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the six month period ending June 30, 2018, our principal source of funds has been revenues related to the Horizon 2020 project and additionally promissory notes from our two main investors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2018.

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

MYMETICS CORPORATION

Dated: August 13, 2018	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer