Form 10-Q
period 2018-09-30
MYMETICS CORP
filed 2018-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2018
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	E254	E1,180
Receivables	348	90
Prepaid expenses	38	36
Total current assets	640	1,306

Property and equipment, net of accumulated depreciation of E414 at September 30, 2018 and E391 at December 31, 2017	42	65
Goodwill	6,671	6,671
	E7,353	E8,042

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$58	$237
Deferred revenue from grants	--	274
Non-convertible notes payable and related accrued interest to related parties	3,180	2,330
Convertible notes payable and related accrued interest to related parties	50,079	48,079
Total liabilities	53,317	50,920

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2018 and at December 31, 2017	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,437	34,428
Accumulated deficit	(83,604)	(80,503)
Accumulated other comprehensive income	673	667
	(45,964)	(42,878)
	$7,353	$8,042

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Research and development services	E75	E--	E75	E202
Grants	199	399	685	897
	274	399	760	1,099
Expenses
Research and development	343	555	922	1,522
General and administrative	319	276	832	900
Bank fee	--	1	1	2
Depreciation	7	10	23	28
Directors' fees	5	5	15	15
Foreign exchange (gain) loss and other	11	(78)	84	(285)
	685	769	1,877	2,182

Operating (loss)	(411)	(370)	(1,117)	(1,083)

Interest expense	660	647	1,970	1,942
Loss before income tax (provision) benefit	(1,071)	(1,017)	(3,087)	(3,025)

Income tax (provision) benefit	--	(3)	(14)	(6)
Net loss	(1,071)	(1,020)	(3,101)	(3,031)

Other comprehensive loss
Foreign currency translation adjustment	3	(9)	6	(18)
Comprehensive loss	E(1,068)	E(1,029)	E(3,095)	E(3,049)

Basic earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)
Diluted earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flow from Operating Activities
Net loss	E(3,101)	E(3,031)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23	28
Stock compensation expense – options	9	31
Changes in operating assets and liabilities
Receivables	(258)	114
Accrued interests on notes payable	2,050	1,655
Accounts payable	(179)	(24)
Deferred revenue from grants	(274)	(432)
Other	(2)	--
Net cash used in operating activities	(1,732)	(1,659)

Cash Flows from Investing Activities
Purchase of property and equipment	--	(34)
Net cash used in investing activities	--	(34)

Cash Flows from Financing Activities
Increase in notes payable	800	1,150
Net cash provided by investing activities	800	1,150

Effect on foreign exchange rate on cash	6	(18)
Net change in cash	(926)	(561)

Cash, beginning of period	1,180	1,391
Cash, end of period	E254	E830

The accompanying notes are an integral part of these financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period and nine-month period ending September 30, 2018 were of a normal and recurring nature.

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

As of September 30, 2018, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through its license, collaboration and grant agreements. Currently the Company is working on two research projects with commercial partners. One project with Sanofi for influenza vaccines, for which we are currently conducting a pre-clinical studies and results are expected not before November 2018. A second project with Anergis SA, for which the Company is preparing virosome based vaccines which include Anergis peptides for treating birch pollen allergy, which will subsequently be tested in preclinical studies and results are expected at the beginning of 2019. The Company is also working on a grant funded project in the field of HIV being the EU Horizon 2020 and Switzerland SERI which focuses on developing thermostable and cold chain independent virosome based vaccines (Maciviva project). This project will end by October 2018. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E83,604 at September 30, 2018. Further, the Company’s current liabilities exceed its current assets by E52,677 as of September 30, 2018, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of the financial statements.

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

Grant Revenue - HORIZON 2020

  In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project started on May 4, 2015 and will end officially on November 2, 2018, after which a final report will be prepared and presented.

  The amounts mentioned in the following statements are purely related to Mymetics and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1.5 million in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brings the total funding received year to date to E3,162, which represents 82% of the agreed contribution. The total cost incurred year to date by Mymetics for this project represents 87% of the awarded grant contribution. The Company received the maximum funding available and will receive the final payment at end of the project after submission of the final report. As a result, the additional cost for this project are funded by the Company until the final payment is received. The total cash funded by the Company is E262 as of September 30, 2018. The year to date amount due by SERI and by the EU of E302 is accounted as receivable and will be paid to the company 60 days after the validation of the final report. The final report will be submitted in December 2018. The maximum remaining funds available is E379.

ANERGIS SA

  In April 2018, the Company entered into a Research and Option to License Agreement with Anergis SA (“Anergis”). Under the terms of the Research Agreement, a pre-clinical study program will evaluate the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and will compare the results to Anergis’ AllerT product combination. The results of the program are expected in the first quarter of 2019 and is included in research and development services revenue.

  In the event that the results of the pre-clinical study program are successful, Anergis has the option to obtain an exclusive worldwide license of Mymetics’ virosome technology for the development of allergy vaccines. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. 100% of the agreed payments from the Research and Option to License Agreement were received as of end of September 2018. The contractual material has been delivered in 18Q03, therefore the agreed fee is recognized as revenue as of end of September 30, 2018.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2018 or December 31, 2017. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

  Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. An impairment loss would be recognized for the excess of a reporting unit's carrying amount over its fair value. The Company currently has only one business unit. As of September 30, 2018, management believes there are no indications of impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2018, or December 31, 2017. The Company’s United States tax returns are open to audit for the years ended December 31, 2014 to 2017. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2017. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2017.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2018 and 2017, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three and nine months ended September 30, 2018, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 650,633,523 at September 30, 2018 includes 621,533,523 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

  For the three and nine months ended September 30, 2017, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 614,033,846 at September 30, 2017 includes 584,933,846 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2018 or December 31, 2017.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2018 nor in the nine months ended September 30, 2017.

During the three month periods ended September 30, 2018 and 2017, stock compensation expense amounted to E1 and E13, respectively. Stock compensation expense amounted to E9 and E31 during the nine month periods ended September 30, 2018 and 2017, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 100% of grant revenue for the three and nine month periods ended September 30, 2018 and September 30, 2017 from one partner, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. The Company incurred professional fees to the counsel's law firms totaling E23 and E31 for the nine months ended September 30, 2018 and 2017, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E52,876, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E53,259 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at September 30, 2018:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion
Eardley Holding A.G. (1)	06/23/2006	E	164	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,034	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	259	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E	160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E	640	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	30,834
Accrued Interest		E	22,425

TOTAL LOANS AND NOTES		E	53,259

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

(7) The maturity date the later of (i) September 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Subsequent Events

On October 16, 2018, the Company has announced the start of a small research project in the field of cancer immunotherapy together with eTheRNA N.V., a clinical stage biotech company developing novel mRNA cancer immunotherapy. The objective of the project is to evaluate the suitability of Mymetics’ proprietary virosome vaccine delivery technology in combination with mRNA, specifically eTheRNA’s proprietary TriMix mRNA. eTheRNA will evaluate the duration and intensity of mRNA expression in vivo and the induction of antigen specific T cells and antitumor efficacy upon therapeutic vaccination in selected tumor models.

Mymetics’ virosome particles have shown to be able to trigger good specific T cell responses as virosomes are able to be absorbed and processed by dendritic cells, thereby presenting specific antigens to T-Cells to promote immunity against these foreign antigens.

The project is the first step in determining if there is a basis for a further collaboration between Mymetics and eTheRNA, of short duration and without immediate commercial impact for either of the parties involved.

In November, 2018, the Company agreed with Round Enterprises Ltd and Eardley Holding AG the issuance of promissory notes with a total combined value of E800, with an annual interest rate of 2.5% and a maturity date which is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The total amount of E800 has been received on November 2018.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics for the periods ended September 30, 2018 and 2017 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2017 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenue was E274 and E399 for the three months ended September 30, 2018 and 2017, respectively, the decrease in revenue recognized is related to a 55% decrease in the work performed under the Horizon 2020 grants, as compared to the same period in 2017, while the fee from the Research and Option to License Agreement with Anergis of E75 was recognized as of end of September 30, 2018.

Costs and expenses decreased to E685 for the three months ended September 30, 2018 from E769 (-10.9%) for the three months ended September 30, 2017, mainly due a decrease in R&D expenses.

Research and development expenses decreased to E343 in the current period from E555 (-38.2%) in the comparative period of 2017, mainly due to lower subcontracting services related to the Maciviva project during the three month period ending September 30, 2018.

General and administrative expenses increased to E319 in the three months ended September 30, 2018 from E276 (15.6%) in the comparative period of 2017. The increase is mainly due to higher annual D&O insurance premium as compared to previous years.

The Company reported a Net Operating Loss of (E411) in the three months ended September 30, 2018 and (E370) in the comparative period in 2017.

The Company reported a net loss of (E1,071), or (E0.00) per share, for the three months ended September 30, 2018, compared to a net loss of (E1,020), or (E0.00) per share, for the three months ended September 30, 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenue was E760 and E1,099 for the nine months ended September 30, 2018 and 2017, respectively, mainly related to a decrease of the revenue recognized for the work performed under the Horizon 2020 grants and E202 of revenue related to the Research Agreement with Sanofi Pasteur Biologics (to investigate the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in preclinical) recognized during the nine months ended September 30, 2017.

Costs and expenses decreased to E1,856 for the nine months ended September 30, 2018 from E2,182 (-14.9%) for the nine months ended September 30, 2017, mainly due to a decrease in the R&D costs related to the Horizon 2020 Maciviva project.

Research and development expenses decreased to E922 in the current period from E1,522 (-39.4%) in the comparative period of 2017, mainly due to lower subcontracting services related to the Maciviva project during the nine month period ending September 30, 2018.

General and administrative expenses decreased to E832 in the nine months ended September 30, 2018 from E900 (-7.6%) in the comparative period of 2017. The decrease is mainly due to higher legal and audit cost related to the goodwill testing, incurred during the comparative period ended September 2017.

Foreign exchange revaluation generated a net loss of (E84) during the nine months ended September 30, 2018 and a net gain of E285 during the nine months ended September 30, 2017, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a Net Operating Loss of (E1,117) in the nine months ended September 30, 2018 and (E1,083) in the comparative period in 2017.

The Company reported a net loss of (E3,101), or (E0.01) per share, for the nine months ended September 30, 2018, compared to a net loss of (E3,031), or (E0.01) per share, for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E254 at September 30, 2018 compared to E1,180 at December 31, 2017.

  Our revenue has been mainly generated through the Horizon 2020 project. For the remaining period of 2018, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology.

  As of September 30, 2018, we had an accumulated deficit of approximately E84 million, and had net loss of E3,101 in the nine months period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E1,732 for the nine month period ended September 30, 2018 mainly due to the payments for subcontracting services paid to third parties related to the Maciviva project of E336. During the nine month period ended September 30, 2017 net cash used in operating activities was E1,659.

Net cash used in investing activities was nil during the nine months ended September 30, 2018, compared to (E34) for the comparable period in 2017, related to the purchase of equipment for our laboratory in Leiden.

Financing activities provided net cash of E800 for the nine months ended September 30, 2018, related to promissory notes from our main investors, and E1,150 for the comparable period ended September 30, 2017.

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

  The Company intends to continue to incur additional expenditures during the next three months for additional research and development of our HIV, Influenza and Chikungunya vaccines, which we will try to seek through collaborations with not-for-profit organizations. These expenditures will relate to the continued testing of its prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, while the last two years our financing was generated partially through a license and collaboration agreement and grant agreements.

  The Company anticipates that its normal operations will require approximately E400 in the year ending December 31, 2018. Additional promissory notes for a total of E800 from our main investors are planned to be received in November 2018 and we expect to receive the remaining Horizon2020 funds in early 2019. We will seek to raise additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E22,425 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the nine month period ending September 30, 2018, our principal source of funds has been revenues related to the Horizon 2020 project and additionally promissory notes from our two main investors.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

  We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

  We anticipate that our existing capital resources will be sufficient to fund our cash requirements through the next three months. We have enough cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2019, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2018.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

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

MYMETICS CORPORATION

Dated: November 13, 2018	By:	/s/ Ronald Kempers
Ronald Kempers
Chief Executive Officer / Chief Financial Officer