Form 10-K
period 2018-12-31
MYMETICS CORP
filed 2019-03-28
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately U.S. $7,292,569 as of December 31, 2018, computed on the basis of the closing price on such date.
As of March 28, 2019, there were 303,757,622 shares of the registrant's Common Stock outstanding.

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

PART I
ITEM 1.BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on the research and development of next generation vaccines for infectious and life disabling diseases. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens and if required, adjuvants. We currently have several vaccine candidates in our pipeline: HIV-1/AIDS, intra-nasal influenza, malaria and Chikungunya, while our RSV and HSV vaccines candidate programs are on hold. We have started several discovery projects in immunotherapy, one in the allergy field and one the field of oncology, for which we collaborate with other biotech companies. Our vaccines for infectious diseases are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense in combination with humoral and cellular immune responses as a second-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine. Additionally, for certain immunotherapies, we are exploring the use of virosome platform to trigger specific immune responses. We believe that virosomes are the most promising vaccine delivery systems since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

We currently do not make, market or sell any products, but we generate some revenue through collaboration projects, grant funding and R&D services. We believe that our research and development activities will result in valuable intellectual property and know-how that can generate significant revenues for us in the future such as by licensing. Vaccines and immunotherapy are one of the fastest growing markets in the pharmaceutical industry. Vaccines have evolved from being an exclusively low price sector to one where substantial prices may be paid for some vaccine products that address unmet medical needs.

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

We own all of the outstanding voting stock of: (i) Mymetics S.A., a company originally organized as Mymetics Management Sàrl in 2007 under the laws of Switzerland, (ii) Bestewil Holding B.V. and (iii) Bestewil Holding B.V’s subsidiary Mymetics B.V. (formerly Virosome Biologicals B.V.) both of which are organized under the laws of The Netherlands and were acquired in 2009. In this document, unless the context otherwise requires, "Mymetics" and the "Corporation" refer to Mymetics Corporation and its subsidiaries.

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
●
Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing
●
Entering into strategic partnerships with leading pharmaceutical companies and research organizations

This approach has resulted in the development of a rich pipeline of promising vaccine candidates in either the pre-clinical or Phase I stage of development and validations through world leading partnerships.

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has proprietary vaccines in development: HIV-1, malaria, Chikungunya and intra-nasal influenza vaccines, while our HSV and RSV vaccine candidates are on hold. The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

Vaccine	Pre-Clinical	Phase I
HIV-1		X
RSV	On hold
Malaria		X
Influenza		X
Chikungunya	X

Additionally to the above pipeline, we have several immunotherapy evaluation projects among which, one project with Anergis SA, for the use of Mymetics’ virosomes in combination with Anergis’ Continuous Overlapping Peptides against birch pollen allergy and some in the oncology field.

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

Jan. 2018 – to Dec 2018: During this period we have advanced our HIV vaccine candidate mainly in the area of exploring thermostable formulations in powder and in tablet form and optimizing the analytical methods and GMP manufacturing capabilities, all part of the MACIVIVA project mentioned below.

Next steps:
Mymetics and the Texas Biomedical Research Institute are evaluating further collaboration opportunities, and we are starting to plan the clinical trial development for the Mymetics HIV vaccine candidate, building on the MACIVIVA project and the previous Phase I that already showed a good safety and tolerance profile and the induction of mucosal and humoral antibodies. Funding for the clinical trial development will be sought from partners and grant funding organizations. A combined Phase I/II on women and men might start by 2021.

HORIZON 2020-SERI

May 2015 to Nov. 2018: the MACIVIVA project (Manufacturing of Cold-chain Independent VIrosome Vaccines) as part of the EU Horizon 2020 research and innovation framework program started in May 2015 and finished in November 2018. Mymetics has lead this consortium project bringing together the consortium partners Catalent UK Swindon Zydis Ltd, Chimera Biotec GmbH (Germany), Upperton Ltd. (UK) and Bachem AG (Switzerland). A total of E8.4 million of grants was approved, of which E5.3 million is funded as part of Horizon 2020 and up to E3.1 million of funding was provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million was directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners. The project duration was 42 months and started on May 4, 2015.

In May 2015, the Company received a pre-payment from the two granting organizations for a total value of E1,554. A second pre-payment of E917 from the EU was received in December 2016, and E614 from "SERI" was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new request for payment, which resulted in another pre-payment from the EU of E77 received in February 2018. This brings the total cash received year to date to E3,162, which represents 82% of the agreed grant amount and the maximum funding available until the end of the project. The final report submitted in December 2018 to the EU has been approved on February 7, 2019 and the final payment has been received on February 22, 2019. The final report for Mymetics SA submitted to SERI has been approved on March 4, 2019 and the final payment received on March 19, 2019. This brings the total funding received to E3,693.

The project resulted in the development of analytical methods and GMP pilot lines to analyze and manufacture virosomes formulations into spray dried and freeze dried powder, sub-lingual and oral tablet formulations under GMP. Further studies showed that spray dried virosomes in a powder formulation stored at 4°C (40°F) or 40°C (104°F) maintained its structural integrity, while the liquid virosome formulation showed strong structural degradation at 40°C (104°F). Pre-clinical in vivo studies showed that Mymetics HIV-1 virosome vaccine candidate, after being down stream processed into different powder solid dosage forms, could trigger specific antibodies, which were variable depending on the formulation. In further pre-clinical in vivo studies, it was confirmed that the nasal delivery of spray dried virosomes was an effective, needle-free route for immunization, with levels of immune response comparative to that obtained by subcutaneous injection.

Next Steps:
The project has come to an end in November 2018. The know-how and expertise that has been created and the partnerships that have been built, will now be applied at first to the Mymetics HIV-1 vaccine candidate development and also applied to other virosome based vaccines.

Respiratory Syncytial Virus (RSV)

Respiratory syncytial virus (RSV) is a disease that causes infections of the lower respiratory tract, mainly in infants and young children. The virus, which belongs to the Paramyxoviridae family, can cause symptoms similar to the common cold, but can also lead to otitis media (middle ear infection), pneumonia, and bronchiolitis (inflammation of the small airways in the lung). Infection with RSV early in life can increase the chances of developing recurrent wheezing and asthma. Globally, RSV is responsible for over 30 million new acute lower respiratory infection episodes annually and up to 199,000 deaths in children under five years old, with 99 percent of these deaths occurring in low-resource countries. It is so widespread in the United States that nearly all children become infected with the virus before their second birthdays. The elderly population is also at risk of severe RSV disease.

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

2008 and 2009: MedImmune repeated key experiments in order to obtain their own validation of the results. Results were beyond their expectation, but MedImmune decided not to continue the program.

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

Oct: 2017: The Company entered into an Amendment effective October 20, 2017, of the Research Agreement dated December 1, 2016 with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi SA, (“Sanofi”), to extend the date of the Research Agreement for an additional year. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. Mymetics agreed to pay for a redesigned study.

Jan. 2018 to date: Mymetics finished the study during Q4 2018 and presented the data to Sanofi. The blinded study incorporated 12 groups of 10 mice which received different virosome formulations, administered through different routes, and one control formulation. The results were positive for most of Mymetics virosome formulations, some virosomes generated significantly higher HA inhibition (HAI) titers and good antibody titers. Although this study was successful and the Company has discussed the results with Sanofi, Mymetics for the time being will not be continuing its collaboration with Sanofi due to other priorities of Sanofi. We are evaluating the possible publication of the results.

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

Apr. 2016: The Company announced that the preclinical study funded by PATH-MVI and in collaboration with LMIV where Mymetics’ virosome based formulations for a malaria transmission-blocking vaccine candidate were tested and compared with other vaccine formulations, had been successful. The study showed that the virosome vaccine candidates, at the highest dose tested, generated high antibody titers against the required antigens and they were able to significantly reduce (97-100%) the transmission of the Plasmodium falciparum parasite. The Company is currently evaluating funding opportunities for the next steps of development.

Jan. 2018 to Nov. 2018: Mymetics has continued to collaborate with LMIV and produced different malaria transmission blocking virosome formulations that were tested in in vivo pre-clinical studies at LMIV and compared with clinical trial formulations. The results of this study were presented at the 67th American Society of Tropical Medicine and Hygiene (ASTMH), held from October 28 – November 1, 2018 in New Orleans, Louisiana. The poster highlighted that virosomes containing the Pfs230D1M antigen and TLR7/8 agonist produced durable Pfs230D1M antibody titers over a period of 126 Days in CD-1 mice. The titers and functional activity of sera generated by the Pfs230D1M OEG-TLR7/8 virosomes were comparable to those generated by a liposomal formulation similar to the clinical benchmark. The combination of TLR4 + TLR7/8 in the virosome did not increase titer or function of the TLR4 only virosome.

Next steps:
Mymetics is currently evaluating possible the further development of a malaria vaccine in collaboration with PATH-MVI and LMIV. In parallel, Mymetics is in collaboration with the Swiss Tropical and Public Health Institute and researchers at Oxford University to add two important antigens for a possible malaria vaccine candidate, the RH5 and the CyRPA peptides and has received access to EU supported laboratories under the Transvac2 program to execute the development of the tetra-valent malaria vaccine candidate and test this in pre-clinical studies in 2019.

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

Approach: There are no vaccines available for Chikungunya although there are several in development, of which one is in a clinical trial Phase II. Mymetics’ novel approach in CHIKV vaccine development is the generation of virosomal vaccines using the CHIKV envelope glycoproteins produced in insect cells. Virosomes are reconstituted viral envelopes, consisting of membrane lipids and viral spike glycoproteins. The external surface of the virosome resembles that of a virus particle, with spike (glyco) proteins protruding from the lipid membrane. Virosomes lack viral genetic material. The advantage is that highly purified CHIKV spikes (expressed in insect cells) will be used to constitute the virosomes. Thus, insect cell material (DNA, proteins) will be completely absent from the virosomal vaccine material. CHIKV spikes can be obtained from different sources: VLPs, from baculovirus virions or from the plasma membrane of insect cells.

Jan. 2016 to date: Mymetics has started the discovery phase of this project where we are assessing the overall CHIKV glycoprotein yields in scale up insect cell culture. In this project we have worked with the University of Wageningen in the Netherlands that has extensive expertise in this field. The project has been delayed due to other priorities and the aim is to start preclinical animal studies during 2019 if resources are available.

Immunotherapy evaluation projects:

Mymetics is exploring the application of the virosome vaccine technology for the use in immunotherapy in the fields of allergy and in oncology. This exploration and testing is done through collaboration and research projects with specialist biotech companies in the appropriate fields.

Allergy:
In April 2018 Mymetics engaged in a Research and Option to License Agreement with Anergis SA. Under the agreement, a mice proof-of-concept immunogenicity study evaluated the effects of the Bet v 1 COPs (Anergis’ proprietary birch pollen allergy peptides) using the five subcutaneous injection schedule used in former AllerT clinical trials. The development of AllerT (Bet v 1 COPs plus aluminum hydroxide) was discontinued by Anergis in 2017 following completion of a Phase 2 clinical trial showing evidence of sensitization to the peptides and a 7% reduction in seasonal allergy symptoms vs placebo (p=0.0047). In the mice study, AllerT was compared to Bet v 1 COPs linked to Mymetics’ virosomes (the “Bet v 1 COP-virosomes”). In December 2018 Anergis and Mymetics reported that the administration of AllerT led to the development of Bet v 1 specific IgEs (p<0.001) associated with a more pronounced TH2 than TH1 response. In contrast, in the mice receiving the Bet v 1 COP-virosomes, no development of Bet v 1 specific IgEs were observed (p<0.001 vs AllerT). With the same dose of Bet v 1 COPs, there was a strong boost of immunogenicity with a TH1 antibody response, which was a hundred times greater than with aluminum hydroxide (p<0.001). The Bet v 1 COP-virosomes were well tolerated. The success criteria were met and Anergis has now a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies.

Oncology:
Mymetics has strong data that shows that its virosomes have the capability to not only trigger good antibody responses, but also are able to trigger specific T-Cell responses as virosomes are able to be absorbed and processed by dendritic cells when specific antigens are incorporated into virosomes. This is of particular importance for developing a specific cancer immunotherapy. Since Q4 2018 Mymetics is exploring the possibilities to collaborate with biotech companies in the field of oncology. One of these projects was announced in October 2018 with eTheRNA immunotherapy NV, for an exploration project in the very challenging field of mRNA delivery for cancer immunotherapy.

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

 Milestone payments:
By December 2013: E100 (paid in February 2014)
Start of a second phase I: E50
Positive results of second phase I: E100
Positive results of phase II: E310
Start of phase III: E1,000
Positive results of phase III: E740
Receipt of BLA Authorization: E1,000

Royalty payments in case of direct or indirect commercialization:
For sales below E250,000: 1%
For sales between E250,000 and E500,000: 2%
For sales more than E500,000: 3%

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

On October 20, 2017, the Company entered into an Amendment of the Research Agreement dated December 1, 2016 with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi SA (“Sanofi”), to extend the date of the Research Agreement for an additional year. Under the terms of the Research Agreement Sanofi wanted to compare the immunogenicity of Mymetics’ influenza virosomes compared to Sanofi Pasteur’s egg-based split vaccine. The interest of Sanofi in a collaboration with Mymetics was based on the results of preclinical and clinical studies a few years ago with Solvay Pharmaceuticals that was acquired by Abbott in 2013. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. Mymetics believes that there was an issue with the influenza virosome formulations that were produced. Mymetics agreed to pay for a redesigned study. The executed blinded study in mice with an external service provider incorporated 12 groups of 10 mice, each group receiving a different virosome formulation, administered through different routes and one control formulation. The results were positive for most of Mymetics’ virosome formulations. Some virosomes generated significantly higher HA inhibition titers (HAI) than the comparator group and good antibody titers. Although this study was successful and the Company has discussed the results with Sanofi at the end of the year, Mymetics, for the time being, is not continuing its collaboration with Sanofi due to other priorities of Sanofi. We are evaluating the possible publication of the results and exploring other opportunities to advance the findings.

ANERGIS SA
In April 2018, the Company entered into a Research and Option to License Agreement with Anergis SA (“Anergis”). Under the terms of the Research Agreement, a pre-clinical study program was triggered and evaluated the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants. The results were compared to Anergis’ AllerT product combination.

In December 2018, Mymetics and Anergis announced that the pre-clinical study program was successful. The pre-defined success criteria were met and Anergis has now a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. The contractual material had been delivered during the third quarter of the year 2018 and 100% of the agreed payments from the Research and Option to License Agreement has been received and fully recognized as revenue in Q3 2018. The LCA has not been executed as of the date this report has been filed.

INTELLECTUAL PROPERTY

WO/2004/071492	DCPC	Bestewil BV	Expiration date: February 11, 2024
Virosome-like particles

WO/2004/045641	APRECS	Bestewil BV	Expiration date: November 19, 2023
Antigen-complexes

WO/2004/078099	AMA49	Mymetics Corporation	Expiration date: March 2, 2024
Compositions and methods for the generation of immune response against Malaria

WO/2004/106366	UK39	Mymetics Corporation	Expiration date: June 1, 2024
Methods for synthetizing conformationally constrained peptides, peptidomimetics and use of such peptidomimetics as synthetic vaccines

WO/2004/110486	Lipopeptide	Bestewil BV	Expiration date: June 17, 2024
Functionally reconstituted viral membranes containing adjuvant

WO/2007/099446	Virosome-P1	Mymetics Corp/Inserm/Pevion	Expiration date: March 2, 2027
Virosome-like vesicles comprising gp41 - derived antigens

US/2009/0202215	GP41 4th gen	Mymetics Corporation	Expiration date: February 8, 2030

US/2009/0202219	Splitting GP41	Mymetics Corporation	Expiration date: February 8, 2030

WO/2016/039619	Virosome with adjuvants	Bestewil BV	Expiration date: September 12, 2034

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
The worldwide vaccine market is dominated by five large multinational companies: Sanofi Pasteur S.A., Merck & Co., GlaxoSmithKline Plc, Pfizer and Seqirus - CSL. Smaller and mid-size companies such as Crucell (acquired by Johnson & Johnson), Novavax and PaxVax are developing vaccines in the same area as Mymetics.

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

Mymetics B.V. has one full time executive officer (CSO), one part-time administrative assistant and three technicians.

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

We historically have incurred net losses. In the years ended December 31, 2018, and December 31, 2017, we sustained net loss of approximately E4,172 and E4,112, respectively. At December 31, 2018, we had an accumulated deficit of approximately E84,675.

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

–
initiation, progress, timing, costs and results of pre-clinical studies and clinical trials, including patient enrolment in such trials, for our product candidates or any other future product candidates;

–
clinical development plans we establish for our current product candidates and any other future vaccine product candidates;

–
number and characteristics of vaccine product candidates that we develop or in-license;

–
outcome, timing and cost of regulatory review by the Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

–
costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

–
effects of competing technological and market developments;

–
costs and timing of the implementation of commercial-scale manufacturing activities; and

–
costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

–
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

–
successfully complete development activities, including enrolment of study participants and completion of the necessary clinical trials;

–
complete and submit new drug applications, or NDAs, to the FDA, and obtain regulatory approval for indications for which there is a commercial market;

–
complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

–
make or have made commercial quantities of our products at acceptable cost levels;

–
develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves;

–
find suitable partners to help us market, sell and distribute our approved products in markets other than the markets in which we choose to commercialize on our own; and

–
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

Two of our major shareholders, Round Enterprises and Eardley Holding, have issued secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of E54,370, including currently due interest. Under the terms of the convertible notes both Round Enterprises and Eardley Holding have the right to demand repayment at the end of the quarter following the repayment request of those convertible notes and exercise their rights as secured creditors under the terms of these notes, and we are required to repay the other notes unless Round Enterprises and Eardley Holding elect to convert the notes. We could in the future incur additional indebtedness beyond our borrowings under the outstanding secured convertible notes.

Our outstanding indebtedness combined with our other financial obligations and contractual commitments, including any additional indebtedness beyond our borrowings under our secured convertible notes issued to Round Enterprises and Eardley Holding, could have significant adverse consequences, including:

–
requiring us to dedicate a portion of our cash resources to the payment of interest and principal, and prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

–
increasing our vulnerability to adverse changes in general economic, industry and market conditions;

–
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

–
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

–
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

We might not be able to utilize a significant portion of our net operating loss carryforwards and foreign tax credit carryforwards.

As of December 31, 2018, we had federal net operating loss carryforwards in the U.S. of E76 million. Of this amount, E73 million will expire in years 2019-2037. Tax credit carryforwards of E224 which if not utilized will expire in 2023. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We might not be able to continue as a going concern.

Our cash balances, recurring losses, negative cash flows from operations, and debt outstanding as of December 31, 2018 and our projected spending in 2019, raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

–
delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

–
delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

–
delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

–
delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

–
withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

–
delay or failure in recruiting and enrolling suitable study subjects to participate in a trial;

–
delay or failure in study subjects completing a trial or returning for post-treatment follow-up;

–
clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

–
inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same or similar indication;

–
failure of our third party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

–
delay or failure in adding new clinical trial sites;

–
ambiguous or negative interim results or results that are inconsistent with earlier results;

–
feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent pre-clinical studies and clinical trials, that might require modification to the protocol for the trial;

–
decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

–
unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events;

–
failure of a product candidate to demonstrate any benefit;

–
difficulties in manufacturing sufficient quantities of a product candidate for use in clinical trials;

–
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrolment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs, clinical trial sites and other third parties; or

–
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

Additionally, if any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

–
we may be forced to suspend marketing of the product;

–
regulatory authorities may withdraw their approvals of the product;

–
regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of the product;

–
we may be required to conduct post-market studies;

–
we could be sued, could incur substantial litigation expenses and may be held liable for harm caused to subjects or patients; and

–
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

–
issue warning letters or untitled letters;

–
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

–
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

–
seek an injunction or impose civil or criminal penalties or monetary fines;

–
suspend or withdraw regulatory approval;

–
suspend any ongoing clinical trials;

–
refuse to approve pending applications or supplements to applications filed by us;

–
suspend or impose restrictions on operations, including costly new manufacturing requirements; or

–
seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

–
issue a warning letter asserting that we are in violation of the law;

–
seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

–
suspend or withdraw regulatory approval;

–
suspend any ongoing clinical trials;

–
refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

–
restrict the marketing, manufacturing or distribution of the product;

–
seize or detain the product or otherwise require the withdrawal of the product from the market;

–
refuse to permit the import or export of products; or

–
refuse to allow us to enter into supply contracts, including government contracts.

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

–
efficacy and safety of our product candidates, or our product candidates administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;

–
clinical indications for which our product candidates are approved;

–
recommendation of physicians and patients of our product candidates as safe and effective treatments;

–
potential and perceived advantages of our product candidates over alternative treatments;

–
prevalence and severity of any side effects;

–
product labeling or product insert requirements of the FDA or other regulatory authorities;

–
timing of market introduction of our product candidates as well as competitive products;

–
cost of treatment in relation to any alternative treatments available;

–
availability of coverage and adequate reimbursement and pricing by government and private payers;

–
relative convenience and ease of administration; and

–
effectiveness of our sales and marketing efforts.

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

–
differing regulatory requirements in foreign countries;

–
the potential local sellers importing goods from a foreign market with low or lower prices rather than buying them locally from us;

–
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

–
economic weakness, including inflation, or political instability in particular foreign economies and markets;

–
costs of compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

–
foreign taxes, including withholding of payroll taxes;

–
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

–
difficulties staffing and managing foreign operations;

–
workforce uncertainty in countries where labor unrest is more common than in the United States;

–
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

–
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

–
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

We face an inherent risk of product liability exposure related to the testing of our vaccine product candidates by us or our investigators in human clinical trials. We will face an even greater risk if one or more of our product candidates receives regulatory approval and we commercially sell our products. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates or approved products. If we cannot successfully defend ourselves against claims that our product candidates or approved products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

–
decreased demand for our product candidates and/or approved products;

–
termination of clinical trial sites or entire trial programs;

–
injury to our reputation and significant negative media attention;

–
withdrawal of clinical trial subjects;

–
significant costs to defend the related litigation;

–
substantial monetary awards to clinical trial subjects or patients;

–
loss of revenue;

–
diversion of management and scientific resources from our business operations;

–
the inability to commercialize our product candidates; and

–
increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies such as we have done with Astellas Pharma Inc. and our RSV vaccine and that we may do with Anergis SA, who has a time limited exclusive option to enter into a license and collaboration agreement with the Company for virosomes in the field of allergies, pending if Anergis is successful with their fundraising efforts. Our commercialization strategy for our product candidates may depend on our ability to enter into agreements with other collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we seek to partner. Despite our efforts, we may be unable to secure other collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

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

Healthcare providers, physicians and third party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations and expose us to areas of risk including the following:

–
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and will fully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

–
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

–
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and will fully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

–
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

–
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

–
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

–
others may be able to make compounds or formulations of our product candidates that are similar to our product candidates' formulations but that are not covered by the claims of the patents that we own or control;

–
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

–
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

–
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

As of December 31, 2018, we had eight full-time employees, including those in our two subsidiaries. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

–
managing our clinical trials effectively;

–
identifying, recruiting, maintaining, motivating and integrating additional employees;

–
managing our internal development efforts effectively while complying with our contractual obligations to any licensors, licensees, contractors and other third parties;

–
improving our managerial, development, operational and finance systems; and

–
expanding our facilities.

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

Our executive officers, directors and our largest shareholder whose representative serves on the Board of Directors collectively owned approximately 54% of our outstanding voting stock. This concentration of ownership could harm the market price of our securities by:

–
limiting the volume of active trading;

–
delaying, deferring or preventing a change in control of our company;

–
impeding a merger, consolidation, takeover or other business combination involving our company; or

–
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

Our securities currently are traded over-the-counter on the OTCQB market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

–
a limited availability of market quotations for our securities;

–
reduced liquidity with respect to our securities;

–
our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

–
a limited amount of news and analyst coverage for our company; and

–
a decreased ability to issue additional securities or obtain additional financing in the future.

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

–
permit our Board of Directors to issue up to ten million shares of preferred stock, with any rights, preferences and privileges as it may designate;

–
provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

–
establish a classified Board of Directors such that only one of three classes of directors is elected each year;

–
not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

–
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

Bestewil Holding B.V. and its subsidiary Mymetics B.V operate from a similar biotechnology campus near Leiden in the Netherlands, where they occupy approximately 204 square meters for office and laboratory use.

We also conduct research operations at the properties of various third parties, worldwide.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries Mymetics S.A. and Bestewil Holding B.V., nor its subsidiary, Mymetics B.V., are presently involved in any litigation incident to our business.

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

FISCAL QUARTER ENDED	HIGH	LOW

2018
March 31	$0.0350	$0.0188
June 30	0.0642	0.0250
September 30	0.0630	0.0380
December 31	0.0770	0.0390

2017
March 31	$0.0230	$0.0206
June 30	0.0295	0.0258
September 30	0.0458	0.0375
December 31	0.0472	0.0403

(b)
Stockholders. At March 28, 2019, we had approximately 650 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)
Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)
Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2018.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)	(b)	(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	-- (2)	$--
2009 Plan	3,350,000(3)	$U.S. 0.15	--
2013 Plan	24,140,000(4)	$U.S. 0.02	1,150,000
Total	27,490,000	$U.S. 0.04	1,150,000

(1) Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan, (iii) our 2001 Stock Option Plan, and (iv) our 2013 Stock Option Plan.

(2) (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2017.

(3) In June 2010 our Board of Directors and a majority of our shareholders approved a 2009 Stock Incentive Plan.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and allowed the issuance of 30,000,000 shares for this plan.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2018 and ending on December 31, 2018, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2018 and 2017 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017:

We reached E967 and E1,515 in revenue for the years ending December 31, 2018 and 2017, respectively. For 2018 the revenue was related to the recognition of E892 of grant revenue from the Horizon 2020 and E75 related to the fees from R&D services. For 2017 the revenue was related to the recognition of E1,313 of grant revenue from the Horizon 2020 and E202 related to fees from R&D Services.

Research and development expenses decreased to E1,217 in the current period from E2,130 in the comparative period of 2017, a decrease of 42.9%, which was mainly due to high subcontracting services related to the Horizon 2020 project with acronym “Maciviva” incurred during the year 2017.

General and administrative expenses decreased by -5.2% to E1,095 in the year ended December 31, 2018 from E1,155 in the comparable period of 2017.

REVENUE RECOGNITION AND RECEIVABLES

We have not generated any material revenues since we commenced our current line of business in 2001 other than the cumulative E15 million resulting from the collaboration agreements with Pharma companies and grants received from the Horizon 2020 program, PATH-MVI, the Bill & Melinda Gates Foundation and the Swiss Education Research and Innovation organization.

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners and is not part of Mymetics financial statements. The project started on May 4, 2015 and officially ended on November 2, 2018, after which a final report has been prepared, presented and submitted to the EU for a total costs declared of E8,262 for the total project and E3,673 for Mymetics.

The amounts mentioned in the following statements are purely related to Mymetics and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1,554 in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brings the total funding received year to date to E3,162, which represents 82% of the awarded grant contribution. On December 21, 2018, the final report has been officially submitted to the EU. The total cost incurred by the Company of E3,673 represents 96% of the maximum grant. As a result, the Company funded the project for a total of E511 as of December 31, 2018. This amount is accounted as receivable by the EU and SERI and will be paid to the Company no later than March 24, 2019 upon validation of the final report by the EU and SERI.

On December 1, 2016, Mymetics Corporation entered into a material definitive Research Agreement with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi (SNY). The project investigated the immunogenicity of influenza vaccines based on Mymetics’ proprietary virosome technology platform in pre-clinical settings. If this project is successful it could result in a further and more extensive collaboration between the two companies. The project duration was 6 to 12 months and started in January 2017. The first payment was received and recognized in March 2017 and the second payment was received and recognized in June 2017. The Company entered into an Amendment of the Research Agreement effective October 20, 2017 to extend the date of the Research Agreement for an additional year. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. In the amendment Mymetics agreed to pay for a redesigned study. This study started in Q1 2018 and ended in Q4 2018.

In April 2018, the Company entered into a Research and Option to License Agreement with Anergis SA (“Anergis”). Under the terms of the Research Agreement, a pre-clinical study program was triggered and evaluated the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants. The results were compared to Anergis’ AllerT product combination.

In December 2018, Mymetics and Anergis announced that the pre-clinical study program was successful. The pre-defined success criteria were met and Anergis has now a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. The contractual material had been delivered during the third quarter of the year 2018 and 100% of the agreed payments from the Research and Option to License Agreement has been received and fully recognized as revenue in Q3 2018. The LCA has not been executed as of the date this report has been filed.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of December 31, 2018, management believes there are no indications of impairment.

STOCK BASED COMPENSATION POLICY

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

BUSINESS PLAN

We aim to be a lean and effective research and development company, focused on virosome based vaccines and immunotherapies. Our core value lies in the know-how and intellectual property related to virosome based vaccines, membrane proteins, integration of antigens and adjuvants into lipid membranes and the mucosal immune response. We have in-house laboratory facilities and expertise and we subcontract some of our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results and retain all associated intellectual property. If required, we execute partnership agreements with companies offering technologies that can enhance our products or we collaborate with specific biotech partners in order to enhance their therapies.

We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated. Further, we will continue to seek partnerships with leading vaccine development groups, pharma companies and grant providing organizations for the vaccines we are developing.

Our business plan is predicated by the size and availability of our resources. The short term focus of our research team is aimed on the execution of further development of our virosome platform in certain immunotherapy fields and the development of our Chikungunya vaccine candidate. In parallel, we are eager to advance our promising Malaria and HIV-1 vaccine candidates by working closely with non-for-profit funding organizations and academic institutions.

Depending on the situation, we would not pursue human clinical trials for our vaccine beyond phase II, which normally involves no more than 250-300 volunteers and a cost in the range of $5-10 million per phase I and II trial cycle. In contrast, phase III trials for a prophylactic vaccine can involve up to 30,000 patients and several testing centers spread over two or more continents. The high number of volunteers, as well as the logistical complexity of such an undertaking, implies a cost-per-volunteer in the $10,000 to $12,000 range, or up to $360 million per phase III trial. Similarly, the cost and complexity of the vaccine registration procedure with the relevant European agencies can be very expensive. The cost of registration with the U.S. Food and Drug Administration (FDA) is generally significantly higher due to a variety of factors, including, potential product liability claims.

We will enter into negotiations with potential pharmaceutical partners as soon as positive intermediary results will be observed in view of a partnership agreement as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had E479 cash at December 31, 2018, compared to E1,180 at December 31, 2017.

Most of our revenue in 2018 was generated through the Horizon 2020, the European Union research and innovation framework program. New significant revenues are not expected, unless and until a second major licensing agreement or other commercial arrangement is entered into with respect to our technology.

As of December 31, 2018, we had an accumulated deficit of approximately E85 million and generated net loss of E4,172 in the year ended December 31, 2018. The net loss in 2018 was mainly associated with interest expenses on shareholder loans (E2,634) and expenses that are not covered by revenues. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities is (E2,313) for the year ended December 31, 2018, compared to (E2,451) for the year ended December 31, 2017.

Investing activities used cash of NIL for the year ended December 31, 2018 and E37 for the year ended December 31, 2017, related to the purchase of equipment in the Netherlands.

Financing activities provided E1,600 cash for the year ended December 31, 2018 from short term promissory notes from our two main investors and E2,300 for the year ended December 31, 2017 from our two main investors.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E54,370 in the form of notes payable including accumulated interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted operational cash outflow, or cash burn rate, for 2019 is approximately E1,647 for research, fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2019 budget	12 Months
Revenue from R&D services	E--
Grant revenue for Horizon 2020	511
Total revenue:	511
R&D costs	922
G&A costs	1,236
Total cost:	2,158
Total cash burn rate	E1,647

Management expects the cash outflow on R&D will focus on the Chikungunya, Influenza and virosome immunotherapy vaccine development which will be partially offset by the expected incoming cash related to the HIV/Horizon 2020 final payments.

Additional funding requirements during the next 12 months will be needed to further develop our Chikungunya, Influenza, HIV and Malaria vaccines, which we will try to seek through collaborations with not-for-profit organizations and through additional financing from our investors.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, complemented by the recent grant agreements for our HIV and malaria vaccine candidates.

We anticipate that our normal operations will require approximately E1,200 additional funding in the year ending December 31, 2019. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

RECENT FINANCING ACTIVITIES

During 2018, our principal source of funds has been revenues related to the Horizon 2020 Maciviva project, the Research and Option to License Agreement with Anergis and additionally promissory notes from our two main investors.
We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next five months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2019, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2018.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class II directors will expire at the 2019 annual meeting of stockholders, and the term of the Class III directors will expire at the 2019 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	51	n/a

Thomas Staehelin (Class II)	Director	71	2019

Ernest M. Stern (Class II)	Director	68	2019

Ulrich Burkhard (Class III)	Director	58	2019

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

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2018, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2018, our Board of Directors held eight meetings, which were all conducted by telephone conference call. All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2018.

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

DIRECTORS’ FEES
Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2018.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2018, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) is composed of three non-Executive directors, Ulrich Burkhard, Ernst M. Stern and Thomas Staehelin. The Compensation Committee does not have a charter. The Compensation Committee did not hold any telephone conference in 2018.

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

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300 for the twelve months ending December 31, 2018.

Compensation of Chief Scientific Officer

Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. Dr. Fleury was paid a base salary of E96 in calendar year 2004, the first full year of his employment by the Company. The Company had very little cash and Mr. Fleury deferred a significant portion of his salary in 2004, 2005, and 2006. As a result of Mr. Fleury’s efforts, the Company achieved important scientific goals for its HIV-AIDS vaccine that encouraged investment in the Company. Dr. Fleury’s salary was first increased to E120 in 2005, then E180 in 2006 and E216 in 2007 based upon his success in the animal studies leading to the Company’s ability to commence Phase I clinical trials for its HIV-AIDS vaccine in addition to his role in the negotiations in concluding an agreement with Pevion Biotech Ltd. to acquire the malaria vaccine. As of January 1, 2010, Dr. Fleury’s based salary has been converted into CHF300, which is approximately equal to his previous salary of E216 at the exchange rate at that time. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner was deleted in favor of stock options.

SUMMARY COMPENSATION TABLE

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)	Total Annual Compensation

Ronald Kempers	(6)	2018	282,000	-	-	-	-	-	-	E282,000(1)
(CEO)		2017	282,000	-	-	-	-	-	-	E282,000(1)
		2016	282,000	-	-	-	-	-	-	E282,000(1)

Sylvain Fleury, Ph. D.	(6)	2018	282,000	-	-	-	-	-	-	E282,000(2)
(CSO)		2017	282,000	-	-	-	-	-	-	E282,000(2)
		2016	282,000	-	-	-	-	-	-	E282,000(2)

Thomas Staehelin, Dr.		2018	10,000	-	-	-	-	-	-	E10,000(3)
		2017	10,000	-	-	-	-	-	-	E10,000(3)
		2016	10,000	-	-	-	-	-	-	E10,000(3)

Ernest Stern		2018	10,000	-	-	-	-	-	-	E10,000(4)
		2017	10,000	-	-	-	-	-	-	E10,000(4)
		2016	10,000	-	-	-	-	-	-	E10,000(4)

Ulrich Burkhard		2018	-	-	-	-	-	-	-	E-(5)
		2017	-	-	-	-	-	-	-	E-(5)
		2016	-	-	-	-	-	-	-	E-(5)

(1)
Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 19, 2012.

(2)
Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)
Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2, 2007 as non-executive director and eligible for annual compensation of E10 for attendance at the Board meetings, whether in person or by telephone.

(4)
Ernest Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21, 2008 as non-executive director and eligible for annual compensation of E10 for attendance at the Board meetings, whether in person or by telephone.

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

Employment Agreements

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO since November 3, 2003 with a contract renewed June 30, 2013 for an indefinite period with three months’ notice. Dr. Fleury receives an annual salary of CHF 300. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, the executive shall be eligible for an annual bonus to be paid in cash, stock or stock options. If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled six months of his salary. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300, which is approximately equal to his previous salary of E216.

Under the Executive Employment Agreement for Ronald Kempers, he is employed as President and CEO for five years commencing July 1, 2009, which was amended to an indefinite contract on July 1, 2014. Mr. Kempers receives an annual salary of CHF300, which is approximately equal to E216 and is entitled to participate in the stock incentive plan. If Mr. Kempers is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to 12 months of his salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2018, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 28, 2019. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2019, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Ulrich Burkhard (1) Director	Common	--	0%

Dr. Thomas Staehelin (1) Director	Common	112,777,638(2)	11.70%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	8,150,000(3)	0.85%

Ernest M. Stern (1) Director	Common	1,500,000(4)	0.16%

Ronald Kempers (1) CEO, CFO and President	Common	21,400,000(6)	2.22%

Round Enterprises Ltd. (1)	Common	670,693,371(5)	69.61%

All current executive officers and directors as a group (5 persons)	Common	814,521,008(7)	84.53%

(1)
Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)
Which includes 100,297,731 potentially issuable shares from conversion of convertible loans from Eardley.

(3)
Of which 500,000 were issued for services, 1,000,000 were acquired through conversion of unpaid salary and expenses and 5,000,000 were acquired as a bonus and 1,650,000 potentially issuable shares related to stock options which have vested or vest within 60 days of this filing.

(4)
500,000 were issued for services rendered.

(5)
As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd. This includes 529,686,819 potentially issuable shares from conversion of convertible notes in addition to 141,006,552 shares of common stock held of record by Round Enterprises Ltd.

(6)
Of which 3,000,000 were issued through exercise of stock options and 18,300,000 potentially issuable shares related to stock options that have vested or will vest within 60 days of this filing.

(7)
Includes 649,934,549 shares of common stock issuable upon conversion of convertible notes and vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received loans from Round Enterprises and Eardley Holding totaling E1,280 and E320, respectively, in two equal tranches for which the Company issued to each lender promissory notes on June 1, 2018 and November 10, 2018, bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Peterson Sullivan LLP during fiscal years 2018 and 2017:

	2018	2017

Audit Fees	$57	$54
Audit-Related Fees	--	--
Tax Fees	10	9
All Other Fees	-	-

Total	$67	$63

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2018 and 2017, no services were provided in this category.
Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2018 and 2017, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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
(65)
Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2018.

 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Mymetics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mymetics Corporation and Subsidiaries ("the Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Seattle, Washington
March 28, 2019

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In Thousands of Euros, Except Share and Per Share Amounts)

	2018	2017

ASSETS
Current Assets
Cash	E479	E1,180
Receivables	585	90
Prepaid expenses	37	36
Total current assets	1,101	1,306

Property and equipment, net of accumulated depreciation of E391 and E406 at December 31, 2017 and 2016, respectively	36	65
Goodwill	6,671	6,671
	E7,808	E8,042

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E75	E237
Deferred revenue from grants	--	274
Non-convertible notes payable and related accrued interest to related parties	4,002	2,330
Convertible notes payable and related accrued interest to related parties	50,756	48,079
Total liabilities	54,833	50,920

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 1,000,000,000 shares authorized at December 31, 2017 and 2016; issued and outstanding 303,757,622 at December 31, 2017 and 2016	2,530	2,530

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,441	34,428
Accumulated deficit	(84,675)	(80,503)
Accumulated other comprehensive income	679	667
	(47,025)	(42,878)
	E7,808	E8,042

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2018 and 2017
 (In Thousands of Euros, Except Per Share Data)

	2017	2016
Revenues
Research and Development services	E75	E202
Grants	892	1,313
	967	1,515
Expenses
Research and development	1,217	2,130
General and administrative	1,095	1,155
Bank fee	2	2
Depreciation	29	39
Directors' fees	20	20
Foreign exchange gain (loss)	123	(319)
	2,486	3,027
Operating Loss	(1,519)	(1,512)

Interest expense	2,634	2,595
Loss before income tax (provision) benefit	(4,153)	(4,107)

Income tax (provision) benefit	(19)	(5)
Net loss	(4,172)	(4,112)

Other comprehensive income (loss)
Foreign currency translation adjustment	12	23
Comprehensive loss	E(4,160)	E(4,135)
Basic and diluted loss per share	E(0.01)	E (0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2018 and 2017
(In Thousands of Euros, Except Share Amounts )

	Common Stock
	Number of Shares	Par Value	APIC	Accumulated deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	303,757,622	E2,530	E34,392	E(76,391)	E690	E(32,892)

Stock compensation expense – options	-	-	77	-	-	77
Net loss for the year	-	-	-	(4,112)	-	(5,964)
Translation adjustment	-	-	-	-	(23)	--
Balance at December 31, 2017	303,757,622	E2,530	E34,428	E(80,503)	E667	E(42,878)

Stock compensation expense – options	-	-	13	-	-	13
Net loss for the year	-	-	-	(4,172)	-	(4,172)
Translation adjustment	-	-	-	-	12	(12)
Balance at December 31, 2018	303,757,622	E2,530	E34,441	E(84,675)	E679	E(47,025)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018 and 2017
(In Thousands of Euros)

	2018	2017
Cash Flows from Operating Activities
Net loss	E(4,172)	E(5,964)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29	42
Stock compensation expense-options	13	77
Changes in operating assets and liabilities,
Receivables	(495)	48
Accrued interests on notes payable	2,749	2,664
Deferred revenue from grants	(274)	67
Accounts payable	(162)	(212)
Other	(1)	25
Net cash used in operating activities	(2,313)	(987)

Cash Flows from Investing Activities
Purchase of property and equipment	--	(3)
Net cash used in investing activities	--	(3)

Cash Flows from Financing Activities
Increase in notes payable	1,600	--
Net cash provided by Financing activities	1,600	--

Effect of foreign exchange rate on cash	12	--
Net decrease in cash	(701)	(990)
Cash, beginning of period	1,180	2,381
Cash, end of period	E479	E1,391
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	E-	E-

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

As of December 31, 2018, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through its license, collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in preclinical studies and compared to the Anergis earlier formulations. The success criteria were met and Anergis has now a time limited exclusive option to enter into a License and Collaboration Agreement with Mymetics for the use of virosomes in the field of allergies. The Company also finished the grant funded project in the field of HIV from the EU Horizon 2020 and Switzerland SERI which focused on developing thermostable and cold chain independent virosome based vaccines (MACIVIVA project). This project ended on November 3, 2018. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E84,675 at December 31, 2018. Further, the Company’s current liabilities exceed its current assets by E53,732 as of December 31, 2018, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

Foreign Currency Translation

The Company translates assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses of its subsidiaries are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in expenses in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

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

Grant Revenue - HORIZON 2020

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funds the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million is directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners and is not recorded in Mymetics financial statements. The project started on May 4, 2015 and officially ended on November 2, 2018, after which a final report has been prepared, and submitted to the EU for a total costs declared of E8,262 for the total project and E3,673 for Mymetics.

The amounts mentioned in the following statements are purely related to Mymetics and not to the other partners in the projects: The Company received a pre-payment from the two granting organizations for a total value of E1,554 in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brings the total funding received to date to E3,162, which represents 82% of the awarded grant contribution. On December 21, 2018, the final report has been officially submitted to the EU. The total cost incurred by the Company of E3,673 represents 96% of the maximum grant. As a result, the Company funded the project for a total of E511 as of December 31, 2018. The final report has been validated by the EU and SERI and the final payments have been received during the first quarter of 2019.

ANERGIS SA

In December 2018, the Company announced that the success criteria of the Research and Option to License Agreement with Anergis SA (“Anergis”) had been met. Under the terms of the Research Agreement, a pre-clinical study program evaluated the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and these results were compared to Anergis’ AllerT product combination.

The pre-defined success criteria were met and Anergis has now a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. The contractual material had been delivered during the third quarter of the year 2018 and 100% of the agreed payments from the Research and Option to License Agreement has been received and fully recognized as revenue in Q3 2018. The LCA has not been executed as of the date this report has been filed.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2018 or 2017. The Company charges off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of December 31, 2018, management believes there are no indications of impairment. The Company has one reporting unit.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2018 or 2017. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2018. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2018.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the years ended December 31, 2018 and 2017, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2018, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 659,783,442 includes 630,683,442 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2017, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 623,183,765 includes 594,083,765 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2018 or 2017. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Concentrations

In 2018 and 2017, the Company derived 92% and 87% of revenue from the Horizon 2020 project respectively.

Recently Issued Accounting Standards

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Comprehensive Loss. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The Company adopted the standard on January 1, 2019 and based on leases in place at that date, the Company doesn’t expect a material impact.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

Note 2. Transactions with Affiliates

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and was a partner in Akerman LLP, the firm retained in 2016 as legal counsel by the Company. Mr. Stern resigned from the firm Akerman LLP and became a partner in the law firm of Culhane Meadows PLLC as of March 1, 2017. Culhane Meadows PLLC is the Company’s legal counsel effective March 1, 2017. Fees paid to the law firms in the years ended December 31, 2018 and 2017, amounted to E22 and E63, respectively.

Two of the Company’s major shareholders have granted secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of E54,370, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows at December 31, 2018:
						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(US$ stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E166	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E1,049	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E262	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E321	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E81	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/04/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E230	(7)	2.5% pa
Round Enterprises Ltd.	03/01/2017	E920	(7)	2.5% pa
Eardley Holding A.G.	10/18/2017	E230	(7)	2.5% pa
Round Enterprises Ltd.	10/18/2017	E920	(7)	2.5% pa
Eardley Holding A.G.	06/01/2018	E160	(8)	2.5% pa
Round Enterprises Ltd.	06/01/2018	E640	(8)	2.5% pa
Eardley Holding A.G.	11/10/2018	E160	(8)	2.5% pa
Round Enterprises Ltd.	11/10/2018	E640	(8)	2.5% pa
Total Short Term Principal Amounts		E31,654
Accrued Interest		E23,104

TOTAL LOANS AND NOTES		E54,758

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
(8)
On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,280 and E320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of E640 and E160, respectively, were provided immediately. The second tranche of the promissory notes of E640 and E160, respectively, were provided on November 10, 2018 with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:

	2018	2017
U.S. Federal statutory rates on net loss before income taxes	E(876)	E(1,396)
Effect of foreign statutory rate differences	(43)	(36)
Effect of exchange rate changes	(952)	3,516
Expiration of net operating loss carry forwards	299	580
Permanent differences	(24)	(12)
Deferred tax impact from tax rate change	--	9,422
Change in valuation allowance	1,615	(12,069)

Income tax provision (benefit)	E19	E5

Deferred tax asset is composed of the following:

	2018	2017

Licenses capitalized for United States tax purposes	E295	E357
Stock options	160	157
Foreign tax credit carry over	224	214
Net operating loss carry forwards
United States	16,017	14,687
Switzerland	160	299
The Netherlands	907	434

	17,763	16,148
Less valuation allowance for deferred tax asset	(17,763)	(16,148)

Net deferred tax asset	E--	E--

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. As a result, the Company revalued its net deferred tax asset at December 31, 2017 at the new lower tax rate resulting in a reduction to the value of the deferred tax asset.

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2018, the Company had estimated net operating loss carry forwards which expire as follows:

	United States	Switzerland	The Netherlands

2019	334	466	--
2020	493	114	251
2021	1,015	--	629
2022	1,901	--
2023	1,266		43
2024-2037	67,687	30	2,703
Perpetual	3,575	--
	E76,271	E611	E3,626

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

The Company recognized compensation expense related to the issued option grants of E13 and E36 for the years ended December 31, 2018 and 2017, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2018 and 2017. As of December 31, 2018, a total of 442,500 shares of common stock with unrecognized compensation cost of E1 are unvested. The cost is expected to be recognized ratably through March 2019.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2016	29,100,000	$0.02 to $0.19	$0.0364
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	--	--

Outstanding, December 31, 2017	29,100,000	$0.02 to $0.19	$0.0364
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	--	--

Outstanding, December 31, 2018	29,100,000	$0.02 to $0.19	$0.0364	4.81	$809,400

Exercisable, December 31, 2018	27,490,000	$0.02 to $0.19	$0.0372	4.72	$762,066

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

Outstanding and exercisable options by price range as of December 31, 2018, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.14	2,350,000	1.0	$0.140	2,350,000	$0.140
$0.19	1,000,000	1.5	$0.190	1,000,000	$0.190
$0.02	17,450,000	4.8	$0.020	17,450,000	$0.020
$0.023	8,300,000	6.3	$0.023	6,690,000	$0.023
$0.02 - $ 0.19	29,100,000		$0.0364	27,490,000	$0.0372

During the year 2018 and 2017, no stock options were issued.

As of December 31, 2018, the 2013 Stock Option Plan has 1,150,000 shares available for future grants of stock options.

The Company will issue new shares upon the exercise of any options.

Note 5. Commitments

Total rent expense per year was E150 for 2018 and E150 for 2017. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

March 29, 2019	By:	/s/ Ronald Kempers
Name Ronald Kempers
Title Chief Executive Officer / Chief Financial Officer

March 29, 2019	By:	/s/ Ulrich Burkhard
Name: Ulrich Burkhard
Title: Director

March 29, 2019	By:	/s/ Ernest Stern
Name: Ernest Stern
Title: Director

March 29, 2019	By:	/s/ Thomas Staehelin
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

Mymetics Corporation

March 29, 2019	By:	/s/ Ronald Kempers
Name Ronald Kempers
Title Chief Executive Officer / Chief Financial Officer

March 29, 2019	By:	/s/ Ulrich Burkhard
Name: Ulrich Burkhard
Title: Director

March 29, 2019	By:	/s/ Ernest Stern
Name: Ernest Stern
Title: Director

March 29, 2019	By:	/s/ Thomas Staehelin
Name: Thomas Staehelin
Title: Director