Form 10-Q
period 2019-03-31
MYMETICS CORP
filed 2019-05-15
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

011 41 21 653 4535
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	MYMX	OTCQB venture stage marketplace

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of May 15, 2019

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	E475	E479
Receivables	48	585
Prepaid expenses	44	37
Total current assets	567	1,101

Property and equipment, net of accumulated depreciation of E439 at March 31, 2019 and E434 at December 31, 2018	31	36
Goodwill	6,671	6,671
	E7,269	E7,808

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E36	E75
Non-convertible notes payable and related accrued interest to related parties	4,026	4,002
Convertible notes payable and related accrued interest to related parties	51,453	50,756
Total liabilities	55,515	54,833

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued and outstanding 303,757,622 at March 31, 2019 and at December 31, 2018	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,443	34,441
Accumulated deficit	(85,903)	(84,675)
Accumulated other comprehensive income	684	679
	(48,246)	(47,025)
	E7,269	E7,808

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Research and Development services	E--	E--
Grants revenue	--	297
	--	297
Expenses
Research and development	215	308
General and administrative	278	277
Bank fees	1	--
Depreciation	5	8
Directors' fees	5	5
Foreign exchange (gain) loss	55	(65)
	559	533
Operating Loss	(559)	(236)

Interest expense	666	653
Loss before income tax provision	(1,225)	(889)

Income tax provision	(3)	(9)
Net Loss	(1,228)	(898)

Other comprehensive income (loss)
Foreign currency translation adjustment	5	(1)
Comprehensive loss	E(1,223)	E(899)

Basic and diluted earnings per share	E(0.00)	E(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
 (UNAUDITED)
 (In Thousands of Euros)

	Three-month Period Ended March 31, 2018
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2018	E2,530	E34,428	E(80,503)	E667	E(42,878)
Stock compensation expense		6			6
Net loss			(898)		(898)
Other comprehensive loss:
Translationadjustment				(1)	(1)
March 31, 2018	E2,530	E34,434	E(81,401)	E666	E(43,771)

	Three-month Period Ended March 31, 2019
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2019	E2,530	E34,441	E(84,675)	E679	E(47,025)
Stock compensation expense		2			2
Net loss			(1,228)		(1,228)
Other comprehensive loss:
Translationadjustment				5	5
March 31, 2019	E2,530	E34,443	E(85,903)	E684	E(48,246)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flow from Operating Activities
Net Loss	E(1,228)	E(898)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5	8
Stock compensation expense – options	2	6
Changes in operating assets and liabilities
Receivables	537	33
Accrued interests on notes payable	721	586
Accounts payable	(39)	(166)
Deferred revenue from grants	--	(189)
Other	(7)	(14)
Net cash used in operating activities	(9)	(634)

Effect on foreign exchange rate on cash	5	(1)
Net change in cash	(4)	(635)

Cash, beginning of period	479	1,180
Cash, end of period	E475	E545

The accompanying notes are an integral part of these consolidated financial statements.

 MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2018.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2019 were of a normal and recurring nature.

  The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has the following vaccines in its pipeline; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) influenza for elderly which has finished a clinical trial Phase I, (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage and currently on hold and (iv) Chikungunya virus at the discovery stage and currently on hold.

  As of March 31, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue as of the prior quarter through license, collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in preclinical studies and compared to the Anergis earlier formulations. The success criteria were met and Anergis has now a time limited exclusive option to enter into a License and Collaboration Agreement (“LCA”) with Mymetics for the use of virosomes in the field of allergies that will require it to raise funds from third parties to pay Mymetics the license fee under the terms of the LCA and the clinical development, and there is no certainty that Anergis will be able to do so. The Company also finished the grant funded project in the field of HIV from the EU Horizon 2020 and Switzerland SERI which focused on developing thermostable and cold chain independent virosome based vaccines (MACIVIVA project). This project ended on November 3, 2018. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E85,903 at March 31, 2019. Further, the Company’s current liabilities exceed its current assets by E54,948 as of March 31, 2019, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENT

  In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), which replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard.

  The Company adopted ASU 2016-02 and related ASUs, collectively ASC 842, on January 1, 2019 using the optional transition method. Consequently, periods before January 1, 2019 will continue to be reported in accordance with the prior accounting guidance, ASC 840, Leases.

  The Company elected the package of practical expedients, which permits the Company to retain prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. The Company also elected the practical expedient to combine lease and non-lease components for all of its leases. Adoption of ASC 842 did not affect the Company’s consolidated financial statements’ at January 1, 2019, as one of its leases is considered short-term and the other is not material to the consolidated financial statements.

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

Grant Revenue - HORIZON 2020

  In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million would be funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding would be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funded the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million was directly attributable to Mymetics’ activities, with the remaining balance going to the consortium partners and has not been part of Mymetics financial statements. The project started on May 4, 2015 and officially ended on November 3, 2018, after which a final report had been prepared, presented and submitted to the EU for a total costs declared of E8,262 for the total project and E3,673 for Mymetics.

  The amounts mentioned in the following statements are purely related to Mymetics and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1,554 in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brought the total funding received at December 31, 2018 to E3,162, which represented 82% of the awarded grant contribution. On December 21, 2018, the final report was submitted to the EU with a total cost incurred by the Company of E3,673, which represented 96% of the maximum grant. The report has been audited and validated by the EU and SERI for a total eligible cost of E3,368. As a result, the Company received a final amount of E164 by the EU in February 2019 and E342 by SERI in March 2019. No revenue has been recognized related to this grant during the period ended March 31, 2019.

RECEIVABLES

  Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2019 or December 31, 2018. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2019 or December 31, 2018. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2018. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2018.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2019 and 2018, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2019, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 668,933,362 at March 31, 2019 includes 639,833,362 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three months ended March 31, 2018, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 632,333,684 at March 31, 2018 includes 603,233,684 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2019 or December 31, 2018.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2019 nor in the three months ended March 31, 2018.

Stock compensation expense amounted to E2 and E6 during the three months periods ended March 31, 2019 and 2018, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 100% of grant revenue for the three month period ended March 31, 2018 from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firm totaling E8 and E6 for the three months ended March 31, 2019 and 2018, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E55,085, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E55,479 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2019:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E169	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E1,070	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E268	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E640	(7)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E31,684
Accrued Interest		E23,795

TOTAL LOANS AND NOTES		E55,479

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

(7) On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,280 and E320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of E640 and E160, respectively, were provided immediately. The second tranche of the promissory notes of E640 and E160, respectively, were provided on November 10, 2018 with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Subsequent Events

On April 29, 2019, Mymetics announced that the National Institutes of Health (NIH) has awarded Mymetics and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”.

The project starts on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.67 million, with USD 1.9 million approved for the first year. The overall portion of the grant allocated to the Company is USD 6.76 million, with USD 1.2 million approved for the first year. It is co-led by Dr. Ruprecht of the Texas Biomedical Research Institute and Dr. Fleury, Mymetics CSO, and includes sub-awards to Dr. François Villinger of the University of Louisiana at Lafayette, and Dr. Sarah Ratcliffe of the University of Virginia. First results are expected to be reported in 2020.

The project has the objective to prepare Mymetics’ promising HIV-1 vaccine candidate for clinical trials. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

Note 4. Leases

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of E4 and is considered a short-term lease. The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2020 and can be terminated with a six months' notice period. The related rent is paid monthly in the amount of E9. This lease is not considered short-term, however, the effect of recording the right to use asset and related liability are not material to the consolidated financial statements. The Company doesn't have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2019 and 2018 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2018 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2018 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2018.

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

For the three months ended March 31, 2019, no revenue was earned. Revenue was E297 for the three months ended March 31, 2018, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses increased to E559 for the three months ended March 31, 2019 from E533 (+4.8%) for the three months ended March 31, 2018. While R&D expenses were lower as the Maciviva project ended, there was an increase mainly due to the foreign exchange loss from the revaluation of shareholders’ loans based in US$.

Research and development expenses decreased to E215 in the current period from E308 (-30.2%) in the comparative period of 2018, mainly due to E85 of subcontracting services paid during the three month period ending March 2018 in relation with the Horizon 2020 Maciviva project. During the three months ended March 31, 2019, no R&D expenses have been incurred related to the Horizon 2020 Maciviva project as the projected ended in November 2018.

General and administrative expenses of E278 in the three months ended March 31, 2019 are comparable with E277 incurred in the comparative period of 2018.

Foreign exchange (gain) loss increased to E55 for the three months ended March 31, 2019 from (E65) (+184.6%) for the three months ended March 31, 2018, mainly due to the foreign exchange revaluation impact of shareholders’ loans based in US$.

Interest expense increased to E666 for the three months ended March 31, 2019 from E653 for the three months ended March 31, 2018 related to existing loans from third party investors.

The Company reported a net loss of (E1,228), or (E0.00) per share, for the three months ended March 31, 2019, compared to a net loss of (E898), or (E0.00) per share, for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E475 at March 31, 2019 compared to E479 at December 31, 2018.

  During 2018 our revenue has been generated through the Horizon 2020 project, which has now come to an end. For 2019, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of March 31, 2019, we had an accumulated deficit of approximately E86 million, and had net loss of E1,228 in the three month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities was E9 for the three month period ended March 31, 2019. During the three month period ending March 31, 2018 net cash used from operating activities was E634 mainly due to the subcontracting services paid during the three month period ending March 31, 2018 and final funding amount received during the three month period ending March 31, 2019, both related to the Maciviva project.

Net cash used from investing activities was NIL during the three months ended March 31, 2019 and 2018.

Net cash provided from financing activities is NIL for the three months ended March 31, 2019 and 2018.

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

  We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV, Influenza vaccines and immunotherapy projects, which we will try to seek through collaborations with pharmaceutical companies or with not-for-profit organizations. These expenditures will relate to the continued research and testing of these prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties and through license and collaboration agreements and grant agreements.

  We anticipate that our normal operations will require approximately E1,200 of cash in the year ending December 31, 2019. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E23,795 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the three month period ending March 31, 2019, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the final payment for the Maciviva project.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2019.

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

MYMETICS CORPORATION

Dated: May 15 2019	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer