Form 10-Q
period 2019-06-30
MYMETICS CORP
filed 2019-08-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to _________

Commission file number:   000-25132

MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	25-1741849
State or Other jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

c/o Mymetics SA	CH-1066
Route de la Corniche 4	Zip Code
Epalinges, Switzerland
Address of Principal Executive Offices

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2019
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	E598	E479
Receivables	190	585
Prepaid expenses	44	37
Total current assets	832	1,101

Property and equipment, net of accumulated depreciation of E444 at June 30, 2019 and E434 at December 31, 2018	26	36
Goodwill	6,671	6,671
	E7,529	E7,808

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E48	E75
Non-convertible notes payable and related accrued interest to related parties	4,651	4,002
Convertible notes payable and related accrued interest to related parties	52,057	50,756
Total liabilities	56,756	54,833

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued and outstanding 303,757,622 at June 30, 2019 and at December 31, 2018	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,443	34,441
Accumulated deficit	(86,885)	(84,675)
Accumulated other comprehensive income	685	679
	(49,227)	(47,025)
	E7,529	E7,808

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018

Revenue
Grants	E128	E189	E128	E486
	128	189	128	486
Expenses
Research and development	210	271	425	579
General and administrative	249	236	527	513
Bank fee	--	1	1	1
Depreciation	5	8	10	16
Directors' fees	5	5	10	10
Foreign exchange (gain) loss	(33)	138	22	73
	436	659	995	1,192

Operating Loss	(308)	(470)	(867)	(706)

Interest expense	667	657	1,333	1,310
Loss before income tax provision	(975)	(1,127)	(2,200)	(2,016)

Income tax provision	(7)	(5)	(10)	(14)
Net Loss	(982)	(1,132)	(2,210)	(2,030)

Other comprehensive income
Foreign currency translation adjustment	1	4	6	3
Comprehensive loss	E(981)	E(1,128)	E(2,204)	E(2,027)

Basic earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
 (UNAUDITED)
 (In Thousands of Euros)

	Three and Six-month Period Ended June 30, 2018
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2018	E2,530	E34,428	E(80,503)	E667	E(42,878)
Stock compensation expense		6			6
Net loss			(898)		(898)
Other comprehensive loss:
Translation adjustment				(1)	(1)
March 31, 2018	E2,530	E34,434	E(81,401)	E666	E(43,771)
Stock compensation expense		2			2
Net loss			(1,132)		(1,132)
Other comprehensive loss:
Translation adjustment				4	4
June 30, 2018	E2,530	E34,436	E(82,533)	E670	E(44,897)

	Three and Six-month Period Ended June 30, 2019
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2019	E2,530	E34,441	E(84,675)	E679	E(47,025)
Stock compensation expense		2			2
Net loss			(1,228)		(1,228)
Other comprehensive loss:
Translation adjustment				5	5
March 31, 2019	E2,530	E34,443	E(85,903)	E684	E(48,246)
Net loss			(982)		(982)
Other comprehensive loss:
Translation adjustment				1	1
June 30, 2019	E2,530	E34,443	E(86,885)	E685	E(49,227)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flow from Operating Activities
Net loss	E(2,210)	E(2,030)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10	16
Stock compensation expense – options	2	8
Changes in operating assets and liabilities
Receivables	395	(65)
Accrued interests on notes payable	1,350	1,379
Accounts payable	(27)	(210)
Deferred revenue from grants	--	(231)
Other	(7)	(7)
Net cash used in operating activities	(487)	(1,140)

Cash Flows from Financing Activities
Increase in notes payable	600	800
Net cash provided by financing activities	600	800

Effect on foreign exchange rate on cash	6	3
Net change in cash	119	(337)

Cash, beginning of period	479	1,180
Cash, end of period	E598	E843

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

  The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending June 30, 2019 were of a normal and recurring nature.

  The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has the following vaccines in its pipeline; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) influenza for elderly which has finished a clinical trial Phase I, (iii) Respiratory Syncytial Virus (RSV) which is at the pre-clinical stage and currently on hold and (iv) Chikungunya virus at the discovery stage and currently on hold. In addition to these vaccine candidates the Company is working with partners on pre-clinical immunotherapy studies in the fields of allergy and oncology.

  As of June 30, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in preclinical studies and compared to the Anergis earlier formulations. The success criteria were met in December 2018 and Anergis has now a time limited exclusive option until December 2019 to enter into a License and Collaboration Agreement (“LCA”) with Mymetics for the use of virosomes in the field of allergies that will require Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the LCA and the clinical development, and there is no certainty that Anergis will be able to do so. The Company also finished the grant funded project in the field of HIV from the EU Horizon 2020 and Switzerland SERI which focused on developing thermostable and cold chain independent virosome based vaccines (MACIVIVA project). This project ended on November 3, 2018. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

  On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.67 million, with USD 1.9 million approved for the first year. The overall portion of the grant allocated to the Company is USD 6.76 million, with USD 1.2 million approved for the first year. It is co-led by Texas Biomed and the Company, and includes sub-awards to the University of Louisiana at Lafayette, and the University of Virginia. First results are expected to be reported in 2020.

The project has the objective to prepare the Company’s, promising HIV-1 vaccine candidate for clinical trials. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

  These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E86,885 at June 30, 2019. Further, the Company’s current liabilities exceed its current assets by E55,924 as of June 30, 2019, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

FOREIGN CURRENCY TRANSLATION

The Company translates non-Euro assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in foreign exchange (gain) loss in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's reporting currency is the Euro because substantially all of the Company's activities are conducted in Europe.

CASH

  The Company consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash deposits are occasionally in excess of insured amounts.

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

Grant Revenue - HORIZON 2020

  In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million would be funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding would be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The grant funded the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. Of the total amount, E3.8 million was directly attributable to the Company’s activities, with the remaining balance going to the consortium partners and has not been part of the Company’s financial statements. The project started on May 4, 2015 and officially ended on November 3, 2018, after which a final report had been prepared, presented and submitted to the EU for a total costs declared of E8,262 for the total project and E3,673 for the Company.

  The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1,554 in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brought the total funding received at December 31, 2018 to E3,162, which represented 82% of the awarded grant contribution. On December 21, 2018, the final report was submitted to the EU with a total cost incurred by the Company of E3,673, which represented 96% of the maximum grant. The report has been audited and validated by the EU and SERI for a total eligible cost of E3,368. As a result, the Company received a final amount of E164 by the EU in February 2019 and E342 by SERI in March 2019. No revenue has been recognized related to this grant during the period ended June 30, 2019.

Grant Revenue - NIH

  On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.67 million, with USD 1.9 million approved for the first year. The overall portion of the grant allocated to the Company is USD 6.76 million, with USD 1.2 million approved for the first year. It is co-led by Texas Biomed and the Company, and includes sub-awards to the University of Louisiana at Lafayette, and the University of Virginia. First results are expected to be reported in 2020.

 The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The funds are released by Texas Biomed within 45 days upon receipt of a monthly invoice from the Company. The cost incurred by the Company as of June 30, 2019 has been invoiced to Texas Biomed for a total of US$145 (E128) and recognized as revenue.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2019 or December 31, 2018. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

  Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2019, or December 31, 2018. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2018. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2018.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended June 30, 2019 and 2018, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three and six months ended June 30, 2019, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 678,083,281 at June 30, 2019 includes 648,983,281 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and six months ended June 30, 2018, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 641,483,604 at June 30, 2018 includes 612,383,604 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2019 or December 31, 2018.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2019 nor in the six months ended June 30, 2018.

During the three month periods ended June 30, 2019 and 2018, stock compensation expense amounted to E0 and E2, respectively. Stock compensation expense amounted to E2 and E8 during the six month periods ended June 30, 2019 and 2018, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 100% of grant revenue for the three and six month periods ended June 30, 2019 and June 30, 2018 from one grantor, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firms totaling E13 and E16 for the six months ended June 30, 2019 and 2018, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E56,310 including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E56,708 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

   The details of the convertible notes and loans are as follows at June 30, 2019:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E167	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E1,055	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E264	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2018	E120	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2018	E480	(8)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E32,263
Accrued Interest		E24,445
TOTAL LOANS AND NOTES		E56,708

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

(7) On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,280 and E320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of E640 and E160, respectively, were provided immediately. The second tranche of the promissory notes of E640 and E160, respectively, were provided on November 10, 2018 with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the end of a calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(8) On June 15, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided a promissory Note for a total of E600, with a 2.5% interest per annum. The promissory Notes of E480 and E120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) December, 31, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Subsequent Events

On July 26, 2019 Mymetics and Upperton Ltd. signed a License Agreement (the “Agreement”) that sets out the rights and obligations of the two parties with respect to the development, manufacturing and exploitation of certain virus-like particles based vaccines (which includes virosomes) into solid (powder or tablet) form that are based on each party’s background or pre-existing intellectual property (“IP”) and the foreground IP rights or the IP that was developed by either party or both parties during the Maciviva project and could be developed during future collaborations.

Under the terms of the Agreement Mymetics receives an exclusive and royalty free, worldwide license to use the Upperton background IP for the development, research, sale or in/out license for virus-like particle vaccines that use the foreground IP rights. All title, right and interest in and to all foreground IP rights vests in Mymetics for such development, research, sale or in/out license, and Mymetics is free to use and exploit such foreground IP rights.

Mymetics has provided Upperton the non-exclusive license to manufacture virus-like particle based vaccines for third parties for indications other than respiratory viruses, certain allergies, HIV, malaria and chikungunya.

For these foreground IP licenses, the parties have agreed to pay each other a certain low single digit percentage of revenues, license fees and royalties that each of the parties receives from their exploitation.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended June 30, 2019 and 2018 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2018 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

For the three months ended June 30, 2019 revenue was E128, related to the revenue recognized for the work performed under the “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” grant (“NIH grant”) provided by the NIH via Texas Biomedical Institute, and E189 for the three months ended June 30, 2018, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E436 for the three months ended June 30, 2019 from E659 (-33.8%) for the three months ended June 30, 2018, mainly due to forex revaluation gain of existing US$ based shareholder loans of (E33) incurred during the three months ended June 30, 2019, while a forex revaluation loss of existing US$ based shareholder loans of E138 incurred during the three months ended June 30, 2018.

  Research and development expenses decreased to E210 in the current period from E271 (-22.5%) in the comparative period of 2018, mainly due to subcontracting services in relation with the Horizon 2020 Maciviva project, which ended in November 2018.

General and administrative expenses increased to E249 in the three months ended June 30, 2019 from E236 (5.5%) in the comparative period of 2018.

Interest expense increased to E667 for the three months ended June 30, 2019 from E657 for the three months ended June 30, 2018 related to an increase in existing loans from related parties.

The Company reported a net loss of (E982), or (E0.00) per share, for the three months ended June 30, 2019, compared to a net loss of (E1,132), or (E0.00) per share, for the three months ended June 30, 2018.

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Revenue was E128 for the six months ended June 30, 2019 related to the revenue recognized for the work performed under the NIH grant provided by the NIH via Texas Biomedical Institute, and E486 for the six months ended June 30, 2018, related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E995 for the six months ended June 30, 2019 from E1,192 (-16.5%) for the six months ended June 30, 2018, mainly due to subcontracting services during the same period in 2018, related to the Horizon 2020 Maciviva project.

Research and development expenses decreased to E425 in the current period from E579 (-26.6%) in the comparative period of 2018, mainly due to higher subcontracting services during the same period in 2018, related to the Horizon 2020 Maciviva project.

General and administrative expenses increased to E527 in the six months ended June 30, 2019 from E513 (2.7%) in the comparative period of 2018.

Foreign exchange revaluation generated a net loss of E22 and E73 during the six months ended June 30, 2019 and 2018, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (E2,210), or (E0.01) per share, for the six months ended June 30, 2019, compared to a net loss of (E2,030), or (E0.01) per share, for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E598 at June 30, 2019 compared to E479 at December 31, 2018.

  During 2018 our revenue has been generated through the Horizon 2020 project, which has now come to an end. For 2019, besides revenue recognized under the NIH grant project, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of June 30, 2019, we had an accumulated deficit of approximately E87 million, and had net loss of E2,210 in the six month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E487 and E1,140 for the six month period ended June 30, 2019 and 2018, respectively. The decrease was mainly due to the subcontracting services paid during the six month period ending June 30, 2018 and final funding amount received during the six month period ending June 30, 2019, both related to the Maciviva project.

Net cash used in investing activities was NIL during the six months ended June 30, 2019 and 2018.

Financing activities provided net cash of E600 and E800 for the six months ended June 30, 2019 and 2018, respectively, both related to promissory notes from our main investors.

  Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of E65 per month.

  Our Swiss subsidiary, Mymetics S.A., has, besides the CEO and CSO, two additional employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, two full-time technicians and one part-time assistant.

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

  We anticipate that our normal operations will require approximately E800 of cash in the year ending December 31, 2019. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E24,445 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the six month period ending June 30, 2019, our principal source of funds has been promissory notes received from our two main investors and the final payment for the Maciviva project.

  On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.67 million, with USD 1.9 million approved for the first year. The overall portion of the grant allocated to the Company is USD 6.76 million, with USD 1.2 million approved for the first year. It is co-led by the Texas Biomed and the Company, and includes sub-awards to the University of Louisiana at Lafayette, and the University of Virginia. First results are expected to be reported in 2020.

  We have filed or are in the process of filing several new grant applications with European institutions in relation to our virosome based vaccines.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2019.

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

PART II.
OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries, Mymetics S.A. and Bestewil Holding B.V., nor its subsidiary Mymetics B.V., are presently involved in any litigation incident to our business.

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

MYMETICS CORPORATION

Dated: August 13, 2019	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer