Form 10-Q
period 2019-09-30
MYMETICS CORP
filed 2019-11-12
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2019
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Amounts)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	E316	E479
Receivables	162	585
Prepaid expenses	117	37
Total current assets	595	1,101

Property and equipment, net of accumulated depreciation of E448 at September 30, 2019 and E434 at December 31, 2018	22	36
Goodwill	6,671	6,671
	E7,288	E7,808

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E81	E75
Deferred revenue	29	--
Non-convertible notes payable and related accrued interest to related parties	4,679	4,002
Convertible notes payable and related accrued interest to related parties	52,815	50,756
Total liabilities	57,604	54,833

Shareholders' Equity (Deficit)
Common stock, U.S. $0.01 par value; 1,000,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2019 and at December 31, 2018	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,443	34,441
Accumulated deficit	(87,979)	(84,675)
Accumulated other comprehensive income	690	679
	(50,316)	(47,025)
	E7,288	E7,808

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue
Research and Development support	E--	E75	E--	E75
Grants	242	199	370	685
	242	274	370	760
Expenses
Research and development	295	343	720	922
General and administrative	243	319	770	832
Bank fee	--	--	1	1
Depreciation	4	7	14	23
Directors' fees	5	5	15	15
Foreign exchange loss	113	11	135	84
	660	685	1,655	1,877

Operating Loss	(418)	(411)	(1,285)	(1,117)

Interest expense	671	660	2,004	1,970
Loss before income tax provision	(1,089)	(1,071)	(3,289)	(3,087)

Income tax provision	(5)	--	(15)	(14)
Net Loss	(1,094)	(1,071)	(3,304)	(3,101)

Other comprehensive income
Foreign currency translation adjustment	5	3	11	6
Comprehensive loss	E(1,089)	E(1,068)	E(3,293)	E(3,095)

Basic earnings per share	E(0.00)	E(0.00)	E(0.01)	E(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

 MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
 (UNAUDITED)
 (In Thousands of Euros)

	Three, Six and Nine-month Period Ended September 30, 2018
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2018	E2,530	E34,428	E(80,503)	E667	E(42,878)
Stock compensation expense		6			6
Net loss			(898)		(898)
Other comprehensive loss:
Translation adjustment				(1)	(1)
March 31, 2018	E2,530	E34,434	E(81,401)	E666	E(43,771)
Stock compensation expense		2			2
Net loss			(1,132)		(1,132)
Other comprehensive income:
Translation adjustment				4	4
June 30, 2018	E2,530	E34,436	E(82,533)	E670	E(44,897)
Stock compensation expense		1			1
Net loss			(1,071)		(1,071)
Other comprehensive income:
Translation adjustment				3	3
September 30, 2018	E2,530	E34,437	E(83,604)	E673	E(45,964)

	Three, Six and Nine-month Period Ended September 30, 2019
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2019	E2,530	E34,441	E(84,675)	E679	E(47,025)
Stock compensation expense		2			2
Net loss			(1,228)		(1,228)
Other comprehensive income:
Translation adjustment				5	5
March 31, 2019	E2,530	E34,443	E(85,903)	E684	E(48,246)
Net loss			(982)		(982)
Other comprehensive income:
Translation adjustment				1	1
June 30, 2019	E2,530	E34,443	E(86,885)	E685	E(49,227)
Stock compensation expense
Net loss			(1,094)		(1,094)
Other comprehensive income:
Translation adjustment				5	5
September 30, 2019	E2,530	E34,443	E(87,979)	E690	E(50,316)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flow from Operating Activities
Net loss	E(3,304)	E(3,101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14	23
Stock compensation expense – options	2	9
Changes in operating assets and liabilities
Receivables	423	(258)
Prepaid expenses	(80)	(2)
Accrued interests on notes payable	2,136	2,050
Accounts payable	6	(179)
Deferred revenue	29	(274)
Net cash used in operating activities	(774)	(1,732)

Cash Flows from Financing Activities
Increase in notes payable	600	800
Net cash provided by financing activities	600	800

Effect of foreign exchange rate on cash	11	6
Net decrease in cash	(163)	(926)

Cash, beginning of period	479	1,180
Cash, end of period	E316	E254

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

  The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period and nine-month period ending September 30, 2019 were of a normal and recurring nature.

  The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. Mymetics’ core technology and expertise are in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens. This technology platform has broadened the Company’s focus on the development of next-generation preventative vaccines for infectious and life disabling diseases. It has several vaccines in its pipeline: HIV-1/AIDS and malaria and several ongoing collaborative projects in the field of allergy and oncology Immunotherapy. The RSV, intra nasal influenza and Chikungunya vaccines are currently on hold.

  The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies.

  As of September 30, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in preclinical studies and compared to the Anergis earlier clinical trial formulations. The success criteria were met in December 2018 and Anergis has now a time limited exclusive option to enter into a License and Collaboration Agreement (“LCA”) with Mymetics for the use of virosomes in the field of allergies that will require Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the LCA and the clinical development, and there is no certainty that Anergis will be able to do so. At the end of 2018 the Company finished the grant funded project in the field of HIV from the EU Horizon 2020 and Switzerland SERI which focused on developing thermostable and cold chain independent virosome based vaccines (MACIVIVA project). Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

  On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.67 million, with USD 1.9 million approved for the first year. The overall portion of the grant allocated to the Company is USD 6.76 million, with USD 1.2 million approved for the first year. It is co-led by Texas Biomed and the Company and includes sub-awards to the University of Louisiana at Lafayette, and the University of Virginia. First results are expected to be reported in 2020.

  The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (NHP) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of September 30, 2019 Mymetics has successfully produced the first set of virosome based vaccines and the NHPs have received two vaccinations. Other vaccinations are planned during the fourth quarter and in January 2020. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

  These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E87,979 at September 30, 2019. Further, the Company’s current liabilities exceed its current assets by E57,009 as of September 30, 2019, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

  The Company has concluded that government grants are not within the scope of Topic 606, as they do not meet the definition of a contract with a “customer”. The company concludes the definition of a contract with a “customer” was not met as the counterparty to the government grants has not contracted to obtain goods or services and thus the contracts are not considered to have commercial substance. Government grants provide the Company with payments for certain types of expenditures related to research and development activities over a contractually defined period. Revenue from government grants is recognized in the period during which the related costs are incurred, provided that the applicable conditions under the government contracts have been met.

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

  The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The Company received a pre-payment from the two granting organizations for a total value of E1,554 in May 2015, a second tranche of E917 from the EU was received in December 2016, and E614 from “SERI” was received in April 2017, which was used to finance the next reporting covering the period of November 2016 to October 2017. In November 2017, the Company submitted the second report and a new funding request, which resulted in another tranche of funding from the EU of E77 received in February 2018. This brought the total funding received at December 31, 2018 to E3,162, which represented 82% of the awarded grant contribution. On December 21, 2018, the final report was submitted to the EU with a total cost incurred by the Company of E3,673, which represented 96% of the maximum grant. The report has been audited and validated by the EU and SERI for a total eligible cost of E3,368. As a result, the Company received a final amount of E164 by the EU in February 2019 and E342 by SERI in March 2019 and no additional revenue has been recognized related to this grant during the period ended September 30, 2019.

Grant Revenue - NIH

  On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.67 million, with USD 1.9 million approved for the first year. The overall portion of the grant allocated to the Company is USD 6.76 million, with USD 1.2 million approved for the first year. It is co-led by Texas Biomed and the Company and includes sub-awards to the University of Louisiana at Lafayette and the University of Virginia. First results are expected to be reported in 2020.

 The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The funds are released by Texas Biomed within 45 days upon receipt of a monthly invoice from the Company. The cost incurred by the Company as of September 30, 2019 has been invoiced to Texas Biomed for a total of US$410 (E370) and recognized as revenue.

License Agreement – Upperton Ltd.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2019 or December 31, 2018. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are usually taken as three years.

IMPAIRMENT OF LONGLIVED ASSETS

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2019, or December 31, 2018. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2018. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2018.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2019 and 2018, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three and nine months ended September 30, 2019, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 687,233,201 at September 30, 2019 includes 658,133,201 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and nine months ended September 30, 2018, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 650,633,523 at September 30, 2018 includes 621,533,523 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2019 or December 31, 2018.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2019 nor in the nine months ended September 30, 2018.

During the three month periods ended September 30, 2019 and 2018, stock compensation expense amounted to E0 and E1, respectively. Stock compensation expense amounted to E2 and E9 during the nine month periods ended September 30, 2019 and 2018, respectively, and is included in the consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 90% of grant revenue for the three and nine month periods ended September 30, 2018 from one European grantor, and 100% for the three and nine month periods ended September 30, 2019 from one USA grantor.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firms totaling E25 and E23 for the nine months ended September 30, 2019 and 2018, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short term convertible notes and promissory notes, which have a total carrying amount of E57,090 including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain major shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short term notes, which have a total carrying value of E57,494 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

 The details of the convertible notes and loans are as follows at September 30, 2019:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E174	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E1,099	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E275	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	E120	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	E480	(8)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E32,325
Accrued Interest		E25,169
TOTAL LOANS AND NOTES		E57,494

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

Note 3. Leases

  The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of E4 and is considered a short-term lease. The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2020 and can be terminated with a three months' notice period. The related rent is paid monthly in the amount of E9. This lease is not considered short-term, however, the effect of recording the right to use asset and related liability are not material to the consolidated financial statements. The Company doesn't have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended September 30, 2019 and 2018 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2018 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

For the three months ended September 30, 2019 revenue was E242, related to the revenue recognized for the work performed under the “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” grant (“NIH grant”) provided by the NIH via Texas Biomedical Institute, and E274 for the three months ended September 30, 2018, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E660 for the three months ended September 30, 2019 from E685 (-3.6%) for the three months ended September 30, 2018.

  Research and development expenses decreased to E295 in the current period from E343 (-14.0%) in the comparative period of 2018, mainly due to subcontracting services in relation with the Horizon 2020 Maciviva project, which ended in November 2018.

General and administrative expenses decreased to E243 in the three months ended September 30, 2019 from E319 (-23.8%) in the comparative period of 2018, mainly due to the D&O liability annual insurance premium that was fully expensed during the three months ended September 2018.

Foreign exchange revaluation generated a net loss of E113 and E11 during the three months ended September 30, 2019 and 2018, respectively, which is due to the revaluation of existing US$ based loans from related parties and the US$ cash position.

Interest expense increased to E671 for the three months ended September 30, 2019 from E660 for the three months ended September 30, 2018 related to an increase in existing loans from related parties.

The Company reported a net loss of (E1,094), or (E0.00) per share, for the three months ended September 30, 2019, compared to a net loss of (E1,071), or (E0.00) per share, for the three months ended September 30, 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Revenue was E370 for the nine months ended September 30, 2019 related to the revenue recognized for the work performed under the NIH grant provided by the NIH via Texas Biomedical Institute, and E760 for the nine months ended September 30, 2018, mainly related to the revenue recognized for the work performed under the Horizon 2020 grants.

Costs and expenses decreased to E1,655 for the nine months ended September 30, 2019 from E1,877 (-11.8%) for the nine months ended September 30, 2018, mainly due to subcontracting services in relation with the Horizon 2020 Maciviva project, which ended in November 2018.

Research and development expenses decreased to E720 in the current period from E922 (-21.9%) in the comparative period of 2018, mainly due to higher R&D salaries and higher subcontracting services during the same period in 2018, related to the Horizon 2020 Maciviva project.

General and administrative expenses decreased to E770 in the nine months ended September 30, 2019 from E832 (-7.5%) in the comparative period of 2018, mainly due to the D&O liability annual insurance premium that was fully expensed during the nine months ended September 2018.

Foreign exchange revaluation generated a net loss of E135 and E84 during the nine months ended September 30, 2019 and 2018, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (E3,304), or (E0.01) per share, for the nine months ended September 30, 2019, compared to a net loss of (E3,101), or (E0.01) per share, for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E316 at September 30, 2019 compared to E479 at December 31, 2018.

  During 2018, our revenue has been generated through the Horizon 2020 project, which has come to an end. For 2019, besides revenue recognized under the NIH grant project, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of September 30, 2019, we had an accumulated deficit of approximately E88 million, and had net loss of E3,304 in the nine month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was E774 and E1,732 for the nine month period ended September 30, 2019 and 2018, respectively. The decrease was mainly due to the Maciviva project costs paid during the nine month period ending September 30, 2018, while the final funding amount from the Maciviva project was received during the nine month period ending September 30, 2019.

Net cash used in investing activities was NIL during the nine months ended September 30, 2019 and 2018.

Financing activities provided net cash of E600 and E800 for the nine months ended September 30, 2019 and 2018, respectively, both related to promissory notes from our main investors.

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

  We anticipate that our normal operations will require approximately E400 of cash for the remainder of the year ending December 31, 2019. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E25,169 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the nine month period ending September 30, 2019, our principal source of funds has been promissory notes received from our two main investors, the final payment for the Maciviva project and the NIH project.

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

  We have filed or are in the process of filing several new grant applications with European institutions in relation to our virosome based vaccines and Anergis has an option to license Mymetics’ virosomes for the use in the field of allergy immunotherapy.

  We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

  Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next five months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2020, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

OFF-BALANCE SHEET ARRANGEMENTS

On October 17, 2019, Mymetics announced that Stallergenes Greer, a worldwide leader in Allergen Immunotherapy (AIT), and Anergis, a leader in ultra-fast AIT research and development based on Contiguous Overlapping Peptides (COP), announced the start of a new research study to evaluate the effects of the second generation virosome-based COP allergen immunotherapy in a therapeutic model of birch allergy in mice. The aim of the study is to shorten the AIT administration scheme. The research collaboration combines the ultra-fast AIT approach developed by Anergis and Mymetics, namely the second-generation of COP allergen immunotherapy based on Anergis COPs and Mymetics virosomes (COP-Virosomes), with the longstanding know-how of Stallergenes Greer. Stallergenes Greer will now test the COP-Virosomes in the therapeutic mouse model of birch allergy in comparison with positive controls, i.e., birch allergen and birch pollen extract. This model has been confirmed as having predictive value towards the future clinical efficacy of new AIT treatment candidates.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2019.

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

MYMETICS CORPORATION

Dated: November 12, 2019	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer