Form 10-K
period 2019-12-31
MYMETICS CORP
filed 2020-03-30
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately U.S. $7,292,569 as of December 31, 2019, computed on the basis of the closing price on such date.

As of March 30, 2020, there were 303,757,622 shares of the registrant's Common Stock outstanding.

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

PART I

ITEM 1. BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on the research and development of next generation vaccines for infectious and life disabling diseases. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens and if required, adjuvants. We currently have several vaccine candidates in our pipeline: HIV-1/AIDS, intra-nasal influenza, malaria and Chikungunya, while our RSV and HSV vaccines candidate programs are on hold. Besides infectious diseases, we have started several discovery projects in immunotherapy, one in the allergy field and several in the field of oncology, for which we collaborate with other biotech companies. Our vaccines for infectious diseases are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense in combination with humoral and cellular immune responses as a second-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine. Additionally, for certain immunotherapies, we are exploring the use of virosome platform to trigger specific immune responses. We believe that virosomes are the most promising vaccine delivery systems since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

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

Between May 2015 and February 2018, the Company received a total cash of E3,162, which represents 82% of the agreed grant amount. The final reports submitted in December 2018 to the EU was approved on February 7, 2019 and the final payment has been received on February 22, 2019. The final report for Mymetics SA submitted to SERI was approved on March 4, 2019 and the final payment received on March 19, 2019. This brings the total funding received to E3,693.

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

The project ended in November 2018. The know-how and expertise that has been created and the partnerships that have been built, will be applied at first to the Mymetics HIV-1 vaccine candidate development and also applied to other virosome based vaccines.

NIH

On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.85 million, with USD 1.94 million approved for the first year. The overall portion of the grant allocated to the Company is USD 5.93 million, with USD 1.19 million approved for the first year. It is co-led by Texas Biomed and the Company and includes sub-awards to the University of Louisiana at Lafayette and the University of Virginia. First results are expected to be reported in 2020.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The funds are released by Texas Biomed within 45 days upon receipt of a monthly invoice from the Company. The cost incurred by the Company as of December 31, 2019 has been invoiced to Texas Biomed for a total of US$547 (E542) and recognized as revenue.

Since January 1, 2020, Texas Biomedical Research institute has transferred the complete responsibility and their activities related to the NIH grant to the University of Louisiana in Lafayette, which was already a partner in the grant.

Next Steps:

Mymetics is evaluating further collaboration opportunities, specifically if the protection data from the NIH project is positive, the Company plans to apply for grant funding for the acceleration towards the clinical trial development for the Mymetics HIV vaccine candidate. Pending this data, a combined Phase I/II on women and men might start by 2021.

License Agreement - Upperton

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

Approach: The malaria vaccine design is based on optimized mimicry of the native parasite protein structure and eliciting antibodies against two stages of the parasite life cycle, unlike 70% of vaccine candidates, which target only one or the other parasite. It is today among the rare malaria vaccine candidates able to also boost existing malaria immune responses (it has both prophylactic and therapeutic effects) in subjects that were previously exposed to malaria. A second malaria vaccine candidate has been investigated as Mymetics virosome technology and know-how had been selected to collaborate with PATH-MVI and the LMIV (NIAID) to develop a transmission blocking malaria vaccine candidate based on the virosome technology and two antigens provided by LMIV.

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

Allergy:

In April 2018 Mymetics engaged in a Research and Option to License Agreement with Anergis SA. Under the agreement, a mice proof-of-concept immunogenicity study evaluated the effects of the Bet v 1 COPs (Anergis’ proprietary birch pollen allergy peptides) using the five subcutaneous injection schedule used in former AllerT clinical trials. The development of AllerT (Bet v 1 COPs plus aluminum hydroxide) was discontinued by Anergis in 2017 following completion of a Phase 2 clinical trial showing evidence of sensitization to the peptides and a 7% reduction in seasonal allergy symptoms vs placebo (p=0.0047). In the mice study, AllerT was compared to Bet v 1 COPs linked to Mymetics’ virosomes (the “Bet v 1 COP-virosomes”). In December 2018 Anergis and Mymetics reported that the administration of AllerT led to the development of Bet v 1 specific IgEs (p<0.001) associated with a more pronounced TH2 than TH1 response. In contrast, in the mice receiving the Bet v 1 COP-virosomes, no development of Bet v 1 specific IgEs were observed (p<0.001 vs AllerT). With the same dose of Bet v 1 COPs, there was a strong boost of immunogenicity with a TH1 antibody response, which was a hundred times greater than with aluminum hydroxide (p<0.001). The Bet v 1 COP-virosomes were well tolerated. The success criteria were met and Anergis has now a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. In October 2019, Mymetics announced that Anergis SA have started a new study with Stallergenes Greer SA whereby the COP-Virosomes are tested in the therapeutic mouse model of birch allergy in comparison with positive controls, i.e., birch allergen and birch pollen extract. This model has been confirmed as having predictive value towards the future clinical efficacy of new AIT treatment candidates. Results are expected during the first quarter of 2020.

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

On October 17, 2019, the Company announced that Stallergenes Greer, a worldwide leader in Allergen Immunotherapy (AIT), and Anergis started a new research study to evaluate the effects of the second generation virosome-based COP allergen immunotherapy in a therapeutic model of birch allergy in mice. The aim of the study is to shorten the AIT administration scheme. The research collaboration combines the ultra-fast AIT approach developed by Anergis and Mymetics, namely the second-generation of COP allergen immunotherapy based on Anergis COPs and Mymetics virosomes (COP-Virosomes), with the longstanding know-how of Stallergenes Greer. Stallergenes Greer is testing the COP-Virosomes in the therapeutic mouse model of birch allergy in comparison with positive controls, i.e., birch allergen and birch pollen extract. This model has been confirmed as having predictive value towards the future clinical efficacy of new AIT treatment candidates. The therapeutic mice study at Stallergenes-Greer was successfully executed and a final report is expected in April 2020, which we look forward to communicate.

During the last quarter of 2019, the Company received an amount of E111 related to the delivery to Stallergenes of the Company’s Material, and acceptance of the option to extend the exclusivity negotiation period until June 12, 2020 (the “Second Extension of the Negotiation Period”) as per the terms of the “RESEARCH AND OPTION TO LICENSE AGREEMENT” dated September 3rd, 2019.

The LCA has not been executed as of the date this report has been filed and Anergis still has a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies.

As of December 31, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company has prepared several virosome based vaccines which include Anergis peptides for treating birch pollen allergy. After the successful first study, the Company announced in October 2019 that Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes will be evaluated in a preclinical study. Anergis still has a time limited option to license the virosomes from Mymetics in the field of allergies. On May 1, 2019, Mymetics started the project funded by the National Institutes of Health (NIH), which will test Mymetics virosome based HIV vaccine candidate in non-human primates at the University of Louisiana at Lafayette and prepare for the clinical trial development of the vaccine candidate. First results are expected to be reported in 2020.

Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines and Immunotherapies are one of the fastest growing markets in the pharmaceutical industry.

INTELLECTUAL PROPERTY

WO/2004/071492	DCPC	Bestewil BV	Expiration date: February 11, 2024
Virosome-like particles

WO/2004/045641	APRECS	Bestewil BV	Expiration date: November 19, 2023
Antigen-complexes

WO/2004/078099	AMA49	Mymetics Corporation	Expiration date: March 2, 2024
Compositions and methods for the generation of immune response against Malaria

WO/2004/110486	Lipopeptide	Bestewil BV	Expiration date: June 17, 2024
Functionally reconstituted viral membranes containing adjuvant

WO/2007/099446	Virosome-P1	Mymetics Corp/Inserm/Pevion	Expiration date: March 2, 2027
Virosome-like vesicles comprising gp41 - derived antigens

US/2009/0202219	Splitting GP41	Mymetics Corporation	Expiration date: February 8, 2030
US/2009/0202215	Novel GP41	Mymetics Corporation	Expiration date: February 8, 2030

WO/2016/039619	Virosome with adjuvants	Bestewil BV	Expiration date: September 12, 2034

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

Mymetics B.V. has one full time executive officer (CSO), one part-time administrative assistant and two technicians.

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

We historically have incurred net losses. In the years ended December 31, 2019, and December 31, 2018, we sustained net loss of approximately E4,187 and E4,172, respectively. At December 31, 2019, we had an accumulated deficit of approximately E88,862.

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

The RSV vaccine activities were funded through incoming revenue from RSV Corporation and were formally terminated as of July 25, 2016. We also have attracted funding from PATH-MVI for our malaria vaccine development and from the Bill & Melinda Gates Foundation for the non-human primate study for our HIV vaccine candidate at Texas Biomedical Research Institute. During 2015 and 2018, Mymetics lead a consortium of companies that have received a grant worth a total of E8.4 million. The grant successfully funded the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. In May 2019, Mymetics started the NIH awarded grant project. The overall budget related to this project is USD 8.85 million, with USD 1.94 million approved for the first year. The overall portion of the grant allocated to the Company is USD 5.93 million, with USD 1.19 million approved for the first year.

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

The Coronavirus (Covid-19) pandemic could delay or eliminate current and future projects to commercialize our vaccine candidates that could reduce our anticipated cash flow and compel us to seek additional dilutive financing to maintain our current number of employees.

We are currently involved in several projects with our vaccine candidates in various fields, including allergy, oncology and HIV, that have not only timelines to produce our virosome-based vaccine products but also timelines related to execute pre-clinical studies and prepare for clinical trials with some of our partners. In the event that our employees become ill or are not allowed by government regulation to work at our offices or laboratories in the Netherlands, we could be delayed in meeting deadlines for such products which could delay, suspend or even prompt cancellation of such projects which would have a detrimental impact on our financial situation and likely require that we seek financing on possibly unfavorable terms to sustain our operations. Similarly, such delays could be experienced by our partners in their contributions to these projects that would disrupt our current business plan for bringing our vaccine candidates to clinical trials or commercializing them with similar negative financial repurcussions for us.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

Two of our major shareholders, Round Enterprises and Eardley Holding, have issued secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of E58,278, including currently due interest. Under the terms of the convertible notes both Round Enterprises and Eardley Holding have the right to demand repayment at the end of the quarter following the repayment request of those convertible notes and exercise their rights as secured creditors under the terms of these notes, and we are required to repay the other notes unless Round Enterprises and Eardley Holding elect to convert the notes. We could in the future incur additional indebtedness beyond our borrowings under the outstanding secured convertible notes.

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

As of December 31, 2019, we had federal net operating loss carryforwards in the U.S. of E79 million. Of this amount, E72 million will expire in years 2020-2037. Tax credit carryforwards of E224 which if not utilized will expire in 2023. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We might not be able to continue as a going concern.

Our cash balances, recurring losses, negative cash flows from operations, and debt outstanding as of December 31, 2019 and our projected spending in 2019, raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

We are also reliant on the third party manufacturers for regulatory compliance, quality assurance and know-how. Certain components or know-how obtained from partners such as PX Therapeutics or Bachem, suppliers of GMP grade engineered mutated gp41 protein and peptide, are key components of our vaccines currently under development. Accordingly, the loss of any of these components or know-how might prevent us from achieving our business plan, despite the fact that contractual safeguards are in place. In addition a failure to synthesize and manufacture our product candidates or products eventually approved, if any, in accordance with our specifications, or the possibility of termination or nonrenewal of the agreement by the third party would be costly or damaging to us. Further, the FDA and other regulatory authorities would require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for our product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of our product candidates, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies such as we have done with Astellas Pharma Inc. and our RSV vaccine and that we may do with Anergis SA, who has a time limited exclusive option to enter into a license and collaboration agreement with the Company for virosomes in the field of allergies.. Our commercialization strategy for our product candidates may depend on our ability to enter into agreements with other collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we seek to partner. Despite our efforts, we may be unable to secure other collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

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

As of December 31, 2019, we had eight full-time employees, including those in our two subsidiaries. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon. Ronald Kempers, our President, CEO and CFO, and our two CSOs. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We currently do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In our annual reports on Form 10-K, we are required, under Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needed to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404(b) of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in the event that we become an accelerated filer.

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

(b)
Stockholders. At March 30, 2020, we had approximately 690 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)
Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)
Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2019.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)		(b)	(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--	(2)	$--
2009 Plan	1,000,000	(3)	$U.S. 0.15	3,350,000
2013 Plan	25,750,000	(4)	$U.S. 0.02	1,150,000
Total	26,750,000		$U.S. 0.04	4,500,000

(1) Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan, (iii) our 2001 Stock Option Plan, (iv) ou 2009 Stock Incentive Plan, and (v) our 2013 Stock Option Plan.

(2) (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2018.

(3) In June 2010 our Board of Directors and a majority of our shareholders approved a 2009 Stock Incentive Plan.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and allowed the issuance of 30,000,000 shares for this plan.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2019 and ending on December 31, 2019, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2019 and 2018 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018:

We reached E653 and E967 in revenue for the years ending December 31, 2019 and 2018, respectively. For 2019 the revenue was related to the recognition of E542 of grant revenue from the NIH and E111 related to the fees from R&D services. For 2018 the revenue was related to the recognition of E892 of grant revenue from the Horizon 2020 and E75 related to the fees from R&D services.

Research and development expenses decreased to E970 in the current period from E1,217 in the comparative period of 2019, a decrease of 20.3%. The services related to the NIH project were incurred as of May 2019, although the services related to the Horizon 2020 project with acronym “Maciviva” were incurred from January to December 2018.

General and administrative expenses decreased to E1,064 in the year ended December 31, 2019 from E1,095 in the comparable period of 2018 due to consistent overhead expenses of the Company.

REVENUE RECOGNITION AND RECEIVABLES

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The project started on May 4, 2015, ended on November 2, 2018, with a total costs declared of E8,262 for the total project and E3,673 for Mymetics.

Between May 2015 and February 2018, the Company received a total cash of E3,162, which represents 82% of the agreed grant amount. The final reports submitted in December 2018 to the EU was approved on February 7, 2019 and the final payment has been received on February 22, 2019. The final report for Mymetics SA submitted to SERI was approved on March 4, 2019 and the final payment received on March 19, 2019. This brings the total funding received to E3,693.

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

During the last quarter of 2019, the Company received an amount of E111 related to the Amendment 3 of the Research and Option to License Agreement dated September 3rd, 2019. This revenue is fully recognized as the deliverables for the Stallergenes-Anergis study were met and Anergis paid for an extension of the option to execute the LCA.

As of December 31, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested successfully in preclinical studies and compared to the Anergis earlier clinical trial formulations. In October 2019 Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes will be evaluated in a preclinical study. Anergis still has a time limited option to license the virosomes from Mymetics in the field of allergies that will require Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the License and Collaboration Agreement and the clinical development, and there is no certainty that Anergis will be able to do so. On May 1, 2019, Mymetics started the project funded by the National Institutes of Health (NIH), which At the end of 2018 the Company finished the grant funded project will test Mymetics virosome based HIV vaccine candidate in non-human primates at the University of Louisiana at Lafayette and prepare for the clinical trial development of the vaccine candidate. First results are expected to be reported in 2020.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

CURRENCY TRANSLATION

Our functional currency is the Euro because substantially all of our activities are conducted in Europe. Non-Euro assets and liabilities of our subsidiaries are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in general and administrative expenses in the consolidated statements of operations. The translation adjustments do not recognize the effect of income tax because we expect to reinvest the amounts indefinitely in operations.

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2019 and December 31, 2019, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.
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

Our business plan is predicated by the size and availability of our resources. The short term focus of our research team is aimed on the execution of further development of our virosome platform in certain immunotherapy fields like allergy and cancer. In parallel, we are eager to advance our promising Malaria and HIV-1 vaccine candidates by working closely with non-for-profit funding organizations and academic institutions.

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

LIQUIDITY AND CAPITAL RESOURCES

We had E683 cash at December 31, 2019, compared to E479 at December 31, 2018.

During 2019, our revenue has been generated through the NIH project and some revenues related to allergy project. For 2020, besides revenue recognized under the NIH grant project, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of December 31, 2019, we had an accumulated deficit of approximately E89 million and generated net loss of E4,187 in the year ended December 31, 2019. The net loss in 2019 was mainly associated with interest expenses on shareholder loans (E2,674) and expenses that are not covered by revenues. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities decreased to (E972) for the year ended December 31, 2019, compared to (E2,313) for the year ended December 31, 2018, mainly due to the timing of payments received for our grant project.

Investing activities used cash of E36 for the year ended December 31, 2019 and NIL for the year ended December 31, 2018, related to the purchase of equipment (UPLC) in the Netherlands.

Financing activities provided E1,200 cash for the year ended December 31, 2019 from short term promissory notes from our two main investors and E1,600 for the year ended December 31, 2018 from our two main investors.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate E58,686 in the form of notes payable including accumulated interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted operational cash outflow, or cash burn rate, for 2020 is approximately E1,714 for research, fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2020 budget	12 Months
Revenue from R&D services Grant receipts from the NIH	E	32,989
Total cash in:		1,021
R&D costs		1,469
G&A costs		1,266
Total cash out:		2,735
Total cash burn rate	E	1,714

Management expects the cash outflow on R&D will focus on the virosome immunotherapy vaccine development which will be partially offset by the expected incoming cash related to the NIH project payments.

Additional funding requirements during the next 12 months will be needed to further develop our Malaria and immunotherapy vaccines, which we will try to seek through collaborations with not-for-profit organizations and through additional financing from our investors.

In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, complemented by the recent grant agreements for our HIV and malaria vaccine candidates.

We anticipate that our normal operations will require approximately E1,100 additional funding in the year ending December 31, 2020. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

RECENT FINANCING ACTIVITIES

During 2019, our principal source of funds has been revenues related to the NIH grant / HIV project, the Research and Option to License Agreement with Anergis and additionally promissory notes from our two main investors.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2019, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	52	n/a

Thomas Staehelin (Class II)	Director	72	2020

Ernest M. Stern (Class II)	Director	69	2020

Ulrich Burkhard (Class III)	Director	59	2020

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
●
Dr. Ruth Ruprecht, Senior Professor of Research at University of Louisiana at Lafayette, New Iberia, LA 70560.

AUDIT COMMITTEE

The Company’s board of directors has appointed Ernest M. Stern and Dr. Thomas Staehelin to serve as members of its Audit Committee. The board of directors has determined that Dr. Staehelin qualifies as our "audit committee financial expert" and is independent as that term is defined under NASDAQ Rule 4200(a)(15).

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2019, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2019, our Board of Directors held nine meetings, of which eight were conducted by telephone conference call and one in Zurich. All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2019.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of E10,000 each for their services as directors in 2019. Nothing was paid during the year 2019.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2019, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) is composed of three non-Executive directors, Ulrich Burkhard, Ernst M. Stern and Thomas Staehelin. The Compensation Committee does not have a charter. The Compensation Committee did not hold any telephone conference in 2019.

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

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300 for the twelve months ending December 31, 2019.

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

SUMMARY COMPENSATION TABLE
(In Thousands of Euros)

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)		Total Annual Compensation

Ronald Kempers	(6)	2019	282	-	-	-	-	-	-	E	282	(1)
(CEO)		2018	282	-	-	-	-	-	-	E	282	(1)
		2017	282	-	-	-	-	-	-	E	282	(1)

Sylvain Fleury, Ph. D.	(6)	2019	282	-	-	-	-	-	-	E	282	(2)
(CSO)		2018	282	-	-	-	-	-	-	E	282	(2)
		2017	282	-	-	-	-	-	-	E	282	(2)

Thomas Staehelin, Dr.		2019	10	-	-	-	-	-	-	E	10	(3)
		2018	10	-	-	-	-	-	-	E	10	(3)
		2017	10	-	-	-	-	-	-	E	10	(3)

Ernest Stern		2019	10	-	-	-	-	-	-	E	10	(4)
		2018	10	-	-	-	-	-	-	E	10	(4)
		2017	10	-	-	-	-	-	-	E	10	(4)

Ulrich Burkhard		2019	-	-	-	-	-	-	-	E	-	(5)
		2018	-	-	-	-	-	-	-	E	-	(5)
		2017	-	-	-	-	-	-	-	E	-	(5)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2019, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 30, 2020. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2020, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person
..
NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	118,831,033	(2)	11.91%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	7,800,000	(3)	0.78%

Ernest M. Stern (1) Director	Common	1,500,000	(4)	0.15%

Ronald Kempers (1) CEO, CFO and President	Common	21,100,000	(6)	2.12%

Round Enterprises Ltd. (1)	Common	701,151,811	(5)	70.27%

All current executive officers and directors as a group (5 persons)	Common	850,382,844	(7)	85.23%

(1)
Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland).

(2)
Which includes 106,351,126 potentially issuable shares from conversion of convertible loans from Eardley.

(3)
Of which 500,000 were issued for services, 1,000,000 were acquired through conversion of unpaid salary and expenses and 5,000,000 were acquired as a bonus and 1,300,000 potentially issuable shares related to stock options which have vested or vest within 60 days of this filing.

(4)
500,000 were issued for services rendered.

(5)
As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd. This includes 560,145,259 potentially issuable shares from conversion of convertible notes in addition to 141,006,552 shares of common stock held of record by Round Enterprises Ltd.

(6)
Of which 3,000,000 were issued through exercise of stock options and 18,000,000 potentially issuable shares related to stock options that have vested or will vest within 60 days of this filing.

(7)
Includes 685,796,385 shares of common stock issuable upon conversion of convertible notes and vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received loans from Round Enterprises and Eardley Holding totaling E480 and E120, respectively, for which the Company issued to each lender promissory notes on June 15, 2019, bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) March 31, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The Company received additional loans from Round Enterprises and Eardley Holding totaling E480 and E120, respectively, for which the Company issued to each lender promissory notes on December 20, 2019, bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) June 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by BDO USA, LLP during fiscal year 2019 and Peterson Sullivan LLP during fiscal year 2018:

	2019	2018

Audit Fees	$52	$57
Audit-Related Fees	--	--
Tax Fees	13	10
All Other Fees	-	-

Total	$65	$67

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2019 and 2018, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2019 and 2018, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our audit Committee pre-approved all services to be provided by BDO USA, LLP and Peterson Sullivan LLP.

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

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)
10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)
10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)
11.1	Statement Regarding Calculation of Per Share Earnings.
14.1	Code of Ethics.
21.1	List of Subsidiaries
23.1	Consent of Peterrson Sullivan, LLP
23.2	Consent of BDO USA, LLP
24.1	Powers of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(66)
Incorporated by reference to the Company's Schedule PRE 14C filed with the Securities and Exchange Commission on December 27, 2019.
(67)
Incorporated by reference to the Company's Schedule DEF 14C filed with the Securities and Exchange Commission on January 7, 2020.
(68)
Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.

 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors
Mymetics Corporation
Epalinges, Switzerland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mymetics Corporation (the “Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1 and Note 7, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2019.

Seattle, Washington
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Mymetics Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mymetics Corporation and Subsidiaries ("the Company") as of December 31, 2018, the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We served as the Company's auditor from 1996 to 2019.

Seattle, Washington
March 28, 2019

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In Thousands of Euros, Except Share and Per Share Amounts)

	2019		2018

ASSETS
Current Assets
Cash	E	683	E	479
Accounts Receivable		164		585
Prepaid expenses		85		37
Total current assets		932		1,101

Property and equipment, net of accumulated depreciation of E445 and E423 at December 31, 2019 and 2018, respectively		52		36
Right-of-Use Asset		27		--
Goodwill		6,671		6,671
	E	7,682	E	7,808

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E	167	E	75
Non-convertible notes payable and related accrued interest to related parties		5,308		4,002
Convertible notes payable and related accrued interest to related parties		53,378		50,756
Total current liabilities		58,853		54,833

Long Term Liabilities
Operating lease liability		27		--
Total long-term liabilities		27		--
		58,880		54,833

Commitments and Contingencies (Note 6)		--		--

Shareholders' Equity (Deficit)
Common stock, U.S. $.01 par value; 1,200,000,000 shares authorized at December 31, 2019 and 1,000,000,000 at December 2018; issued and outstanding 303,757,622 at December 31, 2019 and 2018		2,530		2,530

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,443		34,441
Accumulated deficit		(88,862)		(84,675)
Accumulated other comprehensive income		691		679
		(51,198)		(47,025)
	E	7,682	E	7,808

The accompanying notes are an integral part of these consolidated financial statements.

 MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2019 and 2018
 (In Thousands of Euros, Except Per Share Data)

	2019		2018
Revenues
Research and development services	E	111	E	75
Grants		542		892
		653		967
Expenses
Research and development		970		1,217
General and administrative		1,064		1,095
Other		110		174
		2,144		2,486
Operating Loss		(1,491)		(1,519)

Interest expense		2,674		2,634
Loss before income tax provision		(4,165)		(4,153)

Income tax provision		(22)		(19)
Net loss		(4,187)		(4,172)

Other comprehensive loss
Foreign currency translation adjustment		12		12
Comprehensive loss	E	(4,175)	E	(4,160)
Basic and diluted loss per share	E	(0.01)	E	(0.01)
Weighted average number of shares used in per share calculations		303,757,622		303,757,622
The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2019 and 2018
(In Thousands of Euros, Except Share Amounts)

	Common Stock Number of Par Shares Value				APIC	Accumulated deficit		Accumulated Other Comprehensive Income			Total

Balance at December 31, 2017	303,757,622	E	2,530	E	34,428	E	(80,503)	E	667	E	(42,878)

Stock compensation expense – options	-		-		13		-		-		13
Net loss for the year	-		-		-		(4,172)		-		(4,172)
Translation adjustment	-		-		-		-		12		12
Balance at December 31, 2018	303,757,622	E	2,530	E	34,441	E	(84,675)	E	679	E	(47,025)

Stock compensation expense – options	-		-		2		-		-		2
Net loss for the year	-		-		-		(4,187)		-		(4,187)
Translation adjustment	-		-		-		-		12		12
Balance at December 31, 2018	303,757,622	E	2,530	E	34,443	E	(88,862)	E	691	E	(51,198)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019 and 2018
(In Thousands of Euros)

	2019		2018
Cash Flows from Operating Activities
Net loss	E	(4,187)	E	(4,172)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		20		29
Stock compensation expense-options		2		13
Changes in operating assets and liabilities,
Receivables		421		(495)
Accrued interests on related party convertible notes payable		2,622		2,647
Accrued interests on related party non-convertible notes payable		106		102
Deferred revenue from grants		--		(274)
Accounts payable		92		(162)
Other		(48)		(1)
Net cash used in operating activities		(972)		(2,313)

Cash Flows from Investing Activities
Purchase of property and equipment		(36)		--
Net cash used in investing activities		(36)		--

Cash Flows from Financing Activities
Proceeds from non-convertible notes payable		1,200		1,600
Net cash provided by financing activities		1,200		1,600

Effect of foreign exchange rate on cash		12		12
Net increase (decrease) in cash		204		(701)
Cash, beginning of period		479		1,180
Cash, end of period	E	683	E	479
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	E	--	E	--
Cash paid for taxes		22		19

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

As of December 31, 2019, the Company is in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. However, the Company generated some revenue through its license, collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in preclinical studies and compared to the Anergis earlier formulations. The success criteria were met and Anergis has now a time limited exclusive option to enter into a License and Collaboration Agreement with Mymetics for the use of virosomes in the field of allergies. During the last quarter of 2019, the Company received an amount of E111 related to the Amendment 3 of the Research and Option to License Agreement dated September 3rd, 2019. This revenue is fully recognized as the deliverables for the Stallergenes-Anergis study were met and Anergis paid for an extension of the option to execute the LCA. In October, 2019, Mymetics announced that Stallergenes Greer, a worldwide leader in Allergen Immunotherapy (AIT), and Anergis, started a new research study to evaluate the effects of the second generation virosome-based COP allergen immunotherapy in a therapeutic model of birch allergy in mice. Results are expected during the first quarter of 2020. In May 2019, the Company started a new NIH grant funded project to evaluate the HIV vaccine in a non-human primate study and prepare for clinical trials. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing. Vaccines are one of the fastest growing markets in the pharmaceutical industry.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E88,862 at December 31, 2019. Further, the Company’s current liabilities exceed its current assets by E57,921 as of December 31, 2019, and there is no assurance that cash will become available to pay current liabilities in the near term. The continued spread of COVID-19 and uncertain makret conditions may limit the Company’s ability to access capital. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

The Company translates assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses of its subsidiaries are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in expenses in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company's functional currency is the Euro because substantially all of the Company's activities are conducted in Europe.

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

Grant Revenue - HORIZON 2020

In April 2015, the Company was selected to receive project grants with a total of E8.4 million. A total of E5.3 million is funded as part of Horizon 2020, the European Union research and innovation framework program and up to E3.1 million of funding will be provided by the Swiss State “Secretariat for Education, Research and Innovation” (SERI) for the Swiss based consortium partners. The project started on May 4, 2015, ended on November 2, 2018, with a total costs declared of E8,262 for the total project and E3,673 for Mymetics.

Between May 2015 and February 2018, the Company received a total cash of E3,162, which represents 82% of the agreed grant amount. The final reports submitted in December 2018 to the EU was approved on February 7, 2019 and the final payment has been received on February 22, 2019. The final report for Mymetics SA submitted to SERI was approved on March 4, 2019 and the final payment received on March 19, 2019. This brings the total funding received to E3,693.

NIH

On April 29, 2019, the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8.85 million, with USD 1.94 million approved for the first year. The overall portion of the grant allocated to the Company is USD 5.93 million, with USD 1.19 million approved for the first year. It is co-led by Texas Biomed and the Company and includes sub-awards to the University of Louisiana at Lafayette, and the University of Virginia. For 2019, the Company recognized E542 of grant revenue from the NIH. First results are expected to be reported in 2020.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (NHP) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of September 30, 2019, Mymetics has successfully produced the first set of virosome based vaccines and the NHPs have received two vaccinations. Other vaccinations are planned during the fourth quarter and in January 2020. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

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

For these foreground IP licenses, the parties have agreed to pay each other a certain low single digit percentage of revenues, license fees and royalties that each of the parties receives from their exploitation. No revenue has been received nor recognized during the year 2019.

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

The pre-defined success criteria were met and Anergis has now a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. Should Anergis and Mymetics execute a License and Collaboration Agreement (LCA), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. The contractual material had been delivered during the third quarter of the year 2018 and 100% of the agreed payments from the Research and Option to License Agreement has been received and fully recognized as revenue in Q3 2018. The LCA has not been executed as of the date this report has been filed. During the last quarter of 2019, the Company received an amount of E111 related to the Amendment 3 of the Research and Option to License Agreement dated September 3rd, 2019. This revenue is fully recognized as the deliverables for the Stallergenes-Anergis study were met and Anergis paid for an extension of the option to execute the LCA.

As of December 31, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested successfully in preclinical studies and compared to the Anergis earlier clinical trial formulations. The success criteria were met in December 2018 and Anergis has now a time limited exclusive option to enter into a License and Collaboration Agreement (“LCA”) with Mymetics for the use of virosomes in the field of allergies. In October 2019 Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes will be evaluated in a preclinical study. Anergis still has a time limited option to license the virosomes from Mymetics in the field of allergies that will require Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the License and Collaboration Agreement and the clinical development, and there is no certainty that Anergis will be able to do so.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2019 or 2018. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over its estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are three years.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2019 and December 31, 2019, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

Leases

Policy from January 1, 2019:

Effective January 1, 2019, the Company adopted ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right-of- use ("ROU") asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Policy before January 1, 2019:

For periods prior to the Company’s adoption of ASC 842 on January 1, 2019, the Company recognized leases as either an operating lease or a capital lease (finance lease). An operating lease records no asset or liability on the financial statements, the amount paid is expensed as incurred. A capital lease is recorded as both an asset and a liability on the Company’s Consolidated Balance Sheets, generally at the present value of the rental payments. The Company uses the guidance provided by FASB to determine if a lease should be capitalized, and if any one of the criteria for capitalization is met, the lease is treated as a capital lease.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2019 or 2018. The Company’s United States tax returns are open to audit for the years ended December 31, 2016 to 2019. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2019. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2019.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the years ended December 31, 2019 and 2018, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2019, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 693,981,278 includes 667,231,278 potential issuable shares related to convertible loans and 26,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2018, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 659,783,442 includes 630,683,442 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2019 or 2018. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, receivables, accounts payable, and notes payable. The carrying value of cash, receivables and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes the fair value of the notes payable is reflecting the actual value reported for these instruments.

Concentrations

In 2019 and 2018, the Company derived 84% and 92% of revenue from the NIH grant project and the Horizon 2020 project, respectively.

Recently Issued Accounting Standards

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

Note 2. Transactions with Related Parties

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC. Culhane Meadows PLLC is the Company’s legal counsel. Fees paid to the law firm in the years ended December 31, 2019 and 2018, amounted to E39 and E22, respectively. As of December 31, 2019 the Company owed legal fees of E13 to Culhane Meadows PLLC for services provided during the year, and E1 as of December 31, 2018.

Two of the Company’s major shareholders have granted secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of E58,278, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows at December 31, 2019:

						Fixed	Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(US$ stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	169	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,070	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	268	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	321	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	81	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5% pa
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5% pa
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5% pa
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5% pa
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5% pa
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5% pa
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5% pa
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5% pa
Total Short Term Principal Amounts		E	32,884
Accrued Interest		E	25,802

TOTAL LOANS AND NOTES		E	58,686

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

(6) This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at the fixed conversion price using a fixed exchange rate which are noted in the table above. The convertible note holder has the right to convert at any time prior to the maturity date, at the convertible note holder’s option, prior to the repayment of the outstanding balance under the note by the Company, to convert the unpaid outstanding principal balance and accrued interest, in whole or in part, into common stock at the fixed conversion price as stated in the contract.

(7) On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,840 and E460, respectively, with a 2.5% interest per annum and a maturity date of March 1, 2018. The first 50% of the promissory Notes of E920 and E230, respectively, were provided immediately. The second 50% of the promissory notes of E920 and E230, respectively, were provided on October 18, 2017 with a 2.5% interest per annum and a maturity date of October 18, 2018. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The amendments were accounted for as modifications in the consolidated financial statements.

(8) On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of E1,280 and E320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of E640 and E160, respectively, were provided immediately. The second tranche of the promissory notes of E640 and E160, respectively, were provided on November 10, 2018 with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(9) On June 15, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of E600 with a 2.5% interest per annum. The promissory Notes of E480 and E120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(10) On December 20, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of E600 with a 2.5% interest per annum. The promissory Notes of E480 and E120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

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

Note 4. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:

	2019		2018
U.S. Federal statutory rates on net loss before income taxes	E	(879)	E	(876)
Effect of foreign statutory rate differences		(43)		(43)
Effect of exchange rate changes		39		(952)
Expiration of net operating loss carry forwards		200		299
Permanent differences		--		(24)
Change in valuation allowance		705		1,615

Income tax provision	E	22	E	19

All income tax expenses for the years ended December 31, 2019 and 2018 were related to current income taxes.

Loss before provision for income taxes is composed of the following:

	2019		2018
United States	E	3,093	E	3,074
Switzerland		172		120
The Netherlands		900		958

Loss before provision	E	4,165	E	4,152

Deferred tax asset is composed of the following:
	2019		2018

Licenses capitalized for United States tax purposes	E	217	E	295
Stock options		160		160
Foreign tax credit carry over		224		224
Net operating loss carry forwards
United States		16,692		16,017
Switzerland		44		160
The Netherlands		1,131		907

		18,468		17,763
Less valuation allowance for deferred tax asset		(18,468)		(17,763)

Net deferred tax asset	E	--	E	--

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

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2019, the Company had estimated net operating loss carry forwards which expire as follows:

	United States	Switzerland	The Netherlands

2020	493	114	251
2021	1,016	--	629
2022	1,902	--	--
2023	1,267	--	43
2024	1,313	61	--
2025 - 2037	66,404	--	3,603
Perpetual	7,091	--	--
	E79,486	E175	E4,526

Net operating loss carryforwards in the United States may be subject to certain limitations under Section 382 of the Internal Revenue code.

Note 5. Stock Options

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

2013 Qualified Incentive Stock Option Plan:
For the year ended December 31, 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company.

The Company recognized compensation expense related to the issued option grants of E2 and E13 for the years ended December 31, 2019 and 2018, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2019 and 2018. As of December 31, 2019, no remaining options are unvested.
A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2017	29,100,000	$0.02 to 0.19	$0.0364
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	--	--

Outstanding, December 31, 2018	29,100,000	$0.02 to 0.19	$0.0364
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	(2,350,000)	--	--

Outstanding, December 31, 2018	26,750,000	$0.02 to 0.19	$0.0372	4.72	$762,066

Exercisable, December 31, 2019	26,750,000	$0.02 to 0.19	$0.0372	4.72	$762,066

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

Outstanding and exercisable options by price range as of December 31, 2019, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.19	1,000,000	0.5	$0.190	1,000,000	$0.190
$0.02	17,450,000	3.8	$0.020	17,450,000	$0.020
$0.023	8,300,000	5.3	$0.023	8,3000,000	$0.023
$0.02 - $ 0.19	26,750,000		$0.0273	26,750,000	$0.0273

During the year 2019 and 2018, no stock options were issued.

As of December 31, 2019, the 2013 Stock Option Plan has 1,150,000 shares available for future grants of stock options.

The Company will issue new shares upon the exercise of any options.

Note 6. Commitments

Total rent expense per year was E150 for 2019 and E150 for 2018. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2022 with a six month notice as of September 30, 2021.

Note 7. Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact future revenue in fiscal year 2020 and the Company’s overall liquidity.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives will impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2020 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, like the University of Louisiana at Lafayette (ULL) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2020 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 30, 2020

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 30, 2020

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 30, 2020

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 30, 2020

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 30, 2020

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 30, 2020

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 30, 2020

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 30, 2020