Form 10-Q
period 2020-03-31
MYMETICS CORP
filed 2020-05-15
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of May 15, 2020

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	E231	E683
Receivables	321	164
Prepaid expenses	69	85
Total current assets	621	932

Property and equipment, net of accumulated depreciation of E450 at March 31, 2020 and E445 at December 31, 2019	52	52
Right-of-Use Asset	205	230
Goodwill	6,671	6,671
	E7,549	E7,885

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	E236	E167
Deferred revenue	46	--
Operating lease liability	102	102
Non-convertible notes payable and related accrued interest to related parties	5,340	5,308
Convertible notes payable and related accrued interest to related parties	54,077	53,378
Total current liabilities	59,801	58,955

Long Term Liabilities
Operating lease liability	103	128
Total long-term liabilities	103	128
	59,904	59,083

Commitments and Contingencies (Note 3)	--	--

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at March 31, 2020 and at December 31, 2019	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,443	34,443
Accumulated deficit	(90,026)	(88,862)
Accumulated other comprehensive income	698	691
Total shareholders’ deficit	(52,355)	(51,198)
Total liabilities and shareholders’ deficit	E7,549	E7,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Data)

	Three Months Ended March 31,
	2020	2019
Revenue
Research and Development services	E17	E--
Grants revenue	255	--
	272	--
Expenses
Research and development	322	215
General and administrative	325	278
Other	106	66
	753	559
Operating Loss	(481)	(559)

Interest expense	675	666
Loss before income tax provision	(1,156)	(1,225)

Income tax provision	(8)	(3)
Net Loss	(1,164)	(1,228)

Other comprehensive loss
Foreign currency translation adjustment	7	5
Comprehensive loss	E(1,157)	E(1,223)

Basic and diluted earnings per share	E(0.00)	E(0.00)
Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
 (UNAUDITED)
 (In Thousands of Euros)

	Three-month Period Ended March 31, 2019
	Common Stock Number of Par
	Shares	Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2019	303,757,622	E2,530	E34,441	E(84,675)	E679	E(47,025)
Stock compensation expense		-	2			2
Net loss	-	-	-	(1,228)	-	(1,228)
Other comprehensive loss:	-
Translation adjustment	-	-	-	-	5	5
March 31, 2019	303,757,622	E2,530	E34,443	E(85,903)	E684	E(48,246)

	Three-month Period Ended March 31, 2020
	Common Stock Number of Par
	Shares	Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
January 1, 2020	303,757,622	E2,530	E34,443	E(88,862)	E691	E(51,198)
Stock compensation expense			-			-
Net loss	-			(1,164)		(1,164)
Other comprehensive loss:	-
Translation adjustment	-				7	7
March 31, 2020	303,757,622	E2,530	E34,443	E(90,026)	E698	E(52,355)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended March 31,
	2020	2019
Cash Flow from Operating Activities
Net Loss	E(1,164)	E(1,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5	5
Stock compensation expense – options	-	2
Changes in operating assets and liabilities
Receivables	(157)	537
Accrued interests on convertible notes payable	699	697
Accrued interests on non-convertible notes payable	32	24
Accounts payable	69	(39)
Deferred grant	46	--
Other	16	(7)
Net cash used in operating activities	(454)	(9)

Cash Flows from Investing Activities
Purchase of property and equipment	(5)	--
Net cash used in investing activities	(5)	--

Effect on foreign exchange rate on cash	7	5
Net change in cash	(452)	(4)

Cash, beginning of period	683	479
Cash, end of period	E231	E475

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	E--	E--
Cash paid for taxes	8	3

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period condensed consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period condensed consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2019.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2020 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has the following vaccines in its pipeline; (i) Herpes Simplex which is at the pre-clinical stage and currently on hold, (ii) influenza for elderly which has finished a clinical trial Phase I, (iii) Respiratory Syncytial Virus (“RSV”) which is at the pre-clinical stage and currently on hold and (iv) Chikungunya virus at the discovery stage and currently on hold.

As of March 31, 2020, the Company was engaged in the pre-clinical testing of some of its vaccine candidates but a commercially viable product is not expected for several more years. However, the Company generated some revenue as of the prior quarter through collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology and for some infectious diseases with academic partners. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome-based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in preclinical studies and compared to the Anergis earlier formulations. The success criteria were met and Anergis has now a time limited exclusive option to enter into a License and Collaboration Agreement with Mymetics for the use of virosomes in the field of allergies. During the last quarter of 2019, the Company signed Amendment 3 of the Research and Option to License Agreement and in October, 2019, Mymetics announced that Stallergenes Greer, a worldwide leader in Allergen Immunotherapy (“AIT”), and Anergis, started a new research study to evaluate the effects of the second generation virosome-based COP allergen immunotherapy in a therapeutic model of birch allergy in mice.

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of E90,026 at March 31, 2020. Further, the Company’s current liabilities exceed its current assets by E59,180 as of March 31, 2020, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

CORRECTTION OF PRIOR PERIOD IMMATERIAL ERROR

During the three months ended March 31, 2020, management discovered that the Company had not increased the right of use asset and corresponding operating lease liability in October 2019 at the time the Leiden, The Netherlands, lease was extended.

The Company evaluated the impact of the error on prior periods and determined that the effect was not material to the financial statements as of December 31, 2019. The Company corrected the error in the unaudited condensed consolidated financial statements as of March 31, 2020. The correction of the error increased the Company's right of use asset and lease liability by E203.

The Company’s consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2019, were not affected by this correction of the error. Accordingly, the Company's loss per share for the year ended December 31, 2019 remains unchanged. As a result, the condensed consolidated balance sheet has been revised to reflect this change to the applicable line items as follows:

December 31, 2019
	As Originally Reported	Adjustment	As Revised

Right-of-Use asset	E27	E203	E230

Operating lease liability (short-term)	E-	E102	E102
Operating lease liability (long-term)	E27	E101	E128

Total assets	E 7,682	E 203	E 7,885
Total current liabilities	E 58,583	E 102	E 58,955
Total liabilities	E 58,880	E 203	E 59,083

IMPACT OF THE NOVEL CORONAVIRUS

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

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2020 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the condensed financial statements. The Company has no intention of taking advantage of other benefits provided by the CARES Act but will continue to evaluate the impact on the Company’s financial position.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2020, the Company adopted Accounting Standard Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on the Company's condensed consolidated financial statements.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8,850, with USD 1,940 approved for the first year. The overall portion of the grant allocated to the Company is USD 5,930, with USD 1,190 approved for the first year. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. To date, the Company has recognized E797 of grant revenue from the NIH, of which E255 has been recognized during the quarter ended March 31, 2020. First results are expected to be reported in 2020.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of March 31, 2020, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated and there were no safety issues. The intra-rectal challenge study has now started. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

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

Under the terms of the Agreement Mymetics receives an exclusive and royalty-free, worldwide license to use the Upperton background IP for the development, research, sale or in/out license for virus-like particle vaccines that use the foreground IP rights. All title, right and interest in and to all foreground IP rights vests in Mymetics for such development, research, sale or in/out license, and Mymetics is free to use and exploit such foreground IP rights. Mymetics has provided Upperton the non-exclusive license to manufacture virus-like particle-based vaccines for third parties for indications other than respiratory viruses, certain allergies, HIV, malaria and chikungunya. For these foreground IP licenses, the parties have agreed to pay each other a certain low single digit percentage of revenues, license fees and royalties that each of the parties receives from their exploitation. No revenue has been received nor recognized during the quarter ended March 31, 2020.

License Agreement – ANERGIS SA

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

Should Anergis and Mymetics execute a License and Collaboration Agreement (“LCA”), Anergis would make an upfront payment to Mymetics in an amount that increases as the date of the LCA is executed. The LCA also includes milestone payments based on certain regulatory clearances and royalties for net sales. The contractual material had been delivered during the third quarter of the year 2018 and 100% of the agreed payments from the Research and Option to License Agreement has been received and fully recognized as revenue in Q3 2018. The LCA has not been executed as of the date this report has been filed. During the last quarter of 2019, the Company received an amount of E111 related to the Amendment 3 of the Research and Option to License Agreement dated September 3rd, 2019. This revenue has been fully recognized as the deliverables for the Stallergenes-Anergis study were met and Anergis paid for an extension of the option to execute the LCA.

As of December 31, 2019, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The success criteria were met in December 2018. In October 2019 Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes will be evaluated in a preclinical study. Anergis has a time limited option to license the virosomes from Mymetics in the field of allergies that will require Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the License and Collaboration Agreement and the clinical development, and there is no certainty that Anergis will be able to do so. No revenue has been received nor recognized during the quarter ended March 31, 2020.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2020 or December 31, 2019. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2020 or December 31, 2019. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2019. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2019.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2020 and 2019, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2020, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 703,131,197 at March 31, 2020 includes 676,381,197 potential issuable shares related to convertible loans and 26,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three months ended March 31, 2019, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 668,933,362 at March 31, 2019 includes 639,833,362 potential issuable shares related to convertible loans and 29,100,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2020 or December 31, 2019.

STOCK-BASED COMPENSATION

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the three months ended March 31, 2020 nor in the three months ended March 31, 2019.

Stock compensation expense amounted to E0 and E2 during the three months periods ended March 31, 2020 and 2019, respectively, and is included in the condensed consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

The Company derived 94% of grant revenue for the three-month period ended March 31, 2020 from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firm totaling E11 and E8 for the three months ended March 31, 2020 and 2019, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of E59,004, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of E59,417 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2020:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E173	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E1,091	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E273	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	E120	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	E480	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	E120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	E480	(9)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E32,914
Accrued Interest		E26,503
TOTAL LOANS AND NOTES		E59,417

(1)
Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated at USD 190.

(2)
This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3)
Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)
The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5)
The face values of the loans are stated at USD 1,200 and USD 300, respectively.

(6)
This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than USD 20,000, or (ii) at the stated conversion price using a fixed exchange rate which are noted in the table above.

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

(8)
On June 15, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided a promissory Note of E480 and E120, respectively, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) December 31, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(9)
On December 20, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided a promissory Note of E480 and E120, respectively, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) June 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

Note 3. Commitments

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of E4 and is considered a short-term lease. The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2020 but was renewed until March 31, 2022 and can be terminated with a six month notice as of September 30, 2021. The related rent is paid monthly in the amount of E9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

Note 4. Subsequent Events

On April 2, 2020, the Swiss entity, Mymetics SA, received a Federal credit line of Chf 168 (E159) in relation with the Covid-19. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guarantee organizations. The interest rate is currently at 0 percent but can be adjusted as of April 1, 2021.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2020 and 2019 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2019 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2019 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2019.

IMPACT OF THE NOVEL CORONAVIRUS

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

  The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2020 and the Company’s overall liquidity.

  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

  On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the condensed financial statements. The Company has no intention of taking advantage of other benefits but will continue to evaluate the impact on the Company’s financial position.

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

For the three months ended March 31, 2020, revenue was E272, of which E255 was related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution. No revenue was earned for the three months ended March 31, 2019.

Costs and expenses increased to E753 for the three months ended March 31, 2020 from E559 (+34.7%) for the three months ended March 31, 2019. The increase is mainly due to the R&D costs related to the work performed under the NIH grant / HIV project and foreign exchange loss from the revaluation of shareholders’ loans based in USD.

Research and development expenses increased to E322 in the current period from E215 (+49.8%) in the comparative period of 2019, mainly due to E88 of subcontracting services paid during the three-month period ending March 2020 in relation with the NIH grant / HIV project.

General and administrative expenses increased to E325 in the current period from E278 (+16.9%) in the comparative period of 2019, mainly due to the D&O liability annual insurance premium expensed during the three months ended March 2020, and increase of the annual audit fees.

Other expenses increased to E95 for the three months ended March 31, 2020 from E55 (+72.7%) for the three months ended March 31, 2019, mainly due to the foreign exchange revaluation impact of shareholders’ loans based in US$.

Interest expense increased to E675 for the three months ended March 31, 2020 from E666 for the three months ended March 31, 2019 related to existing loans from third party investors.

The Company reported a net loss of (E1,164), or (E0.00) per share, for the three months ended March 31, 2020, compared to a net loss of (E1,228), or (E0.00) per share, for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of E231 at March 31, 2020 compared to E475 at March 31, 2019.

  During 2019, our revenue has mainly been generated through the NIH grant / HIV project. For 2020, new significant revenues are not expected unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of March 31, 2020, we had an accumulated deficit of approximately E90,026, and had net loss of E1,164 in the three-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities was E454 for the three-month period ended March 31, 2020. During the three-month period ending March 31, 2019 net cash used from operating activities was E9 mainly due to the final funding amount received during the three-month period ending March 31, 2019 related to the Maciviva project.

Net cash used from investing activities was E5 during the three months ended March 31, 2020 and NIL during the same period in 2019.

Net cash provided from financing activities is NIL for the three months ended March 31, 2020 and 2019.

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

  We anticipate that our normal operations will require approximately E1,360 of cash in the year ending December 31, 2020. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of E26,503 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

Anergis is investigating the possibility to fund a license agreement with Mymetics, but for now nothing is confirmed. In May 2019, the Company started an NIH grant funded project to evaluate the HIV vaccine in a non-human primate study and prepare for clinical trials. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing since the Company believes that vaccines are one of the fastest growing markets in the pharmaceutical industry.

RECENT FINANCING ACTIVITIES

  During the three month period ending March 31, 2020, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the revenue generated through the NIH grant / HIV project.

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

  The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2020 and the Company’s overall liquidity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the three months ended March 31, 2020.

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

MYMETICS CORPORATION

Dated: May 15, 2020	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer