Form 10-Q
period 2020-06-30
MYMETICS CORP
filed 2020-08-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2020
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Euros, Except Share and Per Share Amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	€1,135	€683
Receivables	183	164
Prepaid expenses	34	85
Total current assets	1,352	932

Property and equipment, net of accumulated depreciation of €449 at June 30, 2020 and €445 at December 31, 2019	48	52
Right-of-Use Asset	179	230
Goodwill	6,671	6,671
Total assets	€8,250	€7,885

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	€86	€167
Deferred revenue	82	--
Operating Lease Liability	102	102
Non-convertible notes payable and related accrued interest to related parties	6,473	5,308
Convertible notes payable and related accrued interest to related parties	54,658	53,378
Total current liabilities	61,401	58,955

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	158	--
Operating lease liability	77	128
Total long-term liabilities	235	128
Total liabilities	61,636	59,083

Commitments and Contingencies (Note 3)

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at June 30, 2020 and at December 31, 2019	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,443	34,443
Accumulated deficit	(91,057)	(88,862)
Accumulated other comprehensive income	698	691
Total shareholders’ deficit	(53,386)	(51,198)
Total liabilities and shareholders’ deficit	€8,250	€7,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019

Revenue
Research and development	€11	€--	€28	€--
Grants	134	128	389	128
	145	128	417	128
Expenses
Research and development	252	210	574	425
General and administrative	296	249	621	527
Other (income) expense	(47)	(23)	59	43
	501	436	1,254	995

Operating Loss	(356)	(308)	(837)	(867)

Interest expense	676	667	1,351	1,333
Loss before income tax provision	(1,032)	(975)	(2,188)	(2,200)

Income tax provision	1	(7)	(7)	(10)
Net Loss	(1,031)	(982)	(2,195)	(2,210)

Other comprehensive income
Foreign currency translation adjustment	--	1	7	6
Comprehensive loss	€(1,031)	€(981)	€(2,188)	€(2,204)

Basic and dilutive earnings per share	€(0.00)	€(0.00)	€(0.01)	€(0.01)
Weighted-average shares outstanding, basic and diluted	€(0.00)	€(0.00)	€(0.01)	€(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
 (UNAUDITED)
 (In Thousands of Euros)

Three and Six-month Period Ended June 30, 2019

	Common Stock Number of Par
	Shares	Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	TOTAL
January 1, 2019	303,757,622	2,530	€34,441	€(84,675)	€679	€(47,025)
Stock compensation expense	-	-	2	-	-	2
Net loss	-	-	-	(1,228)	-	(1,228)
Other comprehensive loss:
Translation adjustment	-	-	-	-	5	5
March 31, 2019	303,757,622	2,530	34,443	(85,903)	684	(48,246)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(982)	-	(982)
Other comprehensive loss:
Translation adjustment	-	-	-	-	1	1
June 30, 2019	303,757,622	2,530	€34,443	€(86,885)	€685	€(49,227)

Three and Six-month Period Ended June 30, 2020

	Common Stock Number of Par
	Shares	Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	TOTAL
January 1, 2020	303,757,622	2,530	€34,443	€(88,862)	€691	€(51,198)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,164)	-	(1,164)
Other comprehensive loss:
Translation adjustment	-	-	-	-	7	7
March 31, 2020	303,757,622	2,530	34,443	(90,026)	698	(52,355)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,031)	-	(1,031)
Other comprehensive loss:
Translation adjustment	-	-	-	-	-	-
June 30, 2020	303,757,622	2,530	€34,443	€(91,057)	€698	€(53,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flow from Operating Activities
Net loss	€(2,195)	€(2,210)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9	10
Stock compensation expense – options	--	2
Changes in operating assets and liabilities
Receivables	(19)	395
Accrued interest on convertible notes payable	1,280	1,301
Accrued interest on non-convertible notes payable	65	49
Accounts payable	(81)	(27)
Deferred revenue from grants	82	--
Other	51	(7)
Net cash used in operating activities	(808)	(487)

Cash Flows from Investing Activities
Purchase of property and equipment	(5)	--
Net cash used in investing activities	(5)	--

Cash Flows from Financing Activities
Proceeds from borrowing on line of credit with federal bank	158
Proceeds from issuance of non-convertible notes	1,100	600
Net cash provided by financing activities	1,258	600

Effect on foreign exchange rate on cash	7	6
Net change in cash	452	119

Cash, beginning of period	683	479
Cash, end of period	€1,135	€598

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	€--	€--
Cash paid for taxes	(7)	(10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

  The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and six-month period ending June 30, 2020 were of a normal and recurring nature.

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

  As of June 30, 2020, the Company was engaged in the pre-clinical testing of some of its vaccine candidates but a commercially viable product is not expected for several more years. However, the Company generated some revenue as of the prior quarter through collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology and for some infectious diseases with academic partners. Since April 2020 the Company has additionally started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome-based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in two preclinical studies, compared to the Anergis’ earlier formulations and other comparators, and showed successful results.

  These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €91,057 at June 30, 2020. Further, the Company’s current liabilities exceed its current assets by €60,049 as of June 30, 2020, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2020 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2020 and the Company’s overall liquidity.

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

REVENUE RECOGNITION

  The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASU No. 2014-19, Revenue from Contracts with Customer (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

NIH

  On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8,850, with USD 1,940 approved for the first year, and USD 1,856 for the second year. The overall portion of the grant allocated to the Company is USD 5,930, with USD 1,190 approved for the first year, and USD 1,052 for the second year. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. To date, the Company has recognized €903 of grant revenue from the NIH, of which €389 and €135 have been recognized during the six and three months ended June 30, 2020, respectively. First results are expected to be reported in 2020.

  The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of June 30, 2020, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated and there were no safety issues. This study is ongoing. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

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

  Under the terms of the Agreement Mymetics receives an exclusive and royalty-free, worldwide license to use the Upperton background IP for the development, research, sale or in/out license for virus-like particle vaccines that use the foreground IP rights. All title, right and interest in and to all foreground IP rights vests in Mymetics for such development, research, sale or in/out license, and Mymetics is free to use and exploit such foreground IP rights. Mymetics has provided Upperton the non-exclusive license to manufacture virus-like particle-based vaccines for third parties for indications other than respiratory viruses, certain allergies, HIV, malaria and chikungunya. For these foreground IP licenses, the parties have agreed to pay each other a certain low single digit percentage of revenues, license fees and royalties that each of the parties receives from their exploitation. No revenue has been received nor recognized during the three and six months ended June 30, 2020.

License Agreement – ANERGIS SA

  In December 2018, the Company announced that the success criteria of the Research and Option to License Agreement with Anergis SA (“Anergis”) had been met. Under the terms of the Research Agreement, a pre-clinical study program evaluated the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and these results were compared to Anergis’ AllerT product combination. In October 2019 Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes were evaluated in a preclinical study. On May 28, 2020 the Company announced that Stallergenes Greer and Anergis reported the results of the joint research study (the second study) evaluating the effects of the second generation Contiguous Overlapping Peptides (COP) allergen immunotherapy in a therapeutic model of birch allergy, with the aim of shortening the AIT administration schemes. In the second study, conducted by Stallergenes Greer, COP-Virosomes, and COP and virosomes alone were compared to a placebo group in an in-house therapeutic model of birch pollen allergy. Recombinant Bet v 1 alone (the major allergen of birch pollen) and birch extract were also used as controls in this setting. COP-virosomes were the only synthetic therapy able to fully reverse asthma symptoms as well as lung inflammation (i.e., significant reduction in eosinophils in bronchial fluids). Pro-allergic immune responses also decreased with COP-virosome therapy with a significant decrease of the IL-4, a Th2 cytokine.

Anergis had a time limited option to license the virosomes from Mymetics in the field of allergies that requires Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the License and Collaboration Agreement and the clinical development. Although the option to license has expired as Anergis has not yet been able to raise sufficient funds, Anergis and Mymetics are currently in negotiation about a possible business relationship, but there is no assurance that this will be concluded. No revenue has been received nor recognized during the three and six months ended June 30, 2020.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2020 or December 31, 2019. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2020, or December 31, 2019. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2019. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2019.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended June 30, 2020 and 2019, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three and six months ended June 30, 2020, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 712,281,117 at June 30, 2020 includes 685,531,117 potential issuable shares related to convertible loans, and 26,750,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and six months ended June 30, 2019, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 678,083,281 at June 30, 2019 includes 648,983,281 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2020 or December 31, 2019.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the six months ended June 30, 2020 nor in the six months ended June 30, 2019.

During the three-month periods ended June 30, 2020 and 2019, stock compensation expense amounted to €0 and €0, respectively. Stock compensation expense amounted to €0 and €2 during the six-month periods ended June 30, 2020 and 2019, respectively, and is included in the condensed consolidated statements of comprehensive loss within general and administrative expenses.

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

CONCENTRATIONS

  The Company derived 100% of grant revenue for the three and six month periods ended June 30, 2020 and 93% for the three and six month periods ended June 30, 2019 from one grantor, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firms totaling €11 and €5 for the three months ended June 30, 2020 and 2019 respectively; and €22 and €13 for the six months ended June 30, 2020 and 2019, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €60,713 including interest due as of June 30, 2020. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €61,131 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at June 30, 2020:

Price	1st-Issue Date	Principal Amount	Duration (Note)	Interest Rate	Conversion Price (stated)	Fixed Rate EUR/USD Conversion

Eardley Holding A.G. (1)	06/23/2006	€169	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	€500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	€1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	€1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	€2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	€1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	€1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	€1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	€5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	€100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	€200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	€2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	€2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	€1,068	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	€267	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	€400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	€100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	€1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	€200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	€322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	€80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	€480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	€120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	€200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	€50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	€500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	€125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	€240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	€60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	€400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	€150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	€600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	€170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	€680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	€60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	€240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	€80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	€320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	€230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	€920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	€230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	€920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	€160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	€640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	€160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	€640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2018	€120	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2018	€480	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	€120	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	€480	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	€120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	€480	(9)	2.5% pa	N/A	N/A
Eardley Holding AG	06/15/2020	€220	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	€880	(10)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		€33,981
Accrued Interest		€27,150
TOTAL LOANS AND NOTES		€61,131

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

(7) On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,280 and €320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of €640 and €160, respectively, were provided immediately. The second tranche of the promissory notes of €640 and €160, respectively, were provided on November 10, 2018 with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(8) On June 15, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided a promissory Note of €480 and €120, respectively, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) December 31, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(9) On December 20, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided a promissory Note of €480 and €120, respectively, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) June 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(10) On June 15, 2020, Round Enterprises Ltd. and Eardley Holding AG each provided a promissory Note of €880 and €220, respectively, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same principle of other convertible loans and is the later of (i) September 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

  On April 2, 2020, the Swiss entity, Mymetics SA, received a Federal credit line of Chf 168 (€158) in relation with the Covid-19. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guarantee organizations. The interest rate is currently at 0 percent until March 31, 2021. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision will take place as of April 1, 2021.

Note 3. Leases

  The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a short-term lease. The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2020 but was renewed until March 31, 2022 and can be terminated with a six month notice as of September 30, 2021. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended June 30, 2020 and 2019 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2019 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2019 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2020.

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

  The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2020 and the Company’s overall liquidity.

  The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2020 and the Company’s overall liquidity.

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

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

For the three months ended June 30, 2020 revenue was €145, of which €134 was related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution, and €128 for the three months ended June 30, 2019, mainly related to the revenue recognized for the work performed under the “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” grant (“NIH grant”) provided by the NIH via Texas Biomedical Institute.

Costs and expenses increased to €501 for the three months ended June 30, 2020 from €436 (14.9%) for the three months ended June 30, 2019, mainly due to higher research and development subcontracting services during the same period in 2020, related to the “NIH grant” project.

  Research and development expenses increased to €252 in the current period from €210 (20.0%) in the comparative period of 2019, mainly due to higher subcontracting services in relation with the “NIH grant” project incurred during the three months ended June 30, 2020.

General and administrative expenses increased to €296 in the three months ended June 30, 2020 from €249 (18.9%) in the comparative period of 2019, mainly due to the directors and officers (“D&O”) liability annual insurance premium expensed during the three months ended June 30, 2020.

Interest expense increased to €676 for the three months ended June 30, 2020 from €667 for the three months ended June 30, 2019 related to an increase in existing loans from related parties.

The Company reported a net loss of (€1,031), or (€0.00) per share, for the three months ended June 30, 2020, compared to a net loss of (€982), or (€0.00) per share, for the three months ended June 30, 2019.

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Revenue was €417 for the six months ended June 30, 2020, with €389 related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution, and E128 for the six months ended June 30, 2019, related to the revenue recognized for the work performed under the NIH grant provided by the NIH via Texas Biomedical Institute.

Costs and expenses increased to €1,254 for the six months ended June 30, 2020 from €995 (26.0%) for the six months ended June 30, 2019, mainly due to higher research and development subcontracting services during the same period in 2020, related to the “NIH grant” project.

Research and development expenses increased to €574 in the current period from €425 (35.1%) in the comparative period of 2019, mainly due to higher subcontracting services during the same period in 2019 related to the “NIH grant” project.

General and administrative expenses increased to €621 in the six months ended June 30, 2020 from €527 (17.8%) in the comparative period of 2019, mainly due to the D&O liability annual insurance premium expensed during the six months ended June 30, 2020.

Foreign exchange revaluation generated a net loss of €38 and €22 during the six months ended June 30, 2020 and 2019, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (€2,195), or (€0.01) per share, for the six months ended June 30, 2020, compared to a net loss of (€2,210), or (€0.01) per share, for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €1,135 at June 30, 2020 compared to €683 at December 31, 2019.

  During 2019 our revenue has been generated through the “NIH grant” project. New significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of June 30, 2020, we had an accumulated deficit of approximately €91 million, and had net loss of €2,195 in the six-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was €808 and €487 for the six-month period ended June 30, 2020 and 2019, respectively. The increase was mainly due to a decrease in account receivables during the six-month period ending June 30, 2019 related to final funding received from the “Maciviva” project.

Net cash used in investing activities was €5 during the six-months ended June 30, 2020 and NIL during the same period in 2019.

Financing activities provided net cash of €1,258 for the six-months ended June 30, 2020, which includes €1,100 of promissory notes from our main investors and €158 of borrowings on a Swiss Federal credit line in relation with the Covid-19, and €600 for the six-months ended June 30, 2019, related to promissory notes from our main investors.

  Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and seven employees. Under Executive Employment Agreements with our CEO and two CSOs, we pay our executive officers a combined amount of €65 per month.

  Our Swiss subsidiary, Mymetics S.A., has, besides the CEO and CSO, two additional employees on its payroll: Director of Finance and Head of Manufacturing and Quality. Mymetics BV has, besides the full time Chief Scientific Officer, two full-time technicians and one part-time assistant.

  We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV, Covid-19 vaccine development project and immunotherapy projects, which we will try to seek through collaborations with pharmaceutical companies or with not-for-profit organizations. These expenditures will relate to the continued research and testing of these prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties and through license and collaboration agreements and grant agreements.

  We anticipate that our normal operations will require approximately €900 of cash in the year ending December 31, 2020. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

Monthly fixed and recurring expenses for "Property leases" of €13 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which €4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and €9 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 204 square meters.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of €27,150 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

Anergis is investigating the possibility to fund a license agreement with Mymetics, but for now nothing is confirmed. In May 2019, the Company started an NIH grant funded project to evaluate the HIV vaccine in a non-human primate study and prepare for clinical trials. Since April 2020 the Company has started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus and has attracted some in-kind contributions from the European Community through their Transvac2 program. For the Covid-19 vaccine candidates the Company is collaborating with leading academic institutions, like Baylor College of Medicine in Texas. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing since the Company believes that vaccines are one of the fastest growing markets in the pharmaceutical industry.

RECENT FINANCING ACTIVITIES

  During the six month period ending June 30, 2020, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the revenue generated through the NIH grant / HIV project.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the six months ended June 30, 2020.

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

MYMETICS CORPORATION

Dated: August 13, 2020	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer