Form 10-Q
period 2020-09-30
MYMETICS CORP
filed 2020-11-13
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2020
Common Stock, $0.01 par value	303,757,622

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Euros, Except Share and Per Share Amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	€623	€683
Receivables	19	164
Prepaid expenses	124	85
Total current assets	766	932

Property and equipment, net of accumulated depreciation of €458 at September 30, 2020 and €445 at December 31, 2019	44	52
Right-of-Use Asset	154	230
Goodwill	6,671	6,671
Total assets	€7,635	€7,885

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	€58	€167
Deferred revenue	6	--
Operating Lease Liability	102	102
		5,308
Convertible notes payable and related accrued interest to related parties	55,175	53,378
Total current liabilities	61,853	58,955

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	156	--
Operating lease liability	52	128
Total long-term liabilities	208	128
Total liabilities	62,061	59,083

Commitments and Contingencies (Note 3)

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2020 and at December 31, 2019	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued nor outstanding	--	--
Additional paid-in capital	34,443	34,443
Accumulated deficit	(92,095)	(88,862)
Accumulated other comprehensive income	696	691
Total shareholders’ deficit	(54,426)	(51,198)
Total liabilities and shareholders’ deficit	€7,635	€7,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue
Research and development	€ --	€ --	€ 28	€ --
Grants	12	242	401	370
	12	242	429	370
Expenses
Research and development	215	295	789	720
General and administrative	254	243	875	770
Other (income) expense	(106)	122	(47)	165
	363	660	1,617	1,655

Operating Loss	(351)	(418)	(1,188)	(1,285)

Interest expense	679	671	2,030	2,004
Loss before income tax provision	(1,030)	(1,089)	(3,218)	(3,289)

Income tax provision	(8)	(5)	(15)	(15)
Net Loss	(1,038)	(1,094)	(3,233)	(3,304)

Other comprehensive income
Foreign currency translation adjustment	(2)	5	5	11
Comprehensive loss	€ (1,040)	€ (1,089)	€ (3,228)	€ (3,293)

Basic and dilutive earnings per share	€(0.00)	€ (0.00)	€ (0.01)	€ (0.01)
Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
 (UNAUDITED)
 (In Thousands of Euros)

Three and Nine-month Period Ended September 30, 2019
	Common Stock Number of Par		Additional Paid	Accumulated	Accumulated Other
	Shares	Value	in Capital	Deficit	Comprehensive Income	TOTAL
January 1, 2019	303,757,622	€2,530	€34,441	€(84,675)	€679	€(47,025)
Stock compensation expense	-	-	2	-	-	2
Net loss	-	-	-	(1,228)	-	(1,228)
Other comprehensive loss:
Translation adjustment	-	-	-	-	5	5
March 31, 2019	303,757,622	2,530	34,443	(85,903)	684	(48,246)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(982)	-	(982)
Other comprehensive loss:
Translation adjustment	-	-	-	-	1	1
June 30, 2019	303,757,622	€2,530	€34,443	€(86,885)	€685	€(49,227)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,094)	-	(1,094)
Other comprehensive loss:
Translation adjustment	-	-	-	-	5	5
September 30, 2019	303,757,622	€2,530	€34,443	€(87,879)	€690	€(50,316)

Three and Nine-month Period Ended September 30, 2019
	Common Stock Number of Par		Additional Paid	Accumulated	Accumulated Other
	Shares	Value	in Capital	Deficit	Comprehensive Income	TOTAL
January 1, 2020	303,757,622	€2,530	€34,443	€(88,862)	€691	€(51,198)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,164)	-	(1,164)
Other comprehensive loss:
Translation adjustment	-	-	-	-	7	7
March 31, 2020	303,757,622	2,530	34,443	(90,026)	698	(52,355)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,031)	-	(1,031)
Other comprehensive loss:
Translation adjustment	-	-	-	-	-	1
June 30, 2020	303,757,622	2,530	€34,443	€(91,057)	€698	€(53,386)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,038)	-	(1,038)
Other comprehensive loss:
Translation adjustment	-	-	-	-	(2)	(2)
September 30, 2020	303,757,622	€2,530	€34,443	€(92,095)	€690	€(50,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flow from Operating Activities
Net loss	€(3,233)	€$(3,304)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13	14
Stock compensation expense – options	--	2
Changes in operating assets and liabilities
Receivables	145	423
Accrued interest on convertible notes payable	1,797	2,058
Accrued interest on non-convertible notes payable	104	78
Accounts payable	(109)	6
Deferred revenue from grants	6	29
Other	(39)	(80)
Net cash used in operating activities	(1,316)	(774)

Cash Flows from Investing Activities
Purchase of property and equipment	(5)	--
Net cash used in investing activities	(5)	--

Cash Flows from Financing Activities
Proceeds from borrowing on line of credit with federal bank	156
Proceeds from issuance of non-convertible notes	1,100	600
Net cash provided by financing activities	1,256	600

Effect on foreign exchange rate on cash	5	11
Net change in cash	(60)	(163)

Cash, beginning of period	683	479
Cash, end of period	€623	€316

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	€--	€--
Cash paid for taxes	(7)	(15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

  The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and nine-month period ending September 30, 2020 were of a normal and recurring nature.

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

  As of September 30, 2020, the Company was engaged in the pre-clinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue as of the prior quarter through collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the fields of allergy and oncology and for some infectious diseases with academic partners. Since April 2020 the Company has additionally started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas. The allergy project is in collaboration with Anergis SA, for which the Company prepared virosome-based vaccines which include Anergis peptides for treating birch pollen allergy. These formulations were tested in two preclinical studies, compared to the Anergis’ earlier formulations and other comparators, and showed successful results.

  These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €92,095 at September 30, 2020. Further, the Company’s current liabilities exceed its current assets by €61,087 as of September 30, 2020, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements.

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

The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact revenue for the remainder of fiscal year 2020 and the Company’s overall liquidity.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues for the remainder of fiscal year 2020 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the remainder of fiscal year 2020 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the remainder of fiscal year 2020.

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

NIH

  On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019 and is planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is USD 8,850, with USD 1,940 approved for the first year, and USD 1,856 for the second year. The overall portion of the grant allocated to the Company is USD 5,930, with USD 1,190 approved for the first year, and USD 1,052 for the second year. To date, the sub-award contract between ULL and the Company for the second year (May 2020 to April 2021) is still pending for signature. The cost incurred since May 2020 as of September 30, 2020, mainly labor cost and stability studies for a total amount of €126, has not been recorded as revenue. For the overall project, to date, the Company has recognized €943 of grant revenue from the NIH related to the cost invoiced as of April 30, 2020. During 2020, €401 and €12 have been recognized during the nine and three months ended September 30, 2020, respectively. First results are expected to be reported in 2021.

  The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of September 30, 2020, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated and there were no safety issues. This study is ongoing. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

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

  Under the terms of the Agreement Mymetics receives an exclusive and royalty-free, worldwide license to use the Upperton background IP for the development, research, sale or in/out license for virus-like particle vaccines that use the foreground IP rights. All title, right and interest in and to all foreground IP rights vests in Mymetics for such development, research, sale or in/out license, and Mymetics is free to use and exploit such foreground IP rights. Mymetics has provided Upperton the non-exclusive license to manufacture virus-like particle-based vaccines for third parties for indications other than respiratory viruses, certain allergies, HIV, malaria and chikungunya. For these foreground IP licenses, the parties have agreed to pay each other a certain low single digit percentage of revenues, license fees and royalties that each of the parties receives from their exploitation. No revenue has been received nor recognized during the three and nine months ended September 30, 2020.

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

Anergis had a time limited option to license the virosomes from Mymetics in the field of allergies that requires Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the License and Collaboration Agreement and the clinical development. Although the option to license has expired as Anergis has not yet been able to raise sufficient funds, Anergis and Mymetics are currently in negotiation about a possible business relationship, but there is no assurance that this will be concluded. No revenue has been received nor recognized during the three and nine months ended September 30, 2020.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2020 or December 31, 2019. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2020, or December 31, 2019. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2019. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2019.

EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2020 and 2019, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

  For the three and nine months ended September 30, 2020, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 720,431,036 at September 30, 2020 includes 694,681,036 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and nine months ended September 30, 2019, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 687,233,201 at September 30, 2019 includes 658,133,201 potential issuable shares related to convertible loans, and 29,100,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2020 or December 31, 2019.

STOCK-BASED COMPENSATION

  Compensation cost for all share-based payments is based on the estimated grant-date fair value. The Company amortizes stock compensation cost ratably over the requisite service period.

The issuance of common shares for services is recorded at the quoted price of the shares on the date the shares are issued. No shares were issued to individuals as fee for services rendered in the nine months ended September 30, 2020 nor in the nine months ended September 30, 2019.

During the three-month periods ended September 30, 2020 and 2019, stock compensation expense amounted to €0 and €0, respectively. Stock compensation expense amounted to €0 and €2 during the nine-month periods ended September 30, 2020 and 2019, respectively, and is included in the condensed consolidated statements of comprehensive loss within general and administrative expenses.

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
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted markets that are not active; or orther imputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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

CONCENTRATIONS

  The Company derived 100% of grant revenue for the three and nine month periods ended September 30, 2020 and 93% for the three and nine month periods ended September 30, 2019 from one grantor, respectively.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firms totaling €4 and €12 for the three months ended September 30, 2020 and 2019 respectively; and €26 and €25 for the nine months ended September 30, 2020 and 2019, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €61,264 including interest due as of September 30, 2020. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €61,687 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

 The details of the convertible notes and loans are as follows at September 30, 2020:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	€162	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	€500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	€1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	€1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	€2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	€1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	€1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	€1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	€5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	€100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	€200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	€2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	€2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	€1,024	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	€256	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	€400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	€100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	€1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	€200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	€322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	€80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	€480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	€120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	€200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	€50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	€500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	€125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	€240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	€60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	€400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	€150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	€600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	€170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	€680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	€60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	€240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	€80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	€320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	€230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	€920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	€230	(2)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	€920	(2)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	€160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	€640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	€160	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	€640	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	€120	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	€480	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	€120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	€480	(9)	2.5% pa	N/A	N/A
Eardley Holding AG	06/15/2020	€220	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	€880	(10)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		€33,919
Accrued Interest		€27,768
TOTAL LOANS AND NOTES		€61,687

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

  On April 2, 2020, the Swiss entity, Mymetics SA, received a Federal credit line of Chf 168 (€156) in relation with the Covid-19. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guarantee organizations. The interest rate is currently at 0 percent until March 31, 2021. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision will take place as of April 1, 2021.

Note 3. Leases

  The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a short-term lease. The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2020 but was renewed until March 31, 2022 and can be terminated with a six-month notice as of September 30, 2021. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the periods ended September 30, 2020 and 2019 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2019 and related notes and the description of the Company's business and properties included elsewhere herein.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report are not purely historical but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue", "probably" or similar words are intended to identify forward looking statements, although not all forward looking statements contain these words.

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

  The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact future revenue for the remainder of fiscal year 2020 and the Company’s overall liquidity.

  The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues for the remainder of fiscal year 2020 and the Company’s overall liquidity.

  The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the remainder of fiscal year 2020 and the Company’s overall liquidity.

  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the remainder of fiscal year 2020.

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

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

For the three months ended September 30, 2020 revenue was €12, which was related to the revenue recognized for the work performed under the NIH Grant project, and €242 for the three months ended September 30, 2019, related to the revenue recognized for the work performed under the NIH Grant project.

Costs and expenses decreased to €363 for the three months ended September 30, 2020 from €660 (-45.0%) for the three months ended September 30, 2019, mainly lower costs in the NIH Grant project as it was delayed due to the worldwide pandemic situation and a €116 positive impact from foreign currency adjustments mainly in USD nominated shareholder loans.

  Research and development expenses decreased to €215 in the current period from €295 (-27.1%) in the comparative period of 2019, mainly lower costs in the NIH Grant project due to the worldwide pandemic situation.

General and administrative expenses increased to €254 in the three months ended September 30, 2020 from €243 (4.5%) in the comparative period of 2019, mainly due to the directors and officers (“D&O”) liability annual insurance premium expensed during the three months ended September 30, 2020.

Foreign exchange revaluation generated a net gain of €116 and a net loss of €113 during the three months ended September 30, 2020 and 2019, respectively, which was is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

Interest expense increased to €679 for the three months ended September 30, 2020 from €671 for the three months ended September 30, 2019 related to an increase in existing loans from related parties.

The Company reported a net loss of (€1,038), or (€0.00) per share, for the three months ended September 30, 2020, compared to a net loss of (€1,094), or (€0.00) per share, for the three months ended September 30, 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Revenue was €429 for the nine months ended September 30, 2020, with €401 related to the revenue recognized for the work performed under the NIH Grant project and the remaining for a small pre-clinical research project with a US academic institution, and E370 for the nine months ended September 30, 2019, related to the revenue recognized for the work performed under the NIH Grant provided by the NIH via Texas Biomedical Institute.

Costs and expenses decreased to €1,617 for the nine months ended September 30, 2020 from €1,655 (-2.3%) for the nine months ended September 30, 2019.

Research and development expenses increased to €789 in the current period from €720 (9.6%) in the comparative period of 2019, mainly due to higher subcontracting services during the same period in 2019 related to the NIH Grant project.

General and administrative expenses increased to €875 in the nine months ended September 30, 2020 from €770 (13.6%) in the comparative period of 2019, mainly due to the D&O liability annual insurance premium fully expensed during the nine months ended September 30, 2019.

Foreign exchange revaluation generated a net gain of €78 and a net loss of €135 during the nine months ended September 30, 2020 and 2019, respectively, which was is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (€3,233), or (€0.01) per share, for the nine months ended September 30, 2020, compared to a net loss of (€3,304), or (€0.01) per share, for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €623 at September 30, 2020 compared to €683 at December 31, 2019.

  During 2019 and 2020, our revenue has been generated through the NIH Grant project. New significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of September 30, 2020, we had an accumulated deficit of approximately €92 million, and had net loss of €3,233 in the nine-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used in operating activities was €1,316 and €774 for the nine-month period ended September 30, 2020 and 2019, respectively. The increase was mainly due to a decrease in account receivables during the nine-month period ending September 30, 2019 related to final funding received from the “Maciviva” project, and the decrease of the accrued interests on convertible loan for the nine months ending September 30, 2020.

Net cash used in investing activities was €5 during the nine-months ended September 30, 2020 and NIL during the same period in 2019.

Financing activities provided net cash of €1,256 for the nine-months ended September 30, 2020, which includes €1,100 of promissory notes from our main investors and €156 of borrowings on a Swiss Federal credit line in relation with the Covid-19, and €600 for the nine-months ended September 30, 2019, related to promissory notes from our main investors.

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

  We anticipate that our normal operations will require approximately €660 of cash in the year ending December 31, 2020. We will seek to raise the required capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that we will be able to raise additional capital on satisfactory terms, or at all, to finance our operations. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of €27,768 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

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

RECENT FINANCING ACTIVITIES

  During the nine-month period ending September 30, 2020, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the revenue generated through the NIH grant / HIV project.

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

  Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of fiscal year 2020.

  The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact future revenue for the remainder of fiscal year 2020 and the Company’s overall liquidity.

  The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives will impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2020 and the Company’s overall liquidity.

  The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the remainder of fiscal year 2020 and the Company’s overall liquidity.

  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the remainder of fiscal year 2020.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes of internal control over financial reporting were made in the nine months ended September 30, 2020.

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

MYMETICS CORPORATION

Dated: November 13, 2020	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer