Form 10-Q/A
period 2020-09-30
MYMETICS CORP
filed 2021-03-23
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
  (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) is being filed to amend our Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2020 (Original Filing), filed with the U.S. Securities and Exchange Commission on November 13, 2020 (Original Filing Date).

The purpose of this Amendment No. 1 is to correct

-
the Mymetics Corporation’s (the “Company”) Condensed Consolidated Balance Sheet previously filed in Part I, Item 1. The balance sheet total amounts are not changed but due to a technical error that occurred during the edgarization process, the “Non-convertible notes payable and related accrued interest to related parties” description and the amount as of September 30, 2020 of $6,512 was inadvertently omitted from the Original Filing. The description and amount were correctly reflected in the data files but incorrectly reflected in the formatted edgarized file, and

-
the Mymetics Corporation’s (the “Company”) Consolidated Statements of Changes in Shareholders' Deficit previously filed in Part I, Item 1. The accumulated other comprehensive income is not correct due to a technical error that occurred during the edgarization process. The “Three and Nine-month Period Ended September 30, 2019” title related to the period of January 1, 2020 to September 30, 2020 should read “Three and Nine-month Period Ended September 30, 2020”; The total of the “Accumulated Other Comprehensive Income” of $690 as of September 30, 2020 is wrong and should be $696; The “TOTAL” of $(50,316) as of September 30, 2020 is wrong and should be $(54,426). The description and amount were correctly reflected in the data files but incorrectly reflected in the formatted edgarized file.

In addition, ITEM 4 Controls and Procedures was amended related to management's conclusion that the disclosure controls and procedures were not effective due to the existence of a material weakness related to insufficient review of financial information.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the other financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Euros, Except Share and Per Share Amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	€623	€ 683
Receivables	19	164
Prepaid expenses	124	85
Total current assets	766	932

Property and equipment, net of accumulated depreciation of €458 at September 30, 2020 and €445 at December 31, 2019	44	52
Right-of-Use Asset	154	230
Goodwill	6,671	6,671
Total assets	€ 7,635	€7,885

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	€58	€ 167
Deferred revenue	6	--
Operating Lease Liability	102	102
Non-convertible notes payable and related accrued interest to related parties	6,512	5,308
Convertible notes payable and related accrued interest to related parties	55,175	53,378
Total current liabilities	61,853	58,955

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	156	--
Operating lease liability	52	128
Total long-term liabilities	208	128
Total liabilities	62,061	59,083

Commitments and Contingencies (Note 3)

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2020 and at December 31, 2019	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued nor outstanding	--	--
Additional paid-in capital	34,443	34,443
Accumulated deficit	(92,095)	(88,862)
Accumulated other comprehensive income	696	691
Total shareholders’ deficit	(54,426)	(51,198)
Total liabilities and shareholders’ deficit	€7,635	€ 7,885

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

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
 (UNAUDITED)
 (In Thousands of Euros)

Three and Nine-month Period Ended September 30, 2019
	Common Stock Number of Par		Additional Paid	Accumulated	Accumulated Other Comprehensive
	Shares	Value	in Capital	Deficit	Income	TOTAL
January 1, 2019	303,757,622	€2,530	€34,441	€(84,675)	€679	€(47,025)
Stock compensation expense	-	-	2	-	-	2
Net loss	-	-	-	(1,228)	-	(1,228)
Other comprehensive loss:
Translation adjustment	-	-	-	-	5	5
March 31, 2019	303,757,622	2,530	34,443	(85,903)	684	(48,246)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(982)	-	(982)
Other comprehensive loss:
Translation adjustment	-	-	-	-	1	1
June 30, 2019	303,757,622	€2,530	€34,443	€(86,885)	€685	€(49,227)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,094)	-	(1,094)
Other comprehensive loss:
Translation adjustment	-	-	-	-	5	5
September 30, 2019	303,757,622	€2,530	€34,443	€(87,879)	€690	€(50,316)

Three and Nine-month Period Ended September 30, 2020
	Common Stock Number of Par		Additional Paid	Accumulated	Accumulated Other Comprehensive
	Shares	Value	in Capital	Deficit	Income	TOTAL
January 1, 2020	303,757,622	€2,530	€34,443	€(88,862)	€691	€(51,198)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,164)	-	(1,164)
Other comprehensive loss:
Translation adjustment	-	-	-	-	7	7
March 31, 2020	303,757,622	2,530	34,443	(90,026)	698	(52,355)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,031)	-	(1,031)
Other comprehensive loss:
Translation adjustment	-	-	-	-	-	1
June 30, 2020	303,757,622	2,530	€34,443	€(91,057)	€698	€(53,386)
Stock compensation expense	-	-	-	-	-	-
Net loss	-	-	-	(1,038)	-	(1,038)
Other comprehensive loss:
Translation adjustment	-	-	-	-	(2)	(2)
September 30, 2020	303,757,622	€2,530	€34,443	€(92,095)	€ 696	€(54,426)

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

ITEM 4.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer / Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were not effective due to a material weakness related to insufficient review of financial information, which caused the errors discovered in the Edgarized version of the September 30, 2020 Form 10-Q. These errors included:

-
the “Non-convertible notes payable and related accrued interest to related parties” description and the amount as of September 30, 2020 of $6,512 from our balance.

-
the “Consolidated Statements of Changes in Shareholders' Deficit” title and sums of the “Accumulated Other Comprehensive Income” and “TOTAL” columns as of September 30, 2020 from our balance.

These errors were not discovered until after we filed our 10-Q.

Management believes the weakness identified above has not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit. Such controls will include adding check totals and a financial statement review process to include a detailed, line by line, review.

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

MYMETICS CORPORATION

Dated: March 22, 2021	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer