Form 10-K
period 2020-12-31
MYMETICS CORP
filed 2021-03-31
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 00025132

MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	25-1741849
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

c/o Ernie Stern 1101 Pennsylvania Avenue, N.W., Suite 300 Washington D.C. United States	USA-20004
Address	Zip Code

c/o Mymetics SA Route de la Corniche 4 Epalinges, Switzerland	CH-1066
Address of Principal Executive Offices	Zip Code

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately U.S. $10,947,050 as of December 31, 2020, computed on the basis of the closing price on such date.

As of March 31, 2021, there were 303,757,622 shares of the registrant's Common Stock outstanding.

PART I

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to “Mymetics,” the “Company,” “we,” “us” and “our” refer to Mymetics Corporation and its wholly-owned subsidiaries, Mymetics SA, Bestewil Holding BV and Mymetics BV (unless the context otherwise indicates).

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are identified by the words "believe," "expect," "anticipate," "intend," "plan" and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in "Item 1. Business,", “Item 1A. Risk Factors”, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks which are discussed more fully under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●
We have a history of losses and our future profitability is uncertain.

●
We will continue to require significant funding to maintain our current level of operations and fund the further development of our vaccine candidates.

●
Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

●
The preclinical and clinical development our virosome based vaccine candidates, remains uncertain. We may be unable to obtain regulatory approval or produce a successful vaccine in a timely manner, if at all.

●
We are a biotechnology company and face significant risk in developing, manufacturing and commercializing our products.

●
Because we depend on third-parties to conduct some of our laboratory testing, future clinical trials, and our vaccine manufacturing, we may encounter delays in or lose some control over our efforts to develop and supply products.

●
Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

●
There is significant competition in the development of a vaccine against COVID-19, influenza, and RSV and we may never see returns on the significant resources we are devoting to our vaccine candidates.

●
We have not completed the development of vaccine products and we may not succeed in obtaining the FDA licensure necessary to sell such vaccine products.

●
Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

●
Our success depends on our ability to maintain the proprietary nature of our technology.

●
We are a very small team and our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

●
Our significant existing and future indebtness could adversily affect our ability to operate our business.

●
Because our stock trading is very illiquid and the stock price has been and will likely continue to be highly volatile, the ability to trade our common stock may be difficult and the market price of our common stock may be lower or more volatile than expected.

●
Litigation could have a material adverse impact on our results of operation and financial condition.

●
We or the third parties upon whom we depend may be adversely affected by natural or man-made disasters or public health emergencies, such as the COVID-19 pandemic.

ITEM 1. BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on the research and development of next generation vaccines for infectious and life disabling diseases. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens and if required, adjuvants. We currently have several vaccine candidates in our pipeline: HIV-1/AIDS, malaria, and Covid-19 , while our intra nasal influenza, RSV, Chikungunyaand HSV vaccines candidate programs have been stopped or are on hold. Besides infectious diseases, we have shown good results in several discovery projects in immunotherapy, one in the allergy field and several in the field of oncology, for which we collaborated with other biotech companies. Our vaccines for infectious diseases are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense in combination with humoral and cellular immune responses as a second-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine. Additionally, for certain immunotherapies, we are exploring the use of virosome platform to trigger specific immune responses. We believe that virosomes are a promising vaccine delivery system since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

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

MYMETICS S.A.

Our Swiss subsidiary Mymetics S.A. was founded in 2007 as Mymetics Management Sàrl to facilitate the conduct of our business in Switzerland. This includes managing our staff retirement and social security contributions, leasing our Swiss premises and other such local tasks which a U.S. registered company cannot easily conduct without significant legal and organizational costs. The change in name and bylaws effected in 2009, from “Société à Responsabilité Limitée » (SàRL) to “Société Anonyme” (SA) is indicative of the transition from a pure service company status of this unit to a development company in its own rights within Mymetics Corporation.

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

STRATEGY

With only 28 diseases addressed by vaccines in the world today, it is a well-known fact that the world needs many more vaccines and focus on prevention. The global Covid-19 pandemic caused by the rapid spread of the corona virus SARS-CoV-2 is a good example why we need more vaccines and safe and effective vaccine patforms.

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

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has proprietary vaccines in development: HIV-1, malaria and Covid-19 vaccines, while our Chikungunya,intra-nasal influenzaHSV and RSV vaccine candidates are on hold. The vaccines in our portfolio are primarily prophylactic. The current stage of development of these vaccines is shown in the table below:

Vaccine	Pre-Clinical	Phase I
HIV-1		X
Covid-19	X
RSV	On hold
Malaria		X
Influenza		On hold
Chikungunya	On hold

Additionally to the above pipeline, we have successfully finished and started several immunotherapy evaluation projects among which, one project with Anergis SA, for the use of Mymetics’ virosomes in combination with Anergis’ Continuous Overlapping Peptides against birch pollen allergy and with other biotech companies for immunotherapy in the field of oncology.

Covid-19

Coronaviruses (CoVs) infect humans and animals and cause respiratory, enteric and other diseases. In 2002–2003, an epidemic was caused by severe acute respiratory syndrome coronavirus (SARS-CoV-1), belonging to lineage B of the beta-CoVs. In 2012, Middle East respiratory syndrome coronavirus (MERS-CoV) from the same lineage caused the MERS epidemic, with even higher case fatality. At the end of 2019, a novel coronavirus, named SARS-CoV-2 emerged, causing severe pneumonia, in Wuhan (Hubei province of China) and has caused a Corona virus disease (Covid-19) pandemic since January 2020. To date, Covid-19 has killed more than 2.5 million people and infected more than 113 million people globally.

Approach:

Since the end of April 2020, Mymetics has started a project for the development of a Covid-19 virosome-based vaccine and is thereby partnering with leading academic institutions to explore and select the most effective SARS-CoV antigens incorporated in virosomes, while optimizing the route of administration and thermostability of the vaccine, before moving into human clinical trials. Even though currently there are now several Covid-19 vaccines that are approved for emergency use and are being rolled out globally, we believe that different vaccines will play different roles over time and our Covid-19 vaccine development plan focuses on the following elements:

-
achieving longer immunity and block transmission
-
protection against new variants
-
focus on elderly and immunocompromised
-
improve supply chain conditions (thermostable) and an easier administration (intra nasal)

Key developments at Mymetics:

May 2020: Mymetics signed a Research Collaboration Agreement with Baylor College of Medicine and Texas Children’s Center for Vaccine Development for evaluating their rationally designed recombinant protein-based SARS-CoV and SARS-CoV-2 antigens and combining them with Mymetics’ virosomes for the development of a safe and effective Covid-19 vaccine. Mymetics piloted and successfully produced different virosome formulations which incorporate the SARS-CoV-2 recombinant protein. The preclinical studies started in September 2020 at Baylor College of Medicine where the formulations are tested and compared in a pre-defined preclinical model.

June 2020: Mymetics is supported for virosome-based Covid-19 vaccine development from European Vaccine Infrastructure project (Transvac2). In November 2020 Mymetics started a at Helmholtz Center of Infection Research (HZI) in Germany to evaluate the safety and immunogenicity of different virosome-based Covid-19 vaccine candidates by intramuscular and intranasal administrations. The virosome formulations incorporate and evaluate two different SARS-CoV-2 antigens, one full length stabilized S protein, for which Mymetics is collaborating with the group of Dr. Rogier Sanders at the Amsterdam Medical Center of the University of Amsterdam, the Netherlands, and the second is a receptor binding domain recombinant protein of SARS-CoV-2. The study at HZI is part of the Transvac2 services, funded by the European Union's Horizon 2020 research and innovation program under grant agreement N° 730964

November 2020: Innosuisse (Swiss Innovation Agency) granted Mymetics and Insel Gruppe AG, of which the Inselspital, Bern University Hospital, are part of, were awarded a grant from the Swiss Innovation Agency (Innosuisse). The grant will allow Mymetics in collaboration with the Department of Pneumology at the Inselspital, Bern University Hospital and the Department of Biomedical Research DBMR of Bern University to start a preclinical study which will investigate Mymetics’ virosome-based Covid-19 nasal vaccine candidate for safety and tolerance, and its capacity to elicit protective respiratory immunity to block nasal infection and virus spreading to the lungs and brain.

Status:

Above studies are ongoing and results are being collected and analyzed as they come available. These results will allow Mymetics to select the formualtions that are believed to be taken into clinical development. In parallel to the above, Mymetics is closely monitoring with its partners the development of the new Covid-19 variants and evaluating the flexibility of the virosome vaccine platform to anticipate further the adujstments.

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

May 2015 to Nov. 2018 : MACIVIVA project (Manufacturing of Cold-chain Independent VIrosome Vaccines), part of the EU Horizon 2020 research and innovation framework program. Mymetics lead a consortium of companies which were awarded a total of E8.4 million in grant funding from the EU Horizon 2020 program and by the Swiss State “Secretariat for Education, Research and Innovation” (SERI). The project resulted in the development of analytical methods and GMP pilot lines to analyze and manufacture virosomes formulations into spray dried and freeze dried powder, sub-lingual and oral tablet formulations under GMP. Further studies showed that spray dried virosomes in a powder formulation stored at 4°C (40°F) or 40°C (104°F) maintained its structural integrity, while the liquid virosome formulation showed strong structural degradation at 40°C (104°F). Pre-clinical in vivo studies showed that Mymetics HIV-1 virosome vaccine candidate, after being down stream processed into different powder solid dosage forms, could trigger specific antibodies, which were variable depending on the formulation. In further pre-clinical in vivo studies, it was confirmed that the nasal delivery of spray dried virosomes was an effective, needle-free route for immunization, with levels of immune response comparative to that obtained by subcutaneous injection. The project ended in November 2018. The know-how and expertise that has been created and the partnerships that have been built, will be applied at first to the Mymetics HIV-1 vaccine candidate development and also applied to other virosome based vaccines.

This project resulted in a publication in Nature Partner Journals “Vaccines” of May 18, 2020, describing the results from a new GMP manufacturing process to obtain thermostable HIV-1 gp41 virosome vaccines under solid forms and various mucosal vaccination routes

May 2019 to date: the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is US$8.85 million, Since January 1, 2020, Texas Biomedical Research institute has transferred the complete responsibility and their activities related to the NIH grant to the University of Louisiana in Lafayette, which was already a partner in the grant. This project is ongoing and key results are expected towards Q3 of 2021.

Next Steps:

Mymetics is evaluating further collaboration opportunities, specifically if the protection data from the NIH project is positive, the Company plans to apply for grant funding for the acceleration towards the clinical trial development for the Mymetics HIV vaccine candidate. Pending this data, a combined Phase I/II on women and men might start by 2022.

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

Jan. 2020: Publication on January 31, 2020 in the Nature Partner Journal (npj) Vaccines, together with the Swiss Tropical and Public Health Institute (Swiss TPH). The publication with title “Vaccination with virosomally formulated recombinant CyRPA elicits protective antibodies against Plasmodium falciparum parasites in preclinical in vitro and in vivo models” shows that Mymetics’ virosome based vaccine elicited in mice and rabbits high titers of PfCyRPA-specific antibodies that bound to the blood-stage parasites. Malaria PfCyRPA virosome vaccines inhibited parasite growth by 80% and 77% in a preclinical in vitro and in vivo study, respectively.

Next steps:

Mymetics is currently evaluating possible the further development of a malaria vaccine in collaboration with PATH-MVI and LMIV. In parallel, Mymetics is in collaboration with the Swiss Tropical and Public Health Institute and researchers at Oxford University to add two important antigens for a possible malaria vaccine candidate, the RH5 and the CyRPA peptides and during 2019 received access to EU supported laboratories under the Transvac2 program to execute the development of the tetra-valent malaria vaccine candidate and test this in pre-clinical studies.

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

Jan. 2018 to date: Mymetics finished the study during Q4 2018 and presented the data to Sanofi. The blinded study incorporated 12 groups of 10 mice which received different virosome formulations, administered through different routes, and one control formulation. The results were positive for most of Mymetics virosome formulations, some virosomes generated significantly higher HA inhibition (HAI) titers and good antibody titers. Although this study was successful and the Company has discussed the results with Sanofi, Mymetics for the time being will not be continuing its collaboration with Sanofi due to other priorities of Sanofi. We are evaluating the possible publication of the results, but the project is on hold.

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

Jan. 2016 to date: Mymetics has started the discovery phase of this project where we are assessing the overall CHIKV glycoprotein yields in scale up insect cell culture. In this project we have worked with the University of Wageningen in the Netherlands that has extensive expertise in this field. The project has been delayed due to other priorities and we have no current plan to restart this.

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

In December 2018 Anergis and Mymetics reported that the administration of AllerT led to the development of Bet v 1 specific IgEs (p<0.001) associated with a more pronounced TH2 than TH1 response. In contrast, in the mice receiving the Bet v 1 COP-virosomes, no development of Bet v 1 specific IgEs were observed (p<0.001 vs AllerT). With the same dose of Bet v 1 COPs, there was a strong boost of immunogenicity with a TH1 antibody response, which was a hundred times greater than with aluminum hydroxide (p<0.001). The Bet v 1 COP-virosomes were well tolerated. The success criteria were met and Anergis had a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies.

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

In May 2020, Mymetics announced the results of the study with Stallergenes Greer, a worldwide leader in allergen immunotherapy (AIT) and Anergis, a leader in ultra-fast AIT research and development. The results showed that a treatment with COP-virosomes was able to cure allergic asthma in birch pollen sensitized mice and that the COP-virosomes were significantly superior to the COP or the virosome alone, confirming the synergy between COP and virosomes to foster an improved second generation AIT treatment.

In January 2021, following the two successful studies with its virosome platform, Mymetics announced the acceptance of its joint publication in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title: Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice. As of February 1, 2021, Anergis SA had to enter into liquidation since it was not able to raise sufficient funds to continue to operate.

Oncology:
Mymetics has strong data that shows that its virosomes have the capability to not only trigger good antibody responses, but also are able to trigger specific T-Cell responses as virosomes are able to be absorbed and processed by dendritic cells when specific antigens are incorporated into virosomes. This is of particular importance for developing a specific cancer immunotherapy. Since Q4 2018 Mymetics is exploring the possibilities to collaborate with biotech companies in the field of oncology. The project with eTheRNA immunotherapy did not result in the desired responses. However, othere projects are still ongoing. One of these projects started in May 2020, which is a research project with IO Biotech, a clinical-stage biopharmaceutical company developing novel, immune modulating anti-cancer therapies based on its proprietary T-win® technology. Due to Covid-19 restrictions, the study was delayed, but the collaboration is still in place.

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

In December 2018, Mymetics and Anergis announced that the pre-clinical study program was successful. The pre-defined success criteria were met and Anergis had a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. Should Anergis and Mymetics have executed a License and Collaboration Agreement (LCA), Anergis would have had to make an upfront payment to Mymetics. The LCA also included milestone payments based on certain regulatory clearances and royalties for net sales.

On October 17, 2019, the Company announced that Stallergenes Greer, a worldwide leader in Allergen Immunotherapy (AIT), and Anergis started a new research study to evaluate the effects of the second generation virosome-based COP allergen immunotherapy in a therapeutic model of birch allergy in mice. During the last quarter of 2019, the Company received an amount of E111 related to the delivery to Stallergenes of the Company’s Material, and acceptance of the option to extend the exclusivity negotiation period until June 12, 2020 (the “Second Extension of the Negotiation Period”) as per the terms of the “RESEARCH AND OPTION TO LICENSE AGREEMENT” dated September 3, 2019. The aim of the study wa to shorten the AIT administration scheme. The research collaboration combined the ultra-fast AIT approach developed by Anergis and Mymetics, namely the second-generation of COP allergen immunotherapy based on Anergis COPs and Mymetics virosomes (COP-Virosomes), with the longstanding know-how of Stallergenes Greer. Stallergenes Greer tested the COP-Virosomes in the therapeutic mouse model of birch allergy in comparison with positive controls, i.e., birch allergen and birch pollen extract. COP-virosomes were the only synthetic therapy able to fully reverse asthma symptoms as well as lung inflammation (i.e. significant reduction in eeosinophils in bronchial fluids). Pro-allergic immune responses also decreased with COP-virosome therapy with a significant decrease of the IL-4, a Th2 cytokine. Results were published in May 2020 in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title: Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice.

Anergis had a time limited option to license the virosomes from Mymetics in the field of allergies that requires Anergis to raise funds from third parties to pay Mymetics the license fee under the terms of the License and Collaboration Agreement and the clinical development. The option to license expired as Anergis has not been able to raise sufficient funds, Anergis and Mymetics were still in negotiation about a possible business relationship by the end of 2020, but there was no assurance that this would be concluded. No revenue had been received nor recognized during the twelve months ended December 31, 2020.

As of February 1, 2021, Anergis SA announced that it had to enter into liquidation procedures since it was not able to raise sufficient funds to continue to operate.

As of December 31, 2020, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working actively on the Cvoid-19 virosome vaccine preclinical development with leading academic institutions and on several research projects with commercial partners for immunotherapy in the field of oncology. The project funded by the National Institutes of Health (NIH), which started on May 1,2 2019 is still ongoing and it will test Mymetics virosome based HIV vaccine candidate in non-human primates at the University of Louisiana at Lafayette and prepare for the clinical trial development of the vaccine candidate.

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

HUMAN CAPITAL

Employees

As of March 31, 2021, we have 8 employees. Of our workforce, 6 are engaged primarily in research, development and manufacturing activities and 2 are mainly in finance and accounting, legal and administrative functions.

Ronald Kempers is our President and Chief Executive Officer and Chief Financial Officer.

Our Swiss subsidiary, Mymetics S.A., has on its payroll, besides the CEO, three employees: the Company’s Chief Scientific Officer, the Director of Finance and the Head of Manufacturing and Quality.

Mymetics B.V. has one full time executive officer (CSO), one part-time administrative assistant and two technicians.

COVID-19 Employee Safety

With the emergence of the COVID-19 global pandemic, we took precautions to reduce the risk of virus exposure for all employees. We encouraged all of our employees who were able to work from home to do so and reduced the number of people in our offices significantly with the remote work option. Because of our business, it was necessary for essential employees to remain onsite in our laboratory. For those employees and any other employees who entered our offices, we adopted new safety protocols including, social distancing, face mask requirements, as required per country measures.

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

We historically have incurred net losses. In the years ended December 31, 2020, and December 31, 2019, we sustained net loss of approximately €4,158 and €4,187, respectively. At December 31, 2020, we had an accumulated deficit of approximately €93,020.

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

The RSV vaccine activities were funded through incoming revenue from RSV Corporation and were formally terminated as of July 25, 2016. We also have attracted funding from PATH-MVI for our malaria vaccine development and from the Bill & Melinda Gates Foundation for the non-human primate study for our HIV vaccine candidate at Texas Biomedical Research Institute. During 2015 and 2018, Mymetics lead a consortium of companies that have received a grant worth a total of E8.4 million. The grant successfully funded the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. In May 2019, Mymetics started the NIH awarded grant project. The overall budget related to this project is US$8.85 million, with US$1.94 million approved for the first year. The overall portion of the grant allocated to the Company is US$5.93 million, with US$1.192 million approved for the first twelve months ended April 30, 2020, of which US$1.048 was incurred, and US$1.52 million approved for the second year.

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

Two of our major shareholders, Round Enterprises and Eardley Holding, have issued secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of €63,090, including currently due interest. Under the terms of the convertible notes both Round Enterprises and Eardley Holding have the right to demand repayment at the end of the quarter following the repayment request of those convertible notes and exercise their rights as secured creditors under the terms of these notes, and we are required to repay the other notes unless Round Enterprises and Eardley Holding elect to convert the notes. We could in the future incur additional indebtedness beyond our borrowings under the outstanding secured convertible notes.

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

As of December 31, 2020, we had federal net operating loss carryforwards in the U.S. of €79 million. Of this amount, €72 million will expire in years 2020-2037. Tax credit carryforwards of €224 which if not utilized will expire in 2023. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We might not be able to continue as a going concern.

Our cash balances, recurring losses, negative cash flows from operations, and debt outstanding as of December 31, 2020 and our projected spending in 2021, raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2020 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

As of December 31, 2020, we had eight full-time employees, including those in our two subsidiaries. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

(b)
Stockholders. At March 31, 2021, we had 613 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)
Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)
Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2020.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan
Category	(a)		(b)	(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--	(2)	$--	--
2009 Plan	--	(3)	$--	--
2013 Plan	25,750,000	(4)	$U.S. 0.021	1,150,000
Total	25,750,000		$U.S. 0.021	1,150,000

(1) Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan, (iii) our 2001 Stock Option Plan, (iv) ou 2009 Stock Incentive Plan, and (v) our 2013 Stock Option Plan.

(2) (i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2019.

(3) In June 2010 our Board of Directors and a majority of our shareholders approved a 2009 Stock Incentive Plan. This plan has expired.

(4) On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and allowed the issuance of 30,000,000 shares for this plan.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2020 and ending on December 31, 2020, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2020 and 2019 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

IMPACT OF THE CORONAVIRUS PANDEMIC

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease.. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management has taken measures in-line with the country requirements where we are operating and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact future revenue for the fiscal year 2021 and the Company’s overall liquidity.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues for the remainder of fiscal year 2021 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the fiscal year 2021 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2021.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019:

We reached €668 and €653 in revenue for the years ending December 31, 2020 and 2019, respectively. For 2020, €633 was related to the revenue recognized for the work performed under the NIH Grant project and the remaining for a small pre-clinical research project with a US academic institution. For 2019, the revenue was related to the recognition of €542 of grant revenue from the NIH and €111 related to the fees from research and development services.

Research and development expenses increased to €1,055 in the current period from €970 in the comparative period of 2019, an increase of 8.8%. This increase is mainly due to subcontracting services related to the NIH Grant project incurred during the year 2020.

General and administrative expenses increased to €1,187 in the year ended December 31, 2020 from €1,064 in the comparable period of 2019, an increase of 11.6% mainly due to the D&O liability 2019 annual insurance premium expensed in the previous year and an increase in the audit cost recognized during the year ended December 31, 2020.

REVENUE RECOGNITION AND RECEIVABLES

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

In December 2018, Mymetics and Anergis announced that the pre-clinical study program was successful. The pre-defined success criteria were met and Anergis had a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. If Anergis and Mymetics had executed a License and Collaboration Agreement (LCA), Anergis would have had to make an upfront payment to Mymetics. The LCA also included milestone payments based on certain regulatory clearances and royalties for net sales. The LCA was not executed .

In October 2019, Mymetics announced that Anergis SA had started a new study with Stallergenes Greer SA whereby the COP-Virosomes were tested in the therapeutic mouse model of birch allergy in comparison with positive controls, i.e., birch allergen and birch pollen extract. This model has been confirmed as having predictive value towards the future clinical efficacy of new AIT treatment candidates. During the last quarter of 2019, the Company received an amount of €111 related to the Amendment 3 of the Research and Option to License Agreement dated September 3, 2019. This revenue is fully recognized as the deliverables for the Stallergenes-Anergis study were met and Anergis paid for an extension of the option to execute the LCA.

In May 2020, Mymetics announced the results of the study with Stallergenes Greer, a worldwide leader in allergen immunotherapy (AIT) and Anergis, a leader in ultra-fast AIT research and development. The results showed that a treatment with COP-virosomes was able to cure allergic asthma in birch pollen sensitized mice and that the COP-virosomes were significantly superior to the COP or the virosome alone, confirming the synergy between COP and virosomes to foster an improved second generation AIT treatment.

In January 2021, following the two successful studies with its virosome platform, Mymetics announced the acceptance of its joint publication in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title: Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice. As of February 1, 2021, Anergis SA announced that it had to enter into liquidation procedures since it was not able to raise sufficient funds to continue to operate. This has no implications on the business of the Company going forward.

As of December 31, 2020, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working actively on the COVID-19 virosome vaccine preclinical development with leading academic institutions and on several research projects with commercial partners for immunotherapy in the field of oncology. Mymetics started the project funded by the National Institutes of Health (NIH) on May 1, 2019, which is still ongoing, and will test Mymetics virosome based HIV vaccine candidate in non-human primates at the University of Louisiana at Lafayette and prepare for the clinical trial development of the vaccine candidate.

Since April 2020, the Company has started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus and has attracted some in-kind contributions from the European Community through their Transvac2 program. For the Covid-19 vaccine candidates the Company is collaborating with leading academic institutions, like Baylor College of Medicine in Texas. Management believes that the Company’s research and development activities will result in valuable intellectual property that can generate significant revenues in the future through licensing since the Company believes that vaccines are one of the fastest growing markets in the pharmaceutical industry.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2020 and December 31, 2020, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

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

LIQUIDITY AND CAPITAL RESOURCES

We had €1,083 cash at December 31, 2020, compared to €683 at December 31, 2019.

During 2020, our revenue has been mainly been generated through the NIH project. For 2021, besides revenue recognized under the NIH grant project, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of December 31, 2020, we had an accumulated deficit of approximately €93 million and generated net loss of €4,158 in the year ended December 31, 2020. The net loss in 2020 was mainly associated with interest expenses on shareholder loans (€2,708) and expenses that are not covered by revenues. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities increased to €1,696 for the year ended December 31, 2020, compared to €972 for the year ended December 31, 2019, mainly due to the timing of payments received for our grant project.

Investing activities used cash of €14 for the year ended December 31, 2020, related to the purchase of IT equipment, and €36 for the year ended December 31, 2019, related to the purchase of equipment (UPLC) in the Netherlands.

Financing activities provided €2,106 cash for the year ended December 31, 2020, which includes €1,950 of promissory notes from our main investors and €156 of borrowings on a Swiss Federal credit line in relation with the Covid-19 pandemic. For the year ended December 31, 2019, €1,200 cash was provided by our two main investors.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate €63,090 in the form of notes payable including accumulated interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted operational cash outflow, or cash burn rate, for 2021 is approximately €4,900 for research, fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2021 budget	12 Months
Revenue from R&D services	--
Grant receipts from the NIH	E	1,068
Total cash in:		1,068
R&D costs		1,955
R&D costs (COVID)		2,710
G&A costs		1,303
Total cash out:		5,968
Total cash burn rate	E	4,900

Management expects the cash outflow on R&D will focus on the virosome immunotherapy vaccine development and the development of a virosome-based vaccine to prevent Covid-19, which will be partially offset by the expected incoming cash related to the NIH project payments.

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

We anticipate that our normal operations will require approximately €3,800 additional funding in the year ending December 31, 2021. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

RECENT FINANCING ACTIVITIES

During 2020, our principal source of funds has been revenues related to the NIH grant / HIV project and additional promissory notes from our two main investors.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next four months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2021, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management has taken measures in-line with the country requirements where we are operating and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the fiscal year 2021.

The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact future revenue for the fiscal year 2021 and the Company’s overall liquidity.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives will impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2021 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the fiscal year 2021 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the year 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of December 31, 2020 that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan

Management is implementing remedial actions to ensure that the material weakness is remediated such that the existing controls will operate effectively. The remedial actions we are taking, and expect to take, to improve the effectiveness of our controls include (i) developing a disclosure checklist to ensure all relevant and required GAAP disclosures and properly included in the financial statements, and (ii) adding check totals and a financial statement review process to include a detailed, line-by-line, review of the numbers prior to issuance.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the operation of the remediated control is sufficiently tested.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class II directors will expire at the 2020 annual meeting of stockholders, and the term of the Class III directors will expire at the 2020 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:
			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	53	n/a

Thomas Staehelin (Class II)	Director	73	2021

Ernest M. Stern (Class II)	Director	70	2021

Ulrich Burkhard (Class III)	Director	60	2021

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

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2020, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2020, our Board of Directors held eleven meetings, which were all conducted by telephone conference call. All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2020.

Shareholders may contact our Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges, Switzerland, or for Mr. Ernest Stern at 1101 Pennsylvania Avenue, N.W., Suite 300, Washington, D.C. 20004, United States, Attn: Secretary. All communications directed to our board of directors or individual directors in this manner will be relayed to the intended recipients.

We do not have a separate nominating committee and do not believe that such a committee is required at this time given our emphasis on research and development rather than active revenue generating business and our limited shareholder base.

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of €10,000 each for their services as directors in 2020, which was paid during the year 2020.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2020, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300 for the twelve months ending December 31, 2020.

Compensation of Chief Scientific Officer

Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. As of January 1, 2010, Dr. Fleury’s based salary has been converted into CHF300, which is approximately equal to his previous salary of €216 at the exchange rate at that time. A contractual clause allowing for a 3% success fee upon sale of the Company to, or licensing of technology to, a major partner was deleted in favor of stock options.

SUMMARY COMPENSATION TABLE
(In Thousands of Euros)

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)		Total Annual Compensation

Ronald Kempers	(6)	2020	282	-	-	-	-	-	-	E	282	(1)
(CEO)		2019	282	-	-	-	-	-	-	E	282	(1)
		2018	282	-	-	-	-	-	-	E	282	(1)

Sylvain Fleury, Ph. D.	(6)	2020	282	-	-	-	-	-	-	E	282	(2)
(CSO)		2019	282	-	-	-	-	-	-	E	282	(2)
		2018	282	-	-	-	-	-	-	E	282	(2)

Thomas Staehelin, Dr.		2020	10	-	-	-	-	-	-	E	10	(3)
		2019	10	-	-	-	-	-	-	E	10	(3)
		2018	10	-	-	-	-	-	-	E	10	(3)

Ernest Stern		2020	10	-	-	-	-	-	-	E	10	(4)
		2019	10	-	-	-	-	-	-	E	10	(4)
		2018	10	-	-	-	-	-	-	E	10	(4)

Ulrich Burkhard		2020	-	-	-	-	-	-	-	E	-	(5)
		2019	-	-	-	-	-	-	-	E	-	(5)
		2018	-	-	-	-	-	-	-	E	-	(5)

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

(5)
Ulrich Burkhard is a member of the Board of Directors of the Company. He was elected on March 23, 2012 as non-executive director for attendance at the Board meetings, whether in person or by telephone.

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

Employment Agreements

Under the Executive Employment Agreement for Sylvain Fleury Ph.D., he is employed as CSO since November 3, 2003 with a contract renewed June 30, 2013 for an indefinite period with three months’ notice. Dr. Fleury receives an annual salary of CHF 300. During the employment period, at the discretion of the Board and the Compensation Committee and based on the company’s performance and individual achievements, the executive shall be eligible for an annual bonus to be paid in cash, stock or stock options. If Dr. Fleury is terminated without cause or he terminates for good reason, he is entitled six months of his salary. Retroactive to January 1, 2010, Dr. Fleury’s salary has been converted into CHF300, which is approximately equal to his previous salary of €216.

Under the Executive Employment Agreement for Ronald Kempers, he is employed as President and CEO for five years commencing July 1, 2009, which was amended to an indefinite contract on July 1, 2014. Mr. Kempers receives an annual salary of CHF300, which is approximately equal to €216 and is entitled to participate in the stock incentive plan. If Mr. Kempers is terminated without cause or he terminates for good reason, he is entitled to a lump-sum payment equal to 12 months of his salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2020, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 31, 2021. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2021, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	124,884,958	(2)	12.09%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	7,800,000	(3)	0.74%

Ernest M. Stern (1) Director	Common	1,500,000	(4)	0.15%

Ronald Kempers (1) CEO, CFO and President	Common	20,100,000	(6)	1.94%

Round Enterprises Ltd. (1)	Common	731,661,564	(5)	70.81%

All current executive officers and directors as a group (5 persons)	Common	885,846,521	(7)	85.73%

(1)
Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland), or for Mr. Ernest Stern at 1101 Pennsylvania Avenue, N.W., Suite 300, Washington, D.C. 20004, United States.

(2)
Dr. Thomas Staehelin’s beneficial ownership includes 112,405,051 potentially issuable shares from conversion of convertible loans from Eardley.

(3)
Dr. Sylvain Fleury’s beneficial ownership includes 500,000 shares that were issued for services, 1,000,000 that were acquired through conversion of unpaid salary and expenses and 5,000,000 that were acquired as a bonus and stock options to acquire 1,300,000 shares that have vested or vest within 60 days of this filing.

(4)
500,000 shares were issued for services rendered.

(5)
As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd. This includes 590,655,012 potentially issuable shares from conversion of convertible notes in addition to 141,006,552 shares of common stock held of record by Round Enterprises Ltd.

(6)
Ronald Kempers’ beneficial ownership includes 100,000 shares acquired from previous shareholder, 3,000,000 shares that were issued through exercise of stock options and an option to acquire 17,000,000 shares related to stock options that have vested or will vest within 60 days of this filing.

(7)
This amount includes 721,360,062 shares of common stock issuable upon conversion of convertible notes and vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received loans from Round Enterprises and Eardley Holding totaling E880 and E220, respectively, for which the Company issued to each lender promissory notes on June 15, 2020, bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) September 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The Company received additional loans from Round Enterprises and Eardley Holding totaling E680 and E170, respectively, for which the Company issued to each lender promissory notes on December 15, 2020, bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) March 31, 2021, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by BDO USA, LLP during fiscal year 2020 and 2019:

	2020	2019

Audit Fees	$71	$52
Audit-Related Fees	--	--
Tax Fees	13	13
All Other Fees	-	-

Total	$84	$65

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2020 and 2019, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2020 and 2019, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our audit Committee pre-approved all services to be provided by BDO USA, LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Shareholders' Equity Deficit
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

Shareholders and Board of Directors
Mymetics Corporation
Epalinges, Switzerland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mymetics Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 1, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Convertible Debt

As described in Note 2, two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes to the Company. The total carrying amount of the notes have a balance of €63,090,000 as of December 31, 2020. Several of the notes are denominated in a currency different from the Company’s functional currency. In addition, the conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000,000 or (ii) at the fixed conversion price using a contractual fixed exchange rate into U.S. Dollars.

We identified the valuation of the embedded conversion option as a critical audit matter. The principal considerations for our determination was considerations related to the determination of the fair value of the conversion option that utilize subjective assumptions by management. Auditing this element involved especially subjective auditor judgment to address this matter.

The primary procedures we performed to address this critical audit matter included:

●
Assessing the appropriateness of the probability assumptions used by management to determine the fair value of the embedded conversion option.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Seattle, Washington
March 31, 2021

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In Thousands of Euros, Except Share and Per Share Amounts)

	2020		2019

ASSETS
Current Assets
Cash	E	1,083	E	683
Accounts Receivable		71		154
Prepaid expenses		85		85
Total current assets		1,239		922

Rent deposit		10		10
Property and equipment, net of accumulated depreciation of E463 and E445 at December 31, 2020 and 2019, respectively		48		52
Right-of-Use Asset		128		230
Goodwill		6,671		6,671
	E	8,096	E	7,885

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	E	70	E	167
Operating Lease Liability		105		102
Non-convertible notes payable and related accrued interest to related parties		7,402		5,308
Convertible notes payable and related accrued interest to related parties		55,688		53,378
Total current liabilities		63,265		58,955

Long Term Liabilities
DEBT- Federal Financing Bank		156		--
Operating lease liability		27		128
Total long-term liabilities		183		128
		63,448		59,083

Commitments and Contingencies (Note 6)		--		--

Shareholders' Deficit
Common stock, U.S. $.01 par value; 1,200,000,000 shares authorized at December 31, 2020 and December 2019; issued and outstanding 303,757,622 at December 31, 2020 and 2019		2,530		2,530

Preferred stock, U.S. $.01 par value; 5,000,000 shares authorized; none issued or outstanding		--		--
Additional paid-in capital		34,443		34,443
Accumulated deficit		(93,020)		(88,862)
Accumulated other comprehensive income		695		691
		(55,352)		(51,198)
	E	8,096	E	7,885

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2020 and 2019
 (In Thousands of Euros, Except Per Share Data)

	2020		2019
Revenues
Research and development services	E	35	E	111
Grants		633		542
		668		653
Expenses
Research and development		1,055		970
General and administrative		1,187		1,064
		2,242		2,034
Operating Loss		(1,574)		(1,381)

Interest expense		2,708		2,674
Other (income) expense		(149)		110
Loss before income tax provision		(4,133)		(4,165)

Income tax provision		(25)		(22)
Net loss		(4,158)		(4,187)

Other comprehensive loss
Foreign currency translation adjustment		4		12
Comprehensive loss	E	(4,154)	E	(4,175)

Basic and diluted loss per share	E	(0.01)	E	(0.01)

Weighted average number of shares used in per share calculations		303,757,622		303,757,622

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2020 and 2019
(In Thousands of Euros, Except Share Amounts)

	Common Stock
	Number of Shares		Par Value		APIC		Accumulated deficit		Accumulated Other Comprehensive Income		Total

Balance at December 31, 2018	303,757,622	E	2,530	E	34,441	E	(84,675)	E	679	E	(47,025)

Stock compensation expense – options	-		-		2		-		-		2
Net loss for the year	-		-		-		(4,187)		-		(4,187)
Translation adjustment	-		-		-		-		12		12
Balance at December 31, 2019	303,757,622	E	2,530	E	34,443	E	(88,862)	E	691	E	(51,198)

Net loss for the year	-		-		-		(4,158)		-		(4,158)
Translation adjustment	-		-		-		-		4		4
Balance at December 31, 2020	303,757,622	E	2,530	E	34,443	E	(93,020)	E	695	E	(55,352)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020 and 2019
(In Thousands of Euros)

	2020		2019
Cash Flows from Operating Activities
Net loss	E	(4,158)	E	(4,187)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		18		20
Stock compensation expense-options		--		2
Changes in operating assets and liabilities,
Receivables		83		421
Accrued interests on related party convertible notes payable		2,310		2,622
Accrued interests on related party non-convertible notes payable		144		106
Operating lease		4		--
Accounts payable		(97)		92
Other (Prepaid)		--		(48)
Net cash used in operating activities		(1,696)		(972)

Cash Flows from Investing Activities
Purchase of property and equipment		(14)		(36)
Net cash used in investing activities		(14)		(36)

Cash Flows from Financing Activities
Borrowing from Federal Bank		156		--
Proceeds from non-convertible notes payable		1,950		1,200
Net cash provided by financing activities		2,106		1,200

Effect of foreign exchange rate on cash		4		12
Net increase in cash		400		204
Cash, beginning of period		683		479
Cash, end of period	E	1,083	E	683
Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes		15		22

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

Mymetics Corporation (the "Company" or "Mymetics") was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. We currently have several vaccine candidates in our pipeline: HIV-1/AIDS, malaria and Covid-19, while our intra nasal influenza, RSV, Chikungunya and HSV vaccines candidate programs have been stopped or are on hold. Besides infectious diseases, we have shown good results in several discovery projects in immunotherapy, one in the allergy field and several in the field of oncology, for which we collaborated with other biotech companies. Our vaccines for infectious diseases are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense in combination with humoral and cellular immune responses as a second-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine. Additionally, for certain immunotherapies, we are exploring the use of virosome platform to trigger specific immune responses.

As of December 31, 2020, the Company was engaged in the pre-clinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements. The Company is working on several research projects with commercial partners for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €93,020 at December 31, 2020. Further, the Company’s current liabilities exceed its current assets by €62,026 as of December 31, 2020, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IMPACT OF THE CORONAVIRUS PANDEMIC

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease.. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management has taken measures in-line with the country requirements where we are operating and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

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

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the fiscal year 2021 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2021.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019 and is planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is US$8,850 with US$1,940 approved for the first year and US$1,856 for the second year.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is US$5,930, with US$1,190 approved for the first year, and US$1,052 for the second year.

To date, the cost incurred and granted under the sub-award with Texas Biomed for the period of May to December 2019 was US$547 (€542). The sub-award contract between ULL and the Company for the second year (May 2020 to April 2021) is signed for a total budget of US$870. The cost incurred for the period of January to December 31, 2020 of US$715 (€633), mainly labor cost and stability studies, has been recorded as revenue. Since the beginning of the project to date, the Company has recognized a total of US$1,315 (€1,175) of grant revenue from the NIH. First results are expected to be reported in 2021.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of December 31, 2020, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated. This study is ongoing. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This newly awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

ANERGIS SA

In December 2018, the Company announced that the success criteria of the Research and Option to License Agreement with Anergis SA (“Anergis”) had been met. Under the terms of the Research Agreement, a pre-clinical study program evaluated the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and these results were compared to Anergis’ AllerT product combination. In October 2019 Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes were evaluated in a preclinical study. In May, 2020 the Company announced that Stallergenes Greer and Anergis reported the results of the joint research study (the second study) evaluating the effects of the second generation Contiguous Overlapping Peptides (COP) allergen immunotherapy in a therapeutic model of birch allergy, with the aim of shortening the AIT administration schemes. In the second study, conducted by Stallergenes Greer, COP-Virosomes, and COP and virosomes alone were compared to a placebo group in an in-house therapeutic model of birch pollen allergy. Recombinant Bet v 1 alone (the major allergen of birch pollen) and birch extract were also used as controls in this setting. COP-virosomes were the only synthetic therapy able to fully reverse asthma symptoms as well as lung inflammation (i.e., significant reduction in eosinophils in bronchial fluids). Pro-allergic immune responses also decreased with COP-virosome therapy with a significant decrease of the IL-4, a Th2 cytokine.

Anergis had a time limited option to license the virosomes from Mymetics in the field of allergies but this option expired in June 2020. €111 of revenue has been recognized during the year ended December 31, 2019. No revenue has been received nor recognized during the year ended December 31, 2020.

In January 2021, following the two successful studies with its virosome platform, Mymetics announced the acceptance of its joint publication in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title: Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice. Since February 1, 2021, Anergis SA has moved into liquidation as it was not able to raise sufficient funds to continue.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2020 or 2019. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2020 and December 31, 2020, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2020 or 2019. The Company’s United States tax returns are open to audit for the years ended December 31, 2017 to 2020. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2020. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2020.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the years ended December 31, 2020 and 2019, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2020, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 729,580,955 includes 703,830,955 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2019, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 693,981,278 includes 667,231,278 potential issuable shares related to convertible loans and 26,750,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2020 or 2019. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, accounts receivable, accounts payable, and notes payable. The carrying value of cash, accounts receivableand accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes the fair value of the notes payable is reflecting the actual value reported for these instruments.

Concentrations

In 2020 and 2019, the Company derived 95% and 83% of revenue from the NIH grant project.

Recently Issued Accounting Standards

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

Note 2. Transactions with Related Parties

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC. Culhane Meadows PLLC is the Company’s legal counsel. Fees incurred with the law firm in the years ended December 31, 2020 and 2019, amounted to €34 and €39, respectively.

Two of the Company’s major shareholders have granted secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of €63,090, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows at December 31, 2020:

						Fixed	Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(US$ stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	155	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	978	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	245	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5% pa
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5% pa
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5% pa
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5% pa
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5% pa
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5% pa
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5% pa
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5% pa
Eardley Holding A.G.	06/15/2020	E	220	(11)	2.5% pa
Round Enterprises Ltd.	06/15/2020	E	880	(11)	2.5% pa
Eardley Holding A.G.	12/15/2020	E	170	(12)	2.5% pa
Round Enterprises Ltd.	12/15/2020	E	680	(12)	2.5% pa
Total Short Term Principal Amounts		E	34,705
Accrued Interest		E	28,385

TOTAL LOANS AND NOTES		E	63,090

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

(7)
On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,840 and €460, respectively, with a 2.5% interest per annum and a maturity date of March 1, 2018. The first 50% of the promissory Notes of €920 and €230, respectively, were provided immediately. The second 50% of the promissory notes of €920 and €230, respectively, were provided on October 18, 2017 with a 2.5% interest per annum and a maturity date of October 18, 2018. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The amendments were accounted for as modifications in the consolidated financial statements.

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

(9)
On June 15, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €600 with a 2.5% interest per annum. The promissory Notes of €480 and €120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(10)
On December 20, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €600 with a 2.5% interest per annum. The promissory Notes of €480 and €120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(11)
On June 15, 2020, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €1,100 with a 2.5% interest per annum. The promissory Notes of €880 and €220, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) September 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(12)
On December 15, 2020, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €850 with a 2.5% interest per annum. The promissory Notes of €680 and €170, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) March 31, 2021, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

On April 2, 2020, the Swiss entity, Mymetics SA, received a Federal credit line of Chf 168 (€156) in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guarantee organizations. The interest rate is currently at 0 percent until March 31, 2021. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision will take place as of April 1, 2021.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of December 31, 2020 and 2019, the probability of the conversion features being exercised was zero. For this reason, the conversion features is not requird to be bifurcated from the debt as the fair value is zero at December 31, 2020 and 2019.

Note 3. Leases

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a short-term lease.

The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2022 and can be terminated with a six months' notice period. The related rent is paid monthly in the amount of €9. This lease is not considered short-term, however, the effect of recording the right to use asset and related liability are not material to the consolidated financial statements. The Company doesn't have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ASU 2016-02 and ASU 2018-11—Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02") required the recognition of right-of-use lease assets relate primarily to the Company's leases of office and laboratory space. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company's incremental borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company's weighted average incremental borrowing rate for similar collateral estimated to be 5% and the weighted average lease term is 1.25 years. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in "General and administrative" in the Company's consolidated statements of operations. During the year ended December 31, 2020, the Company recognized €4 in "General and administrative" in its consolidated statement of operations relating to operating leases.

Note 4. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:

	2020		2019
U.S. Federal statutory rates on net loss before income taxes	E	(868)	E	(879)
Effect of foreign statutory rate differences		(40)		(43)
Effect of exchange rate changes		1,275		39
Expiration of net operating loss carry forwards		123		200
Permanent differences		--		--
Change in valuation allowance		(465)		705

Income tax provision	E	25	E	22

All income tax expenses for the years ended December 31, 2020 and 2019 were related to current income taxes.

Loss before provision for income taxes is composed of the following:

	2020		2019
United States	E	3,147	E	3,093
Switzerland		(28)		172
The Netherlands		1,014		900

Loss before provision	E	4,133	E	4,165

Deferred tax asset is composed of the following:
	2020		2019
Licenses capitalized for United States tax purposes	E	129	E	217
Stock options		160		160
Foreign tax credit carry over		209		224
Net operating loss carry forwards
United States		16,167		16,692
Switzerland		16		44
The Netherlands		1,322		1,131

		18,003		18,468
Less valuation allowance for deferred tax asset		(18,003)		(18,468)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2020, the Company had estimated net operating loss carry forwards which expire as follows:

		United States		Switzerland		The Netherlands

2021		948		--		629
2022		1,775		--		--
2023		1,182		--		43
2024		1,226		63		--
2025		1,380				731
2026 -2038		67,203		--		3,886
Perpetual		3,273		--		--
	E	76,987	E	63	E	5,289

Net operating loss carryforwards in the United States may be subject to certain limitations under Section 382 of the Internal Revenue code.

Note 5. Stock Options

2001 Qualified Incentive Stock Option Plan:
The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. As of December 31, 2020, the 2001 Plan has nil shares available for future grants of stock options as they have expired.

2009 Qualified Incentive Stock Option Plan:
During 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. As of December 31, 2020, the 2009 Plan has nil shares available for future grants of stock options as they have expired.

2013 Qualified Incentive Stock Option Plan:
For the year ended December 31, 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company. As of December 31, 2020, the 2013 Plan has 1,150,000 shares available for future grants of stock option.

The Company recognized compensation expense related to the issued option grants of NIL and €2 for the years ended December 31, 2020 and 2019, respectively. These amounts were recognized as research and development expense and general and administrative expense based on the specific recipient of the award for the years ended December 31, 2020 and 2019. As of December 31, 2020, no remaining options are unvested.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2018	29,100,000	$0.02 to 0.19	$0.0364
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	(2,350,000)	$0.14	$0.14

Outstanding, December 31, 2019	26,750,000	$0.02 to 0.19	$0.0273
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	(1,000,000)	$0.19	$0.19

Outstanding, December 31, 2020	25,750,000	$0.02 to 0.023	$0.0210	3.38	$1,494,350

Exercisable, December 31, 2020	25,750,000	$0.02 to 0.023	$0.0210	3.28	$1,494,350

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

Outstanding and exercisable options by price range as of December 31, 2020, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.02	17,450,000	3.8	$0.020	17,450,000	$0.020
$0.023	8,300,000	5.3	$0.023	8,300,000	$0.023
$0.02 - $ 0.19	25,750,000		$0.021	25,750,000	$0.021

During the year 2020 and 2019, no stock options were issued.

The Company will issue new shares upon the exercise of any options.

Note 6. Commitments

Total rent expense per year was €150 for 2020 and €150 for 2019. The lease of the Company’s Lausanne, Switzerland facilities and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2022 with a six month notice as of September 30, 2021.

Note 7. Subsequent Events

On March 10, 2021, the Swiss Federal tax administration conducted a withholding tax audit on Mymetics SA’ financial statements for the years 2015 to 2019. At the end of the tax audit, the tax inspector pointed out that a portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA could be considered as a hidden dividend distribution and therefore subject to Swiss withholding tax. The tax inspector encouraged the Company to file the relevant Swiss withholding tax Forms in order to benefit from the double tax treaty between Switzerland and USA. The final amount will be agreed as soon as the Swiss Federal tax administration will have received all required documentation. The Company is working with a local tax consultant to prepare the relevant documentation and expects to have the file ready by the end of April 2021. The company estimates the tax amount due at €45. As Mymetics SA’s audited financial statements for the year ended December 31, 2020, have been signed before March 10, 2021 and, in agreement with the Swiss audit firm, the Swiss withholding tax to be paid by Mymetics SA on behalf of Mymetics Corporation will be incurred in the first quarter of the year 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 31, 2021

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 31, 2021

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 31, 2021

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 31, 2021

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 31, 2021

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 31, 2021

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 31, 2021

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 31, 2021