Form 10-Q
period 2021-03-31
MYMETICS CORP
filed 2021-05-18
CIK 927761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of May 18, 2021

PART I.    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash	E738	E1,083
Accounts receivable	66	71
Prepaid expenses	75	85
Total current assets	879	1,239

Rent deposit	10	10
Property and equipment, net of accumulated depreciation of E467 at March 31, 2021 and E463 at December 31, 2020	54	48
Right-of-Use Asset	102	128
Goodwill	6,671	6,671
	E7,716	E8,096

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	E163	E 70
Operating lease liability	106	105
Non-convertible notes payable and related accrued interest to related parties	7,446	7,402
Convertible notes payable and related accrued interest to related parties	56,455	55,688
Total current liabilities	64,170	63,265

Long Term Liabilities
Debt-Federal Financing Bank	152	156
Operating lease liability	--	27
Total long-term liabilities	152	183
	64,322	63,448

Commitments and Contingencies (Note 3)	--	--

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at March 31, 2021 and at December 31, 2020	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	--	--
Additional paid-in capital	34,443	34,443
Accumulated deficit	(94,266)	(93,020)
Accumulated other comprehensive income	687	695
Total shareholders’ deficit	(56,606)	(55,352)
Total liabilities and shareholders’ deficit	E7,716	E8,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)
(In Thousands of Euros, Except Share and Per Share Data)

	Three Months Ended March 31,
	2021	2020
Revenue
Research and development services	E3	E17
Grants revenue	131	255
	134	272
Expenses
Research and development	254	322
General and administrative	291	325
	545	647
Operating Loss	(411)	(375)

Interest expense	685	675
Other expense	122	106
Loss before income tax provision	(1,218)	(1,156)

Income tax provision	(28)	(8)
Net Loss	(1,246)	(1,164)

Other comprehensive loss
Foreign currency translation adjustment	(8)	7
Comprehensive loss	E(1,254)	E(1,157)

Basic and diluted earnings per share	E(0.00)	E(0.00)

Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
 (UNAUDITED)
 (In Thousands of Euros)

	Three-month Period Ended March 31, 2020
	Common Stock Number of Par			Accumulated	Accumulated Other Comprehensive
	Shares	Value	APIC	deficit	Income	Total

Balance at December 31, 2019	303,757,622	E2,530	E 34,443	E(88,862)	E 691	E (51,198)

Net loss	-	-	-	(1,164)	-	(1,164)
Translation adjustment	-	-	-	-	7	7
Balance at March 31, 2020	303,757,622	E 2,530	E 34,443	E(90,026)	E698	E(52,355)

	Three-month Period Ended March 31, 2021
	Common Stock Number of Par			Accumulated	Accumulated Other Comprehensive
	Shares	Value	APIC	deficit	Income	Total

Balance at December 31, 2020	303,757,622	E2,530	E34,443	E(93,020)	E695	E(55,352)

Net loss	-	-	-	(1,246)	-	(1,246)
Translation adjustment	-	-	-	-	(8)	(8)
Balance at March 31, 2021	303,757,622	E2,530	E34,443	E(94,266)	E687	E (56,606)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Euros)

	For The Three Months Ended March 31,
	2021	2020
Cash Flow from Operating Activities
Net Loss	E(1,246)	E(1,164)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4	5
Changes in operating assets and liabilities
Receivables	5	(167)
Accrued interests on convertible notes payable	767	699
Accrued interests on non-convertible notes payable	44	32
Accounts payable	93	69
Deferred grant	-	46
Other	6	26
Net cash used in operating activities	(327)	(454)

Cash Flows from Investing Activities
Purchase of property and equipment	(10)	(5)
Net cash used in investing activities	(10)	(5)

Effect on foreign exchange rate on cash	(8)	7
Net change in cash	(345)	(452)

Cash, beginning of period	1,083	683
Cash, end of period	E738	E231

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	28	8

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period condensed consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period condensed consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2020.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2021 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of March 31, 2021, the Company is working on several research projects with commercial partners for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

As of March 31, 2021, the Company was engaged in the pre-clinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €94,266 at March 31, 2021. Further, the Company’s current liabilities exceed its current assets by €63,291 as of March 31, 2021, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEASES

The Company follows the guidance in ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding ROU asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

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

Management has taken measures in-line with the country requirements where we are operating, and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact revenue for the remainder of fiscal year 2021 and the Company’s overall liquidity.

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

NEW ACCOUNTING PRONOUNCEMENT

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this standard effective January 1, 2021, and the adoption had no impact on the consolidated financial statements.

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

REVENUE RECOGNITION

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This principle is applied using the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8,850, with USD 1,940 approved for the first year and USD 1,856 approved for the second year.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is USD 5,930, with USD 1,190 approved for the first year and USD 1,052 approved for the second year. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. To date, the Company has recognized €1,305 of grant revenue from the NIH, of which €131 has been recognized during the quarter ended March 31, 2021. First results are expected to be reported in 2021.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of March 31, 2021, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated and there were no safety issues. During 2021 the vaccinated NHPs will start to receive rectal challenges. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

Option to License Agreement – ANERGIS SA

In December 2018, the Company announced that the success criteria of the Research and Option to License Agreement with Anergis SA (“Anergis”) had been met. Under the terms of the Research Agreement, a pre-clinical study program evaluated the immunogenicity profile of the Anergis’ peptides designed to treat birch allergy when presented on Mymetics’ proprietary virosomes, with or without undisclosed TLR ligands or other adjuvants, and these results were compared to Anergis’ AllerT product combination. In October 2019 Anergis started a new evaluation study in collaboration with Stallergenes Greer SA, in which the Mymetics COP virosomes were evaluated in a preclinical study. In May 2020 the Company announced that Stallergenes Greer and Anergis reported the results of the joint research study (the second study) evaluating the effects of the second generation Contiguous Overlapping Peptides (COP) allergen immunotherapy in a therapeutic model of birch allergy, with the aim of shortening the AIT administration schemes. In the second study, conducted by Stallergenes Greer, COP-Virosomes, and COP and virosomes alone were compared to a placebo group in an in-house therapeutic model of birch pollen allergy. Recombinant Bet v 1 alone (the major allergen of birch pollen) and birch extract were also used as controls in this setting. COP-virosomes were the only synthetic therapy able to fully reverse asthma symptoms as well as lung inflammation (i.e., significant reduction in eosinophils in bronchial fluids). Pro-allergic immune responses also decreased with COP-virosome therapy with a significant decrease of the IL-4, a Th2 cytokine.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2021 or December 31, 2020. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

WITHHOLDING TAXES

On March 10, 2021, the Swiss Federal tax administration conducted a withholding tax audit on Mymetics SA’s financial statements for the years 2015 to 2019. At the end of the tax audit, the tax inspector concluded that a portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA could be considered as a hidden dividend distribution and therefore subject to Swiss withholding tax. The tax inspector encouraged the Company to file the relevant Swiss withholding tax forms to benefit from the double tax treaty between Switzerland and the United States. The final amount will be agreed after the Swiss Federal tax administration has received all required documentation. The Company filed and sent a preliminary report to the Federal tax administration. The Company expects to finalize the report during the fourth quarter of 2021, waiting for legal documents from the U.S. Federal tax office. The Company made a payment of €27, which was recognized during the three months ended March 31, 2021. As Mymetics SA’s audited financial statements for the year ended December 31, 2020, have been signed before March 10, 2021 and, in agreement with the Swiss audit firm, the Swiss withholding tax to be paid by Mymetics SA on behalf of the Company is recognized in the first quarter of 2021.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2021 or December 31, 2020. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2018. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2020. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2020.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2021 and 2020, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2021, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 738,730,875 at March 31, 2021 includes 712,980,875 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three months ended March 31, 2020, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 703,131,197 at March 31, 2020 includes 676,381,197 potential issuable shares related to convertible loans and 26,750,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2021 or December 31, 2020.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company generally has the following financial instruments: cash, receivables, accounts payable, and notes payable. The carrying value of cash, accounts receivable, and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes the fair value of the notes payable is reflecting the actual value reported for these instruments.

CONCENTRATIONS

The Company derived 94% and 98% of grant revenue for the three-month period ended March 31, 2020 and 2021 from one partner, respectively. For the period ended December 31, 2020, the Company derived 95% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firm totaling €6 and €11 for the three months ended March 31, 2021 and 2020, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €63,467, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €63,901 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2021:
							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	162	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,023	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	256	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2020	E	220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	E	880	(11)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/15/2020	E	170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	E	680	(12)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	34,768
Accrued Interest		E	29,133
TOTAL LOANS AND NOTES		E	63,901

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

(7)
On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,840 and €460, respectively, with a 2.5% interest per annum and a maturity date of March 1, 2018. The first 50% of the promissory Notes of €920 and €230, respectively, were provided immediately. The second 50% of the promissory notes of €920 and €230, respectively, were provided on October 18, 2017 with a 2.5% interest per annum and a maturity date of October 18, 2018. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore, the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The amendments were accounted for as modifications in the consolidated financial statements.

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

On April 2, 2020, the Swiss entity, Mymetics SA, received a Federal credit line of Chf 168 (€152) in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guaranteed organizations. The interest rate is currently at 0 percent until March 31, 2021. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision took place as of April 1, 2021 but no modification was applied.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of March 31, 2021 and December 31, 2020, the probability of the conversion features being exercised was zero. For this reason, the conversion features are not required to be bifurcated from the debt as the fair value is zero at March 31, 2021 and December 31, 2020.

Note 3. Commitments

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a short-term lease. The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2022 and can be terminated with a six month notice as of September 30, 2021. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

Note 4. Subsequent Events

None

ITEM  2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2021 and 2020 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2020 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2020 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2020.

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

  The Company’s partner for the oncology immunotherapy project in the Netherlands has decreased their laboratory experiments due to reduced operating hours in those facilities. While the Company considers this disruption to be temporary, continued disruption in this project will lead to delayed advances by the Company of its research and could negatively impact future revenue in fiscal year 2021 and the Company’s overall liquidity.

  The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives will impact the Company’s ability to deploy its workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2021 and the Company’s overall liquidity.

  The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding in fiscal year 2021 and the Company’s overall liquidity.

  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

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

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

For the three months ended March 31, 2021 and 2020, revenue was €134 and €272, of which €131 and €255 was related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution, for the years 2021 and 2020, respectively.

Costs and expenses decreased to €545 for the three months ended March 31, 2021, from €647 (-15.8%) for the three months ended March 31, 2020. The decrease is mainly due to the lower R&D costs related to the work performed under the NIH grant / HIV project.

Research and development expenses decreased to €254 in the current period from €322 (-21.1%) in the comparative period of 2020, mainly due to €88 of subcontracting services paid during the three-month period ending March 2020 in relation with the NIH grant / HIV project.

General and administrative expenses decreased to €291 in the current period from €325 (-10.5%) in the comparative period of 2020, mainly due to the 2019 preliminary annual audit work incurred remotely during the year due to the pandemic situation.

Other expenses increased to €122 for the three months ended March 31, 2021 from €106 (+15.1%) for the three months ended March 31, 2020, mainly due to the foreign exchange revaluation impact of shareholders’ loans based in US$.

Interest expense increased to €685 for the three months ended March 31, 2021 from €675 for the three months ended March 31, 2020 related to existing loans from third party investors.

The Company reported a net loss of (€1,246), or (€0.00) per share, for the three months ended March 31, 2021, compared to a net loss of (€1,164), or (€0.00) per share, for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €738 at March 31, 2021 compared to €1,083 at December 31, 2020.

  During 2020, our revenue has mainly been generated through the NIH grant / HIV project. For 2021, new significant revenues are not expected unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of March 31, 2021, we had an accumulated deficit of approximately €94,266, and had net loss of €1,246 in the three-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities decreased to €327 for the three-month period ended March 31, 2021, compared to €454 for the same period in 2020, mainly due to the receivable related to the NIH grant / HIV project incurred during the three-month period ending March 31, 2020.

Net cash used from investing activities was €10 during the three months ended March 31, 2021 and €5 during the same period in 2020, mainly due to new IT and laboratory equipment in Leiden.

Net cash provided from financing activities is NIL for the three months ended March 31, 2021 and 2020.

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

  We intend to continue to incur additional expenditures during the next nine months for additional research and development of our HIV, Covid-19 vaccines and immunotherapy projects, which we will try to seek through collaborations with pharmaceutical companies or with not-for-profit organizations. These expenditures will relate to the continued research and testing of these prototype vaccines and are included in the monthly cash outflow described above.

  In the past, we have financed our research and development activities primarily through debt and equity financings from various parties and through license and collaboration agreements and grant agreements.

  We anticipate that our normal operations will require approximately €3,800 additional funding as of December 31, 2021. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of €29,133 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

  During the three months period ending March 31, 2021, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the revenue generated through the NIH grant / HIV project.

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

ITEM 4.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of March 31, 2021, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Although the material weaknesses noted above continued to exist as of March 31, 2021, management believes that when fully implemented and operational, these measures will appropriately remediate the material weaknesses and strengthen our internal control over financial reporting. Aside from these measures, there have no other changes in our internal control over financial reporting during the quarter ended March 31, 2021 that our certifying officers concluded materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MYMETICS CORPORATION

Dated: May 18, 2021	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer