Form 10-Q
period 2021-06-30
MYMETICS CORP
filed 2021-08-16
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-25132

MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-1741849
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

c/o Ernie Stern 1701 Pennsylvania Avenue, N.W., Suite 200 Washington D.C. United States	USA-20006
Address	Zip Code

c/o Mymetics SA Route de la Corniche 4 Epalinges, Switzerland	CH-1066
Address of Principal Executive Offices	Zip Code

011 41 21 653 4535
Registrant’s Telephone Number, Including Area Code

________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	MYMX	OTCQB venture stage marketplace

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

 Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of August 16, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash	€268	€1,083
Accounts receivable	56	71
Prepaid expenses	35	85
Total current assets	359	1,239

Rent deposit	10	10
Property and equipment, net of accumulated depreciation of €458 at June 30, 2021 and €463 at December 31, 2020	49	48
Right-of-Use Asset	77	128
Goodwill	6,671	6,671
	€7,166	€8,096

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	€56	€70
Deferred revenue	36	-
Operating Lease Liability	80	105
Non-convertible notes payable and related accrued interest to related parties	7,490	7,402
Convertible notes payable and related accrued interest to related parties	57,058	55,688
Total current liabilities	64,720	63,265

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	153	156
Operating lease liability	-	27
Total long-term liabilities	153	183
	64,873	63,448

Commitments and Contingencies (Note 3)	-	-

Shareholders’ Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at June 30, 2021 and at December 31, 2020	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none-issued or outstanding	-	-
Additional paid-in capital	34,443	34,443
Accumulated deficit	(95,368)	(93,020)
Accumulated other comprehensive income	688	695
Total shareholders’ deficit	(57,707)	(55,352)
Total liabilities and shareholders’ deficit	€7,166	€8,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Research and development	€-	€11	€3	€28
Grants	159	134	290	389
	159	145	293	417
Expenses
Research and development	308	252	562	574
General and administrative	277	296	568	621
	585	548	1,130	1,195

Operating Loss	(426)	(403)	(837)	(778)

Interest expense	684	676	1,369	1,351
Other (income) expense	(22)	(47)	100	59
Loss before income tax provision	(1,088)	(1,032)	(2,306)	(2,188)

Income tax provision	(14)	1	(42)	(7)
Net Loss	(1,002)	(1,031)	(2,348)	(2,195)

Other comprehensive income
Foreign currency translation adjustment	1	-	(7)	7
Comprehensive loss	€(1,101)	€(1,031)	€(2,355)	€(2,188)

Basic and dilutive earnings per share	€(0.00)	€(0.00)	€(0.01)	€(0.01)
Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

 (In Thousands of Euros)

	Three and Six-month Period Ended June 31, 2020
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2019	303,757,622	E	2,530	E	34,443	E	(88,862)	E	691	E	(51,198)

Net loss	-		-		-		(1,164)		-		(1,164)
Translation adjustment	-		-		-		-		7		7
Balance at March 31, 2020	303,757,622	E	2,530	E	34,443	E	(90,026)	E	698	E	(52,355)

Net loss	-		-		-		(1,031)		-		(1,031)
Translation adjustment	-		-		-		-		-		-
Balance at June 30, 2020	303,757,622	E	2,530	E	34,443	E	(91,057)	E	698	E	(53,386)

	Three and six-month Period Ended June 30, 2021
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2020	303,757,622	E	2,530	E	34,443	E	(93,020)	E	695	E	(55,352)

Net loss	-		-		-		(1,246)		-		(1,246)
Translation adjustment	-		-		-		-		(8)		(8)
Balance at March 31, 2021	303,757,622	E	2,530	E	34,443	E	(94,266)	E	687	E	(56,606)

Net loss	-		-		-		(1,102)		-		(1,102)
Translation adjustment	-		-		-		-		1		1
Balance at June 30, 2021	303,757,622	E	2,530	E	34,443	E	(95,368)	E	688	E	(57,707)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Euros)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flow from Operating Activities
Net loss	€(2,348)	€(2,195)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9	9
Stock compensation expense – options	-	-
Changes in operating assets and liabilities
Receivables	15	(19)
Accrued interest on convertible notes payable	1,370	1,280
Accrued interest on non-convertible notes payable	88	65
Accounts payable	(14)	(81)
Deferred grant	36	82
Other	47	51
Net cash used in operating activities	(797)	(808)

Cash Flows from Investing Activities
Purchase of property and equipment	(10)	(5)
Net cash used in investing activities	(10)	(5)

Cash Flows from Financing Activities
Proceeds from borrowing on-line of credit with federal bank	(1)	158
Proceeds from issuance of non-convertible notes	-	1,100
Net cash provided by financing activities	(1)	1,258

Effect on foreign exchange rate on cash	(7)	7
Net change in cash	(815)	452

Cash, beginning of period	1,083	683
Cash, end of period	€268	€1,135

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	(38)	(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and six-month period ending June 30, 2021 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates under development, the Company additionally has preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of June 30, 2021, the Company is working on several research projects with commercial partners for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

As of June 30, 2021, the Company was engaged in the pre-clinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €95,368 at June 30, 2021. Further, the Company’s current liabilities exceed its current assets by €64,361 as of June 30, 2021, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEASES

The Company follows the guidance in ASC 842, which established a right-of-use (“ROU”) model requiring lessees to record a right-of-use (“ROU”) asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding ROU asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is USD 8,850, with USD 1,213 approved for the first year, USD 727 approved for the second year, USD 1,856 approved for the third year and USD 1,720 approved for the current ongoing fourth year ending on April 30, 2022.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is USD 5,930, with USD 743 approved for the first year, USD 449 approved for the second year, USD 1,052 approved for the third year and USD 1,078 approved for the current ongoing fourth year ending on April 30, 2022. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. To date, the Company has recognized €1,465 of grant revenue from the NIH, of which €290 has been recognized during the six months ended June 30, 2021. First results are expected to be reported in 2021.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of June 30, 2021, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated and there were no safety issues. During 2021 the vaccinated NHPs will start to receive rectal challenges. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at June 30, 2021 or December 31, 2020. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

WITHHOLDING TAXES

On March 10, 2021, the Swiss Federal tax administration conducted a withholding tax audit on Mymetics SA’s financial statements for the years 2015 to 2019. At the end of the tax audit, the tax inspector concluded that a portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA could be considered as a hidden dividend distribution and therefore subject to Swiss withholding tax. The tax inspector encouraged the Company to file the relevant Swiss withholding tax forms to benefit from the double tax treaty between Switzerland and the United States. The final amount will be agreed after the Swiss Federal tax administration has received all required documentation. The Company filed and sent a preliminary report to the Federal tax administration. The Company expects to finalize the report during the fourth quarter of 2021, waiting for legal documents from the U.S. Federal tax office. As Mymetics SA’s audited financial statements for the year ended December 31, 2020, have been signed before March 10, 2021, and, in agreement with the Swiss audit firm, Mymetics SA made a payment of €27 to the Swiss tax office on behalf of the Company in the first quarter of 2021.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at June 30, 2021 nor December 31, 2020. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2019. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2020. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2020.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended June 30, 2021 and 2020, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and six months ended June 30, 2021, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 747,880,794 at June 30, 2021 includes 722,130,794 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and six months ended June 30, 2020, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 712,281,117 at June 30, 2020 includes 685,531,117 potential issuable shares related to convertible loans, and 26,750,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at June 30, 2021 or December 31, 2020.

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

CONCENTRATIONS

The Company derived 99% and 95% of grant revenue for the six-month periods ended June 30, 2021 and 2020, from one grantor, respectively. For the period ended December 31, 2020, the Company derived 95% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel’s law firms totaling €3 and €11 for the three months ended June 30, 2021 and 2020 respectively; and €14 and €22 for the six months ended June 30, 2021 and 2020, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €64,110 including interest due as of June 30, 2021. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €64,548 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at June 30, 2021:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	€160	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	€500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	€1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	€1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	€2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	€1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	€1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	€1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	€5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	€100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	€200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	€2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	€2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	€1,010	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	€253	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	€400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	€100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	€1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	€200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	€322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	€80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	€480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	€120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	€200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	€50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	€500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	€125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	€240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	€60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	€400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	€150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	€600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	€170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	€680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	€60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	€240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	€80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	€320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	€120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	€480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	€120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	€480	(10)	2.5% pa	N/A	N/A
Eardley Holding AG	06/15/2020	€220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	€880	(11)	2.5% pa	N/A	N/A
Eardley Holding AG	12/15/2020	€170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	€680	(12)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		€34,750
Accrued Interest		€29,798
TOTAL LOANS AND NOTES		€64,548

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2)	This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5)	The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

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

(7)

On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,840 and €460, respectively, with a 2.5% interest per annum and a maturity date of March 1, 2018. The first 50% of the promissory Notes of €920 and €230, respectively, were provided immediately. The second 50% of the promissory notes of €920 and €230, respectively, were provided on October 18, 2017, with a 2.5% interest per annum and a maturity date of October 18, 2018. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore, the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The amendments were accounted for as modifications in the consolidated financial statements.

(8)

On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,280 and €320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of €640 and €160, respectively, were provided immediately. The second tranche of the promissory notes of €640 and €160, respectively, were provided on November 10, 2018, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

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

13

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

On April 2, 2020, the Swiss entity, Mymetics SA, received a Federal credit line of Chf 168 (€154) in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guaranteed organizations. The interest rate is currently at 0 percent until March 31, 2021. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision took place as of April 1, 2021, but no modification was applied.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of June 30, 2021, and December 31, 2020, the probability of the conversion features being exercised was zero. For this reason, the conversion features are not required to be bifurcated from the debt as the fair value is zero at June 30, 2021, and December 31, 2020.

Note 3. Commitments

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a short-term lease. As the term is less than twelve months, the lease is outside of the scope of ASC 842 and not accounted for on the balance sheet due to the Company’s policy elections.

The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2022, and can be terminated with a six month notice as of September 30, 2021. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

Note 4. Subsequent Events

In August 2021, the Company agreed with Round Enterprises Ltd and Eardley Holding AG the issuance of promissory notes with a total combined value of €1,200, with an annual interest rate of 2.5% and a maturity date which is the later of (i) December 31, 2021, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The total amount of €1,200 is expected to be received on August 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended June 30, 2021 and 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and related notes and the description of the Company’s business and properties included elsewhere herein.

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report are not purely historical but are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue”, “probably” or similar words are intended to identify forward looking statements, although not all forward-looking statements contain these words.

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

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

For the three months ended June 30, 2021 revenue was €159, which was related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution. For the three months ended June 30, 2020 revenue was €145, of which €134 was related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution.

Costs and expenses increased to €585 for the three months ended June 30, 2021 from €548 (6.8%) for the three months ended June 30, 2020, of which:

o

Research and development expenses increased to €308 in the current period from €252 (22.2%) in the comparative period of 2020, mainly due to subcontracting services in relation with the NIH grant / HIV project and €32 paid during the three-month period ending June 2021 in relation with the COVID project.

o

General and administrative expenses decreased to €277 in the three months ended June 30, 2021 from €296 (-6.4%) in the comparative period of 2020, mainly due to the 2019 preliminary annual audit work incurred remotely during the year due to the pandemic situation.

Interest expense increased to €684 for the three months ended June 30, 2021 from €676 for the three months ended June 30, 2020 related to an increase in existing loans from related parties.

Foreign exchange revaluation, recorded in Other (income) expense, generated a net gain of €33 and €57 during the three months ended June 30, 2021 and 2020, respectively, which was due to the revaluation of existing US$ based loans from related parties and US$ cash position.$.

The Company reported a net loss of (€1,102), or (€0.00) per share, for the three months ended June 30, 2021, compared to a net loss of (€1,031), or (€0.00) per share, for the three months ended June 30, 2020.

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Revenue was €293 for the six months ended June 30, 2021, with €290 related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution, and E417 for the six months ended June 30, 2020, of which €389 was related to the revenue recognized for the work performed under the NIH grant provided by the NIH via Texas Biomedical Institute.

Costs and expenses decreased to €1,130 for the six months ended June 30, 2021 from €1,195 (-5.4%) for the six months ended June 30, 2020, of which:

o

Research and development expenses decreased to €562 in the current period from €574 (-2.1%) in the comparative period of 2020, mainly due to subcontracting services in relation with the NIH grant / HIV project and €32 paid during the three-month period ending June 2021 in relation with the COVID project.

o

General and administrative expenses decreased to €568 in the six months ended June 30, 2021 from €621 (-8.5%) in the comparative period of 2020, mainly due to the 2019 preliminary annual audit work incurred remotely during the year due to the pandemic situation.

Foreign exchange revaluation, recorded in Other (income) expense, generated a net loss of €79 and €38 during the six months ended June 30, 2021 and 2020, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (€2,348), or (€0.01) per share, for the six months ended June 30, 2021, compared to a net loss of (€2,195), or (€0.01) per share, for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €268 at June 30, 2021 compared to €1,083 at December 31, 2020.

During 2020, our revenue has mainly been generated through the NIH grant / HIV project. For 2021, new significant revenues are not expected unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of June 30, 2021, we had an accumulated deficit of approximately €95 million, and had net loss of €2,348 in the six-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities decreased to €797 for the six-month period ended June 30, 2021, compared to €808 for the same period in 2020, mainly due to the receivable related to the NIH grant / HIV project incurred during the six-month period ending June 30, 2020.

Net cash used in investing activities was €10 during the six-months ended June 30, 2021 and €5 during the same period in 2020, mainly due to new IT and laboratory equipment in Leiden.

Financing activities provided net cash of (€1) for the six-months ended June 30, 2021, and €1,258 for the six-months ended June 30, 2020, which includes €1,100 of promissory notes from our main investors and €158 of borrowings on a Swiss Federal credit line in relation with the Covid-19.

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

We anticipate that our normal operations will require approximately €3,300 additional funding as of December 31, 2021. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

Monthly fixed and recurring expenses for “Property leases” of €13 represent the monthly lease and maintenance payments to unaffiliated third parties for our offices, of which €4 is related to our executive office located at Route de la Corniche 4, 1066 Epalinges in Switzerland (100 square meters), and €9 related to Bestewil Holding B.V. and its subsidiary Mymetics B.V operating from a similar biotechnology campus near Leiden in the Netherlands, where they occupy 204 square meters.

Included in professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of €29,798 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the six-month period ending June 30, 2021, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the revenue generated through the NIH grant / HIV project.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of June 30, 2021, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Although the material weaknesses noted above continued to exist as of June 30, 2021, management believes that when fully implemented and operational, these measures will appropriately remediate the material weaknesses and strengthen our internal control over financial reporting. Aside from these measures, there have no other changes in our internal control over financial reporting during the six months ended June 30, 2021 that our certifying officers concluded materially affected or are reasonably likely to materially affect our internal control over financial reporting. No changes of internal control over financial reporting were made in the six months ended June 30, 2021.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

16.1	Changes in Registrant’s Certifying Accountant

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYMETICS CORPORATION

Dated: August 16, 2021	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer

