Form 10-Q
period 2021-09-30
MYMETICS CORP
filed 2021-11-12
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

 _________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of November 12, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets
Cash	€1,002	€1,083
Accounts receivable	32	71
Prepaid expenses	127	85
Total current assets	1,161	1,239

Rent deposit	10	10
Property and equipment, net of accumulated depreciation of €464 at September 30, 2021 and €462 at December 31, 2020	44	48
Right-of-Use Asset	51	128
Goodwill	6,671	6,671
Assets	€7,937	€8,096

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	€70	€70
Deferred grant	13	-
Operating Lease Liability	54	105
Non-convertible notes payable and related accrued interest to related parties	8,738	7,402
Convertible notes payable and related accrued interest to related parties	57,771	55,688
Total current liabilities	66,646	63,265

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	156	156
Operating lease liability	-	27
Total long-term liabilities	156	183
Total liabilities	66,802	63,448

Commitments and Contingencies (Note 3)	-	-

Shareholders’ Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2021 and at December 31, 2020	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none-issued or Outstanding	-	-
Additional paid-in capital	34,443	34,443
Accumulated deficit	(96,521)	(93,020)
Accumulated other comprehensive income	683	695
Total shareholders’ deficit	(58,865)	(55,352)
Total liabilities and shareholders’ deficit	€7,937	€8,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Research and development	€-	€-	€3	€28
Grants	82	12	372	401
Revenue net	82	12	375	429
Expenses
Research and development	190	215	752	789
General and administrative	260	254	828	875
Expenses net	450	469	1,580	1,664

Operating Loss	(368)	(457)	(1,205)	(1,235)

Interest expense	688	679	2,057	2,030
Other (income) expense	86	(106)	186	(47)
Loss before income tax provision	(1,142)	(1,030)	(3,448)	(3,218)

Income tax provision	(11)	(8)	(53)	(15)
Net Loss	(1,153)	(1,038)	(3,501)	(3,233)

Other comprehensive income
Foreign currency translation adjustment	(5)	(2)	(12)	5
Comprehensive loss	€(1,158)	€(1,040)	€(3,513)	€(3,228)

Basic and dilutive earnings per share	€(0.00)	€(0.00)	€(0.01)	€(0.01)
Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(In Thousands of Euros)

	Three and Nine-month Period Ended September 30, 2020
	Common Stock Number of Par				Accumulated	Accumulated Other Comprehensive
	Shares		Value	APIC	deficit	Income	Total

Balance at December 31, 2019	303,757,622		€2,530	€34,443	€(88,862)	€691	€(51,198)

Net loss	-		-	-	(1,164)	-	(1,164)
Translation adjustment	-		-	-	-	7	7
Balance at March 31, 2020	303,757,622		€2,530	€34,443	€(90,026)	€698	€(52,355)

Net loss	-		-	-	(1,031)	-	(1,031)
Translation adjustment	-		-	-	-	-	-
Balance at June 30, 2020	303,757,622		€2,530	€34,443	€(91,057)	€698	€(53,386)

Net loss	-		-	-	(1,038)	-	(1,038)
Translation adjustment	-		-	-	-	(2)	(2)
Balance at September 30, 2020	303,757,622	E	2,530	€34,443	€(92,095)	€696	€(54,426)

	Three and Nine-month Period Ended September 30, 2021
	Common Stock Number of Par			Accumulated	Accumulated Other Comprehensive
	Shares	Value	APIC	deficit	Income	Total

Balance at December 31, 2020	303,757,622	€2,530	€34,443	€(93,020)	€695E	€(55,352)

Net loss	-	-	-	(1,246)	-	(1,246)
Translation adjustment	-	-	-	-	(8)	(8)
Balance at March 31, 2021	303,757,622	€2,530	€34,443	€(94,266)	€687E	€(56,606)

Net loss	-	-	-	(1,102)	-	(1,102)
Translation adjustment	-	-	-	-	1	1
Balance at June 30, 2021	303,757,622	€2,530	€34,443	€(95,368)	€688E	€(57,707)

Net loss	-	-	-	(1,153)	-	(1,153)
Translation adjustment	-	-	-	-	(5)	(5)
Balance at September 30, 2021	303,757,622	€2,530	€34,443	€(96,521)	€683E	€(58,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Euros)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flow from Operating Activities
Net loss	€(3,501)	€(3,233)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14	13
Changes in operating assets and liabilities
Receivables	39	135
Accrued interest on convertible notes payable	2,083	1,797
Accrued interest on non-convertible notes payable	136	104
Accounts payable	-	(109)
Deferred grant	13	6
Other	(43)	(29)
Net cash used in operating activities	(1,259)	(1,316)

Cash Flows from Investing Activities
Purchase of property and equipment	(10)	(5)
Net cash used in investing activities	(10)	(5)

Cash Flows from Financing Activities
Proceeds from borrowing on-line of credit with federal bank	-	156
Proceeds from issuance of non-convertible notes	1,200	1,100
Net cash provided by financing activities	1,200	1,256

Effect on foreign exchange rate on cash	(12)	5
Net change in cash	(81)	(60)

Cash, beginning of period	1,083	683
Cash, end of period	€1,002	€623

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	(48)	(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and nine-month period ending September 30, 2021 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates, the Company additionally has generated preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of September 30, 2021, the Company is working on several research projects with commercial partners for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

As of September 30, 2021, the Company was engaged in the pre-clinical testing of its Covid-19 and HIV vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €96,521 at September 30, 2021. Further, the Company’s current liabilities exceed its current assets by €65,485 as of September 30, 2021, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is USD 5,930, with USD 743 approved for the first year, USD 449 approved for the second year, USD 1,052 approved for the third year and USD 1,078 approved for the current ongoing fourth year ending on April 30, 2022. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. To date, the Company has recognized €1,547 of grant revenue from the NIH, of which €372 has been recognized during the nine months ended September 30, 2021. First results are expected to be reported in the last quarter of 2021.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of September 30, 2021, Mymetics has successfully produced two sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations. The vaccinations were well tolerated and there were no safety issues. During 2021 the vaccinated NHPs will start to receive rectal challenges. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2021 or December 31, 2020. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

WITHHOLDING TAXES

On March 10, 2021, the Swiss Federal tax administration conducted a withholding tax audit on Mymetics SA’s financial statements for the years 2015 to 2019. At the end of the tax audit, the tax inspector concluded that a portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA could be considered as a hidden dividend distribution and therefore subject to Swiss withholding tax. The tax inspector encouraged the Company to file the relevant Swiss withholding tax forms to benefit from the double tax treaty between Switzerland and the United States. All required documentation has been sent, assessed and approved by the Swiss Federal tax administration. The portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA is considered as a hidden dividend distribution and therefore subject to Swiss withholding tax at a reduced tax rate of 5% and based on the double tax treaty in force between Switzerland and the United State of America. As Mymetics SA’s audited financial statements for the year ended December 31, 2020, have been signed before March 10, 2021, and, in agreement with the Swiss audit firm, Mymetics SA made a payment of €27 to the Swiss tax office on behalf of the Company in the first quarter of 2021, which represents 5% withholding tax due as of December 30, 2020. The Company expects to receive the final statement by the end of the year for any late interests due to the Swiss Federal tax administration.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2021 nor December 31, 2020. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2019. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2020. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2020.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2021 and 2020, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and nine months ended September 30, 2021, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 757,030,713 at September 30, 2021 includes 731,280,713 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and nine months ended September 30, 2020, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 720,431,036 at September 30, 2020 includes 694,681,036 potential issuable shares related to convertible loans, and 26,750,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2021 or December 31, 2020.

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

CONCENTRATIONS

The Company derived 99% and 95% of grant revenue for the nine-month periods ended September 30, 2021 and 2020, from one grantor, respectively. For the period ended December 31, 2020, the Company derived 95% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel’s law firms totaling €3 and €4 for the three months ended September 30, 2021 and 2020 respectively; and €17 and €26 for the nine months ended September 30, 2021 and 2020, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €66,066 including interest due as of September 30, 2021. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €66,509 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at September 30, 2021:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	€164	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	€500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	€1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	€1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	€2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	€1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	€1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	€1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	€5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	€100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	€200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	€2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	€2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	€1,035	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	€259	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	€400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	€100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	€1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	€200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	€322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	€80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	€480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	€120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	€200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	€50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	€500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	€125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	€240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	€60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	€400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	€150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	€600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	€170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	€680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	€60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	€240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	€80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	€320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	€120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	€480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	€120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	€480	(10)	2.5% pa	N/A	N/A
Eardley Holding AG	06/15/2020	€220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	€880	(11)	2.5% pa	N/A	N/A
Eardley Holding AG	12/15/2020	€170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	€680	(12)	2.5% pa	N/A	N/A
Eardley Holding AG	08/15/2021	€240	(13)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2021	€960	(13)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		€35,985
Accrued Interest		€30,524
TOTAL LOANS AND NOTES		€66,509

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2)	This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5)	The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

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

(13)

On August 15, 2021, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €1,200 with a 2.5% interest per annum. The promissory Notes of €980 and €240, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

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

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of September 30, 2021, and December 31, 2020, the probability of the conversion features being exercised was zero. For this reason, the conversion features are not required to be bifurcated from the debt as the fair value is zero at September 30, 2021, and December 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2021 and 2020 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020 and related notes and the description of the Company’s business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our annual report on Form 10-K for the year ended December 31, 2020 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2021.

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

The impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

For the three months ended September 30, 2021 revenue was €82, which was related to the revenue recognized for the work performed under the NIH grant / HIV project. For the three months ended September 30, 2020 revenue was €12, which was related to the revenue recognized for the work performed under the NIH grant / HIV project.

Costs and expenses decreased to €450 for the three months ended September 30, 2021 from €469 (-4.1%) for the three months ended September 30, 2020, of which:

o

Research and development expenses decreased to €190 in the current period from €215 (-11.6%) in the comparative period of 2020, mainly due to subcontracting services in relation with the NIH grant / HIV project.

o	General and administrative expenses increased to €260 in the three months ended September 30, 2021 from €254 (2.4%) in the comparative period of 2020.

Interest expense increased to €688 for the three months ended September 30, 2021 from €679 for the three months ended September 30, 2020 related to an increase in existing loans from related parties.

Foreign exchange revaluation, recorded in Other (income) expense, generated a net loss of €75 and a net gain of €116 during the three months ended September 30, 2021 and 2020, respectively, which was due to the revaluation of existing US$ based loans from related parties and US$ cash position.$.

The Company reported a net loss of (€1,153), or (€0.00) per share, for the three months ended September 30, 2021, compared to a net loss of (€1,038), or (€0.00) per share, for the three months ended September 30, 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Revenue was €375 for the nine months ended September 30, 2021, with €372 related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a Swiss institution, and E429 for the nine months ended September 30, 2020, of which €401 was related to the revenue recognized for the work performed under the NIH grant and the remaining for a small pre-clinical work for third parties

Costs and expenses decreased to €1,580 for the nine months ended September 30, 2021 from €1,664 (-5.0%) for the nine months ended September 30, 2020, of which:

o

Research and development expenses decreased to €752 in the current period from €789 (-4.7%) in the comparative period of 2020, mainly due to subcontracting services in relation with the NIH grant / HIV project and €32 paid during the nine-month period ending September 2020 in relation with the COVID project.

o

General and administrative expenses decreased to €828 in the nine months ended September 30, 2021 from €875 (-5.4%) in the comparative period of 2020, mainly due to the 2019 preliminary annual audit work incurred during the nine-month period ended September 2020.

Foreign exchange revaluation, recorded in Other (income) expense, generated a net loss of €154 and a net gain of €78 during the nine months ended September 30, 2021 and 2020, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position.

The Company reported a net loss of (€3,501), or (€0.01) per share, for the nine months ended September 30, 2021, compared to a net loss of (€3,233), or (€0.01) per share, for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €1,002 at September 30, 2021 compared to €1,083 at December 31, 2020.

During 2020, our revenue has mainly been generated through the NIH grant / HIV project. For 2021, new significant revenues are not expected unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of September 30, 2021, we had an accumulated deficit of approximately €97 million, and had net loss of €3,501 in the nine-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities decreased to €1,259 for the nine-month period ended September 30, 2021, compared to €1,316 for the same period in 2020, mainly due to the receivable related to the NIH grant / HIV project incurred during the nine-month period ending September 30, 2020.

Net cash used in investing activities was €10 during the nine-months ended September 30, 2021 and €5 during the same period in 2020, mainly due to new IT and laboratory equipment in Leiden.

Financing activities provided net cash of €1,200 for the nine-months ended September 30, 2021, and €1,256 for the nine-months ended September 30, 2020, which includes €1,200 of promissory notes from our main investors during the year 2021, and €1,100 of promissory notes from our main investors and €158 of borrowings on a Swiss Federal credit line in relation with the Covid-19 during the year 2020.

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

We anticipate that our normal operations will require approximately €1,000 additional funding as of December 31, 2021. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of €30,524 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the nine-month period ending September 30, 2021, our principal source of funds has been promissory notes received from our two main investors and the revenue generated through the NIH grant / HIV project.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of September 30, 2021, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our management, with the participation and supervision of our Chief Executive Officer / Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were not effective due to a material weakness related to insufficient review of financial information, which caused the errors discovered in the Edgarized version of the September 30, 2020 Form 10-Q. These errors included:

•	the “Non-convertible notes payable and related accrued interest to related parties” description and the amount as of September 30, 2020 of $6,512 from our balance.

•	the “Consolidated Statements of Changes in Shareholders’ Deficit” title and sums of the “Accumulated Other Comprehensive Income” and “TOTAL” columns as of September 30, 2020 from our balance.

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

Although the material weaknesses noted above continued to exist as of September 30, 2021, management believes that when fully implemented and operational, these measures will appropriately remediate the material weaknesses and strengthen our internal control over financial reporting. Aside from these measures, there have no other changes in our internal control over financial reporting during the nine months ended September 30, 2021 that our certifying officers concluded materially affected or are reasonably likely to materially affect our internal control over financial reporting. No changes of internal control over financial reporting were made in the nine months ended September 30, 2021.

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

MYMETICS CORPORATION

Dated: November 12, 2021	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer

