Form 10-K
period 2021-12-31
MYMETICS CORP
filed 2022-03-31
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

___________________________________________________________________

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately U.S. $4,572,818 as of June 30, 2021, computed on the basis of the closing price on such date.

As of March 31, 2022, there were 303,757,622 shares of the registrant’s Common Stock outstanding.

PART I

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “Mymetics,” the “Company,” “we,” “us” and “our” refer to Mymetics Corporation and its wholly-owned subsidiaries, Mymetics SA, Bestewil Holding BV and Mymetics BV (unless the context otherwise indicates).

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,”, “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks which are discussed more fully under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•	We have a history of losses and our future profitability is uncertain.

•	We will continue to require significant funding to maintain our current level of operations and fund the further development of our vaccine candidates.

•	Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

•	The preclinical and clinical development of our virosome based vaccine candidates, remains uncertain. We may be unable to obtain regulatory approval or produce a successful vaccine in a timely manner, if at all.

•	We are a biotechnology company and face significant risk in developing, manufacturing and commercializing our products.

•	Because we depend on third-parties to conduct some of our laboratory testing, future clinical trials, and our vaccine manufacturing, we may encounter delays in or lose some control over our efforts to develop and supply products.

•	Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

•	There is significant competition in the development of a vaccine against COVID-19, influenza, and RSV and we may never see returns on the significant resources we are devoting to our vaccine candidates.

•	We have not completed the development of vaccine products and we may not succeed in obtaining the FDA licensure necessary to sell such vaccine products.

•	Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

•	Our success depends on our ability to maintain the proprietary nature of our technology.

•	We are a very small team and our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

•	Our significant existing and future indebtness could adversily affect our ability to operate our business.

•	Because our stock trading is very illiquid and the stock price has been and will likely continue to be highly volatile, the ability to trade our common stock may be difficult and the market price of our common stock may be lower or more volatile than expected.

•	Litigation could have a material adverse impact on our results of operation and financial condition.

•	We or the third parties whom we depend upon may be adversely affected by natural or man-made disasters or public health emergencies, such as the COVID-19 pandemic.

ITEM 1. BUSINESS

THE CORPORATION

OVERVIEW

We are a vaccine company and are focused on the research and development of next generation vaccines for infectious and life disabling diseases. Our core technology and expertise lays in the use of virosomes, lipid-based carriers containing functional fusion viral proteins and natural membrane proteins, in combination with rationally designed antigens and if required, adjuvants. We currently have several vaccine candidates in our pipeline: HIV-1/AIDS and Covid-19, while our intra nasal influenza, RSV, malaria and Chikungunya vaccines candidate programs have been stopped or are on hold. Besides infectious diseases, we have shown good results in several discovery projects in immunotherapy, one in the allergy field and several in the field of oncology, for which we collaborated with other biotech companies. Our vaccines for infectious diseases are designed to induce protection against early transmission and infection, focusing on the mucosal immune response as a first-line defense in combination with humoral and cellular immune responses as a second-line defense, which, for some pathogens, may be essential for the development of an effective prophylactic vaccine. Additionally, for certain immunotherapies, we are exploring the use of virosome platform to trigger specific immune responses. We believe that virosomes are a promising vaccine delivery system since they do not use live attenuated or killed pathogens and increase the immunogenicity and stability of the vaccine.

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

In March 2001, we acquired 99.9% of the outstanding shares of the French registered company Mymetics S.A. in consideration for shares of our common stock and shares of Class B Exchangeable Preferential Non-Voting Stock of 6543 Luxembourg S.A., which were convertible into shares of our common stock. In 2002, we acquired all but 0.01% of the remaining outstanding common stock of Mymetics S.A. pursuant to share exchanges with the remaining stockholders of Mymetics S.A. The terms of these share exchanges were substantially similar to the terms of the share exchange that occurred in March 2001. In 2004, all the remaining convertible shares of 6543 Luxembourg S.A. not already held by Mymetics Corporation were converted into shares of Mymetics Corporation. On February 7, 2006, the Tribunal de Commerce in Lyon, France placed the French subsidiary Mymetics S.A., under receivership (“Redressement Judiciaire”) and this subsidiary was subsequently officially closed by the Tribunal de Commerce in Lyon on March 21, 2012.

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

STRATEGY

With only 28 diseases addressed by vaccines in the world today, it is a well-known fact that the world needs many more vaccines and focus on prevention. The global Covid-19 pandemic caused by the rapid spread of the corona virus SARS-CoV-2 is a good example why we need more vaccines and safe and effective vaccine platforms.

Our vision is to become the market leader in the research and development of new generation virosome and membrane protein-based vaccines for life disabling and infectious diseases.

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

Our strategy is to strengthen our virosome and membrane protein know how, expertise and intellectual property and extend the application of our key scientific approaches to new vaccines by:

•	Leveraging the effective and safe virosome vaccine technology and know-how
•	Building on our leading expertise in membrane proteins and lipid membranes
•	Leveraging our expertise in incorporating adjuvants and antigens in the lipid membranes and on the same particle
•	Advancing existing vaccine candidates through Phase II clinical trials with our partners
•	Maintaining a comprehensive IP portfolio
•	Adopting a flexible cost model based on a combination of in-house expertise and best-in-class outsourcing
•	Entering into strategic partnerships with leading pharmaceutical companies and research organizations

This approach has resulted in the development of a rich pipeline of promising vaccine candidates in either the pre-clinical or Phase I stage of development and validations through world leading partnerships.

PRODUCTS UNDER DEVELOPMENT

Our current pipeline has proprietary vaccines in development: HIV-1 and Covid-19 vaccines, while our Chikungunya, intra-nasal influenza, malaria and RSV vaccine candidates are on hold. The vaccines in our portfolio are primarily prophylactic. The furthest stage of development of these vaccines is shown in the table below. Our HIV-1 vaccine with one antigen (p1) has finished successfully a Phase 1, however our improved HIV-1 vaccine (including the two antigens P1 and rgp41) is in preclinical development under the NIH project. The malaria vaccine has successfully finished a Phase Ib but currently on hold.

Vaccine	Pre-Clinical	Phase I
HIV-1		X
Covid-19	X
RSV	On hold
Malaria		X
Influenza		On hold
Chikungunya	On hold

Additionally to the above pipeline, we have successfully finished a collaboration project in immunotherapy in the field of allergy. This collaboration project with Anergis SA, evaluated the use of Mymetics’ virosomes in combination with Anergis SA Continuous Overlapping Peptides against birch pollen allergy for which we issued a joint publication in January 2021 after two successful studies in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title “Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice”. We also have started and finished several collaboration immunotherapy projects with Biotech companies in the field of oncology, using our virosome vaccine platform to improve the response rates in cancer treatment.

Covid-19

Coronaviruses (CoVs) infect humans and animals and cause respiratory, enteric and other diseases. In 2002–2003, an epidemic was caused by severe acute respiratory syndrome coronavirus (SARS-CoV-1), belonging to lineage B of the beta-CoVs. In 2012, Middle East respiratory syndrome coronavirus (MERS-CoV) from the same lineage caused the MERS epidemic, with even higher case fatality. At the end of 2019, a novel coronavirus, named SARS-CoV-2 emerged, causing severe pneumonia, in Wuhan (Hubei province of China) and has caused a Corona virus disease (Covid-19) pandemic since January 2020. To date, Covid-19 has killed more than 5.9 million people and infected more than 442 million people globally.

Approach:

Since the end of April 2020, Mymetics has started a project for the development of a intranasal Covid-19 virosome-based vaccine and is thereby partnering with leading academic institutions to explore and select the most effective SARS-CoV antigens incorporated in virosomes, while optimizing the route of administration and thermostability of the vaccine, before moving into human clinical trials. Even though currently there are several Covid-19 vaccines approved and available globally, we believe that different vaccines will play different roles over time and our Covid-19 vaccine development plan focuses on the following elements:

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

June 2020: Mymetics is supported for virosome-based Covid-19 vaccine development from European Vaccine Infrastructure project (Transvac2). In November 2020 Mymetics started a at Helmholtz Center of Infection Research (HZI) in Germany to evaluate the safety and immunogenicity of different virosome-based Covid-19 vaccine candidates by intramuscular and intranasal administrations. The virosome formulations incorporate and evaluate two different SARS-CoV-2 antigens, one full length stabilized S protein, for which Mymetics is collaborating with the group of Dr. Rogier Sanders at the Amsterdam Medical Center of the University of Amsterdam, the Netherlands, and the second is a receptor binding domain recombinant protein of SARS-CoV-2. The study at HZI is part of the Transvac2 services, funded by the European Union’s Horizon 2020 research and innovation program under grant agreement N° 730964

November 2020: Innosuisse (Swiss Innovation Agency) granted Mymetics and Insel Gruppe AG, of which the Inselspital, Bern University Hospital, are part of, were awarded a grant from the Swiss Innovation Agency (Innosuisse). The grant will allow Mymetics in collaboration with the Department of Pneumology at the Inselspital, Bern University Hospital and the Department of Biomedical Research DBMR of Bern University to start a preclinical study which will investigate Mymetics’ virosome-based Covid-19 nasal vaccine candidate for safety and tolerance, and its capacity to elicit protective respiratory immunity to block nasal infection and virus spreading to the lungs and brain.

Status:

Above studies are ongoing and results are being collected and analyzed as they come available. These results will allow Mymetics to select the formualtions that are believed to be taken into clinical development. In parallel to the above, Mymetics is closely monitoring with its partners the development of the new Covid-19 variants and evaluating the flexibility of the virosome vaccine platform to anticipate further the adjustments.

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

Dec. 2008: Approval to start Phase I clinical trials. Phase I study proposal (IMPD, IB, clinical protocol, etc.) was submitted and approved by the Independent Ethics Committee (IEC) of the Ghent University Hospital. Mymetics received the approval and authorization from the Federal Agency for Medicines and Health Products (FAGG) in Belgium to conduct the clinical trial MYM-V101-CT08-101 (EudraCT number 2008-007306-10) for testing the drug product MYM-V101 (virosomes with the modified and lipidated P1).

Sep. to Oct. 2009: Production of the GMP-grade vaccine (MYMV101: virosomes-modified P1) for the Phase I clinical trial in Belgium. GMP-grade products are notoriously more difficult and costly to produce than GLP-grade ones. Succeeding in the GMP production is considered a major achievement.

Dec. 2009 - Sep. 2010: Phase I clinical trial - “proof of principle” with the final signed report in July 2011. The trial demonstrated that virosomes-modified P1 can induce mucosal antibodies in the genital tract of women and confirmed the immunogenicity data previously obtained in monkeys. The drug product MYMV-101 was used as a vaccine in a double-blind, placebo-controlled Phase I study at CEVAC (Ghent, Belgium), involving 24 healthy women randomized in two panels to monitor safety and mucosal immunogenicity. In each panel, eight subjects received the vaccine, and four subjects received the placebo through intra-muscular and intra-nasal administrations. The Phase I clinical trial achieved its primary objective and showed that the HIV vaccine MYMV101 was safe and well tolerated by healthy women. The secondary objective was also met as the presence of IgG and IgA antibodies in the serum of all vaccinated women was detected. Further, samples showed that mucosal antibodies in the vaginal and rectal secretions were present. Tested vaginal secretions could block in vitro the HIV-1 transcytosis, confirming the previous pre-clinical work. Mymetics could claim a shelf life of nine months for its MYM-V101 drug product. Results were published in “PlosOne”, February 20, 2013.

Oct. 2014 to Dec 2017: Non-human primate study in collaboration with Texas Biomedical Research Institute in San Antonio, Texas which was funded by the Bill & Melinda Gates Foundation. The objective of the study: to confirm the results obtained in previous pre-clinical studies and investigate the role of the two antigens. On April 11, 2016, the Company announced results that its HIV vaccine candidate was shown to generate significant protection in groups of 12 female monkeys against repeated AIDS virus exposures during part of the preclinical study. During the first part of the study the Mymetics’ two-component virosome-based HIV vaccine was able to show significant efficacy of 87% in delaying the time to persistent infection versus the control group after seven intravaginal virus challenges. The study aimed to mimic the exposure of women to semen from HIV-infected men, although the viral dose of each of these seven animal challenges represented about 70,000 times the average human HIV dose passed during sexual intercourse from an HIV-infected male to an uninfected female. During the second part of the study the animal viral challenge dose was increased by 50% starting from the 8th challenge onward, reaching more than 100,000 times the average amount of virus passed from an infected man to a female partner. At this virus dose, the vaccine did not show significant protection in the animals as the immune system was overloaded. The Company continued its collaboration with the Texas Biomedical Research Institute and Gates Foundation funded laboratories to analyze the serum and mucosal samples to better understand the mechanisms of action of the vaccine and these analyzes have not resulted in a significant correlation between presence and quantity of antibodies and level of protection.

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

This project resulted in a publication in Nature Partner Journals “Vaccines” of May 18, 2020, describing the results from a new GMP manufacturing process to obtain thermostable HIV-1 gp41 virosome vaccines under solid forms and various mucosal vaccination routes

May 2019 to date: the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is US$8.85 million. Since January 1, 2020, Texas Biomedical Research institute has transferred the complete responsibility and their activities related to the NIH grant to the University of Louisiana in Lafayette, which was already a partner in the grant. This project is ongoing.

Next Steps:

Mymetics is evaluating further collaboration opportunities, specifically if the protection data from the NIH project is positive, the Company plans to apply for grant funding for the acceleration towards the clinical trial development for the Mymetics HIV vaccine candidate. Pending this data, a combined Phase I/II on women and men might start by 2024.

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

Jan. 2020: Publication on January 31, 2020 in the Nature Partner Journal (npj) Vaccines, together with the Swiss Tropical and Public Health Institute (Swiss TPH). The publication with title “Vaccination with virosomally formulated recombinant CyRPA elicits protective antibodies against Plasmodium falciparum parasites in preclinical in vitro and in vivo models” shows that Mymetics’ virosome based vaccine elicited in mice and rabbit’s high titers of PfCyRPA-specific antibodies that bound to the blood-stage parasites. Malaria PfCyRPA virosome vaccines inhibited parasite growth by 80% and 77% in a preclinical in vitro and in vivo study, respectively.

Next steps:

Due to limited resources and the focus on Covid-19, Mymetics has temporarily halted the further development of its malaria vaccine.

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

Approach: The RSV vaccine consists of the reconstituted membrane of RSV containing the native viral proteins, which can be adjuvanted with a lipopeptide or other adjuvants. In mice, our RSV vaccine was shown to induce cellular and humoral immunity to the virus, with a balanced Th1/Th2 response, resulting in protection against a live virus challenge, and without inducing “enhanced disease” (a skewed Th1/Th2 response being the hallmark of enhanced disease). In cotton rats, a better model than mice for RSV, the vaccine protected against a live virus challenge, without inducing enhanced disease. In a direct comparison with the 1960’s vaccine of another pharmaceutical company that caused severe safety issues in infants, another group of cotton rats was immunized with formaldehyde-inactivated virus and developed enhanced disease after vaccination and challenge. Mymetics focuses on developing an RSV vaccine for elderly followed by a vaccine for children.

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

2011: Improved the understanding of the adjuvant ratio in different formulations and continued further tests on cotton rats and mice at the University of Groningen, Netherlands, showing that a different adjuvant ratio’s still triggered protection and the absence of enhanced disease and the vaccine could trigger systemic and mucosal antibodies.

May 2012: Publication of Mymetics RSV vaccine results in scientific journal “PLOSONE”.

2013: Improved up-scale capabilities and up and down stream process of vaccine production and tested different formulations.

Mar. 2013: Publication of Mymetics RSV vaccine results in scientific journal “Vaccine”.

Apr. 2013: Publication of Mymetics RSV vaccine results in scientific journal “Influenza Journal”

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

Oct. 2017: The Company entered into an Amendment effective October 20, 2017, of the Research Agreement dated December 1, 2016 with Sanofi Pasteur Biologics, LLC, the vaccine division of Sanofi SA, (“Sanofi”), to extend the date of the Research Agreement for an additional year. The initial results of the recent study did not achieve the expected benefits of Mymetics’ influenza virosomes and were contrary to earlier results Mymetics obtained with Solvay in multiple studies. Mymetics agreed to pay for a redesigned study.

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

In October 2019, Mymetics announced that Anergis SA started a new study with Stallergenes Greer SA whereby the COP-Virosomes were tested in the therapeutic mouse model of birch allergy in comparison with positive controls, i.e., birch allergen and birch pollen extract. This model has been confirmed as having predictive value towards the future clinical efficacy of new AIT treatment candidates.

In May 2020, Mymetics announced the results of the study with Stallergenes Greer, a worldwide leader in allergen immunotherapy (AIT) and Anergis, a leader in ultra-fast AIT research and development. The results showed that a treatment with COP-virosomes was able to cure allergic asthma in birch pollen sensitized mice and that the COP-virosomes were significantly superior to the COP or the virosome alone, confirming the synergy between COP and virosomes to foster an improved second-generation AIT treatment.

In January 2021, following the two successful studies with its virosome platform, Mymetics announced the acceptance of its joint publication in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title: Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice.

As of February 1, 2021, Anergis SA has entered into liquidation since it was not able to raise sufficient funds to continue to operate.

Oncology:

Mymetics has strong data that shows that its virosomes have the capability to not only trigger good antibody responses, but also are able to trigger specific T-Cell responses as virosomes are able to be absorbed and processed by dendritic cells when specific antigens are incorporated into virosomes. This is of particular importance for developing a specific cancer immunotherapy. Since Q4 2018 Mymetics is exploring the possibilities to collaborate with biotech companies in the field of oncology. The project with eTheRNA immunotherapy did not result in the desired responses. However, other projects are still ongoing. One of these projects started in May 2020, which is a research project with IO Biotech, a clinical-stage biopharmaceutical company developing novel, immune modulating anti-cancer therapies based on its proprietary T-win® technology. Due to Covid-19 restrictions, the study was delayed and further collaboration is currently not yet planned.

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

COMPETITION

We have not yet developed a commercial product. Our future competitive position depends on our ability to successfully develop our intellectual property, and to license or sell such intellectual property to third parties on financially favorable terms. Although we believe that the results of our research and development activities have been favorable, there are numerous entities and individuals conducting research and development activities in the area of human biology and medicine, all of which could be considered competitors.

The worldwide vaccine market is dominated by five large multinational companies: Sanofi Pasteur S.A., Merck & Co., GlaxoSmithKline Plc, Pfizer and Seqirus - CSL. Smaller and mid-size companies such as Crucell (acquired by Johnson & Johnson), Moderna and Novavaxare developing vaccines in the same area as Mymetics.

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

HUMAN CAPITAL

Employees

As of March 31, 2022, we have eight employees. Of our workforce, six are engaged primarily in research, development and manufacturing activities and two are principally in finance and accounting, legal and administrative functions.

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

We historically have incurred net losses. In the years ended December 31, 2021, and December 31, 2020, we sustained net loss of approximately €4,730 and €4,158, respectively. At December 31, 2021, we had an accumulated deficit of approximately €97,750.

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

The RSV vaccine activities were funded through incoming revenue from RSV Corporation and were formally terminated as of July 25, 2016. We also have attracted funding from PATH-MVI for our malaria vaccine development and from the Bill & Melinda Gates Foundation for the non-human primate study for our HIV vaccine candidate at Texas Biomedical Research Institute. During 2015 and 2018, Mymetics lead a consortium of companies that have received a grant worth a total of E8.4 million. The grant successfully funded the evaluation, development and manufacturing scale-up of thermo-stable and cold-chain independent nano-pharmaceutical virosome-based vaccine candidates. In May 2019, Mymetics started the NIH awarded grant project. The overall budget related to this project is US$8.85 million over five years. The overall portion of the grant allocated to the Company is US$5.93 million, we are currently in the fourth year of the project.

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

To date, we have no vaccine products approved for commercial sale and have not generated any revenues from sales of any vaccine product candidate. We do not know when, or if, we will generate any revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize our current or future vaccine product candidates. Even if we are able to successfully receive regulatory approval for any of our vaccine product candidates, we do not know when they will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

We are currently involved in several projects with our vaccine candidates in various fields, including Covid-19, oncology and HIV, that have not only timelines to produce our virosome-based vaccine products but also timelines related to execute pre-clinical studies and prepare for clinical trials with some of our partners. In the event that our employees become ill or are not allowed by government regulation to work at our offices or laboratories in the Netherlands, we could be delayed in meeting deadlines for such products which could delay, suspend or even prompt cancellation of such projects which would have a detrimental impact on our financial situation and likely require that we seek financing on possibly unfavorable terms to sustain our operations. Similarly, such delays could be experienced by our partners in their contributions to these projects that would disrupt our current business plan for bringing our vaccine candidates to clinical trials or commercializing them with similar negative financial repurcussions for us.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

Two of our major shareholders, Round Enterprises and Eardley Holding, have issued secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of €66,820, including currently due interest. Under the terms of the convertible notes both Round Enterprises and Eardley Holding have the right to demand repayment, which will then be due at the end of the subsequent quarter following the repayment request of those convertible notes and exercise their rights as secured creditors under the terms of these notes, and we are required to repay the other notes unless Round Enterprises and Eardley Holding elect to convert the notes. We could in the future incur additional indebtedness beyond our borrowings under the outstanding secured convertible notes.

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

As of December 31, 2021, we had federal net operating loss carryforwards in the U.S. of €86 million. Of this amount, €76 million will expire in years 2021-2038. Tax credit carryforwards of €224 which if not utilized will expire in 2023. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We might not be able to continue as a going concern.

Our cash balances, recurring losses, negative cash flows from operations, and debt outstanding as of December 31, 2021 and our projected spending in 2021, raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2021 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Study subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the proximity of subjects to clinical sites, seasonality, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain subject consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new vaccines that may be approved or product candidates that may be studied in competing clinical trials for the diseases we are investigating.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

The development and commercialization of new vaccine products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are other pharmaceutical and biotechnology companies that currently are pursuing the development of products for the treatment of HIV, Covid-19 and other indications for which we are developing product candidates. Some of these products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, foreign government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Compared to us, many of our potential competitors may have significantly greater financial, technical and human resources providing a comparative advantage. As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to gain a share of the market for our product candidates, if approved. Our competitors may also develop vaccines that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or non-competitive before we can recover the expenses of our product candidates’ development and commercialization.

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

We rely on third parties for pre-clinical studies and clinical trials related to our vaccine development efforts. Our third party service providers conducting our pre-clinical studies and clinical trials generally have the right to terminate their agreements with us upon 90 days’ notice for any reason and other service providers may terminate their agreement with us upon shorter notice. Generally, these agreements may also be terminated if we breach the agreement and such breach remains uncured, make a general assignment for the benefit of our creditors or if we are liquidated. Switching or adding additional third party service providers would involve additional cost and requires management time and focus. In addition, there is a natural transition period when a new service provider commences work and the new service provider may not provide the same type or level of services as the original provider. If any of our relationships with our third party service providers terminate, we may not be able to enter into arrangements with alternative service providers or to do so on commercially reasonable terms. Such transactions, if possible, may adversely impact our operations and financial performance.

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

We are also reliant on the third party manufacturers for regulatory compliance, quality assurance and know-how. Certain components or know-how obtained from partners such as PX Therapeutics or Bachem, suppliers of GMP grade engineered mutated gp41 protein and peptide, are key components of our vaccines currently under development. Accordingly, the loss of any of these components or know-how might prevent us from achieving our business plan, despite the fact that contractual safeguards are in place.In addition a failure to synthesize and manufacture our product candidates or products eventually approved, if any, in accordance with our specifications, or the possibility of termination or nonrenewal of the agreement by the third party would be costly or damaging to us. Further, the FDA and other regulatory authorities would require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for our product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of our product candidates, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies such as we have done in the past with Astellas Pharma Inc. and our RSV vaccine. Our commercialization strategy for our product candidates may depend on our ability to enter into agreements with other collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we seek to partner. Despite our efforts, we may be unable to secure other collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials by our third party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing medical, radioactive and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from such materials. As a result of any such contamination or injury we may incur liability or local, city, state or federal authorities may curtail the use of these materials, interrupting our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the United States government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, the SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

Our relationships with customers and third party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations and expose us to areas of risk including the following:

-	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and will fully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

-	federal civil and criminal false claims laws and civil monetary penalty laws, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

-	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and will fully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

-	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

-	the Affordable Care Act, which requires manufacturers of vaccines, drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

-	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payers, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require vaccine and drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

While certain of our vaccine product candidates are in pre-clinical studies, we believe that the use of our product candidates in these pre-clinical studies falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our product candidates do not infringe other parties’ patents or other proprietary rights, however, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the United States Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, as adopted in September 2011, includes provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 from a “first to invent” system to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate patent rights, which could adversely affect our competitive position.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

-	others may be able to make compounds or formulations of our product candidates that are similar to our product candidates’ formulations but that are not covered by the claims of the patents that we own or control;

-	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

-	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

-	we may not develop additional proprietary technologies that are patentable.

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

As of December 31, 2021, we had eight full-time employees, including those in our two subsidiaries. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon. Ronald Kempers, our President, CEO and CFO, and our two CSOs. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We currently do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

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

If there is significant downward pressure on the price of our common stock, it may encourage shareholders to sell shares by means of short sales or otherwise. Short sales involve the sale, usually with a future delivery date, of common stock the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller’s right to acquire common stock, such as upon exercise of warrants. A holder of warrants may close out any covered short position by exercising all, or a portion, of its warrants, or by purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of warrants will likely consider, among other things, the price of common stock available for purchase in the open market as compared to the exercise price of the warrants. The existence of a significant number of short sales generally causes the price of common stock to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the common stock declines.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since March 1, 2009, we have leased office space in a life science campus Biopole near Lausanne (40 miles from Geneva). We lease 100 square meters or 1076 sq. ft. of office space that houses our executive and scientific management and administrative operations.

Bestewil Holding B.V. and its subsidiary Mymetics B.V operate from a similar biotechnology campus near Leiden in the Netherlands, where they occupy approximately 204 square meters or 2196 sq. ft. for office and laboratory use.

We also conduct research operations at the properties of various third parties, worldwide.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor our wholly owned subsidiaries Mymetics S.A. and Bestewil Holding B.V., nor its subsidiary, Mymetics B.V., are presently involved in any litigation incident to our business.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Corporation’s common stock is quoted on the OTC Bulletin Board under the trading symbol “MYMX”.

(b)	Stockholders. At March 31, 2022, we had 612 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2021.

Plan	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Category	(a)		(b)		(c)
Equity Compensation Plans (1)
Approved by Security Holders
2001 Plan	--	(2)		$--	--
2009 Plan	--	(3)		$--	--
2013 Plan	25,750,000	(4)	$	U.S. 0.021	1,150,000
Total	25,750,000		$	U.S. 0.021	1,150,000

(1)	Equity compensation plans approved by security holders include (i) our 1994 Amended and Restated Stock Option Plan, (ii) our 1995 Qualified Incentive Stock Option Plan, (iii) our 2001 Stock Option Plan, (iv) our 2009 Stock Incentive Plan, and (v) our 2013 Stock Option Plan.
(2)	(i) All of the 442,500 shares of common stock underlying options granted under the registrant’s 2001 Stock Option Plan have expired as of December 31, 2019.
(3)	In June 2010 our Board of Directors and a majority of our shareholders approved a 2009 Stock Incentive Plan. This plan has expired.
(4)	On October 4, 2013 our Board of Directors and a majority of our shareholders approved a 2013 Stock Incentive Plan and allowed the issuance of 30,000,000 shares for this plan.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2021, and ending on December 31, 2021, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2021, and 2020 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

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

The COVID-19 pandemic has continued to evolve. Although at this date the restrictive measures and impacts are reduced due to the role out of vaccination programs, the extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease.. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management has taken measures in-line with the country requirements where we are operating, and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While restrictions are being lifted across the world, prolonged workforce disruptions may negatively impact future revenues for the remainder of fiscal year 2022 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the fiscal year 2022 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2022.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the financial statements. The Company has no intention of taking advantage of other benefits but will continue to evaluate the impact on the Company’s financial position.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020:

We reached €430 and €668 in revenue for the years ending December 31, 2021 and 2020, respectively. For 2021, €428 was related to the revenue recognized for the work performed under the NIH Grant project. For 2020, €633 was related to the revenue recognized for the work performed under the NIH Grant project and the remaining for a small pre-clinical research project with a US academic institution.

Research and development expenses decreased to €975 in the current period from €1,055 in the comparative period of 2020, a decrease of 7.6% due to reduction of subcontracting services related to the NIH Grant project incurred during the year 2021.

General and administrative expenses decreased to €1,105 in the year ended December 31, 2021 from €1,187 in the comparable period of 2020, an decrease of 6.9% mainly due to an increase in the audit cost recognized during the year ended December 31, 2020.

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

In December 2018, Mymetics and Anergis announced that the pre-clinical study program was successful. The pre-defined success criteria were met and Anergis had a time limited option to enter into an exclusive license agreement with Mymetics for the use of virosomes in the field of allergies. If Anergis and Mymetics had executed a License and Collaboration Agreement (LCA), Anergis would have had to make an upfront payment to Mymetics. The LCA also included milestone payments based on certain regulatory clearances and royalties for net sales. The LCA was not executed.

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

In May 2020, Mymetics announced the results of the study with Stallergenes Greer, a worldwide leader in allergen immunotherapy (AIT) and Anergis, a leader in ultra-fast AIT research and development. The results showed that a treatment with COP-virosomes was able to cure allergic asthma in birch pollen sensitized mice and that the COP-virosomes were significantly superior to the COP or the virosome alone, confirming the synergy between COP and virosomes to foster an improved second-generation AIT treatment.

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

As of December 31, 2021, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working actively on the COVID-19 virosome vaccine preclinical development with leading academic institutions and on several research projects with commercial partners for immunotherapy in the field of oncology. Mymetics started the project funded by the National Institutes of Health (NIH) on May 1, 2019, which is still ongoing, and will test Mymetics virosome based HIV vaccine candidate in non-human primates at the University of Louisiana at Lafayette and prepare for the clinical trial development of the vaccine candidate.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2021 and December 31, 2021, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

BUSINESS PLAN

We aim to be a lean and effective research and development company, focused on virosome based vaccines and immunotherapies. Our core value lies in the know-how and intellectual property related to virosome based vaccines, membrane proteins, integration of antigens and adjuvants into lipid membranes and the mucosal immune response. We have in-house laboratory facilities and expertise, and we subcontract some of our research project modules to best of class research teams. We pay for and coordinate the work, consolidate the results and retain all associated intellectual property. If required, we execute partnership agreements with companies offering technologies that can enhance our products or we collaborate with specific biotech partners in order to enhance their therapies.

We will continue in the foreseeable future to outsource to specialized third parties all human clinical trials of our vaccines, such process being complex and highly regulated. Further, we will continue to seek partnerships with leading vaccine development groups, pharma companies and grant providing organizations for the vaccines we are developing.

Our business plan is predicated by the size and availability of our resources. The short-term focus of our research team is aimed on the execution of further development of our virosome platform for an intranasal Covid-19 vaccine and in certain immunotherapy fields like allergy and cancer. In parallel, we are eager to advance our promising HIV-1 vaccine candidate by working closely with non-for-profit funding organizations and academic institutions.

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

LIQUIDITY AND CAPITAL RESOURCES

We had €571 cash at December 31, 2021, compared to €1,083 at December 31, 2020.

During 2021, our revenue has mainly been generated through the NIH project. For 2022, besides revenue recognized under the NIH grant project, new significant revenues will not be expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of December 31, 2021, we had an accumulated deficit of approximately €98 million and generated net loss of €4,730 in the year ended December 31, 2021. The net loss in 2021 was mainly associated with interest expenses on shareholder loans (€2,751) and expenses that are not covered by revenues. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities increased to €1,698 for the year ended December 31, 2021, compared to €1,696 for the year ended December 31, 2020, mainly due to the timing of payments received for our grant project.

Investing activities used cash of €10 and €14 for the year ended December 31, 2021, and 2020, respectively, related to the purchase of laboratory equipment in the Netherlands.

Financing activities provided €1,200 cash for the year ended December 31, 2021, through shareholder loans from our main investors. For the year ended December 31, 2020, €2,106 cash was provided, of which, €1,950 is related to promissory notes from our main investors and €156 to a Swiss Federal credit line in relation with the Covid-19 pandemic.

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate €67,269 in the form of notes payable including accumulated interest, the details of which are described in Note 2 of our financial statements.

The Company’s budgeted operational cash outflow, or cash burn rate, for 2022 is approximately €2,170 for research, fixed and normal recurring expenses, assuming the ability to obtain the necessary financing and without taking into account any grants that may be obtained.

2022 budget	12 Months
Revenue from R&D services	E	--
Grant receipts from the NIH		768
Total cash in:		768
R&D costs		1,552
R&D costs (COVID)		86
G&A costs		1,300
Total cash out:		2,938
Total cash burn rate	E	2,170

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

We anticipate that our normal operations will require approximately €1,600 additional funding in the year ending December 31, 2022. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

RECENT FINANCING ACTIVITIES

During 2021, our principal source of funds has been revenues related to the NIH grant / HIV project and additional promissory notes from our two main investors.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next four months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2022, we will need additional funding through future collaborative arrangements, licensing arrangements, and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available on commercially acceptable terms when needed.

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

The COVID-19 pandemic has continued to evolve. Although at this date the restrictive measures and impacts are reduced due to the role out of vaccination programs, the extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management has taken measures in-line with the country requirements where we are operating, and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the fiscal year 2022.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives will impact the Company’s ability to deploy its workforce effectively. While restrictions are being lifted across the world, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2022 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives will impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the fiscal year 2022 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the year 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of December 31, 2021 that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class II directors will expire at the 2021 annual meeting of stockholders, and the term of the Class III directors will expire at the 2021 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	54	n/a

Thomas Staehelin (Class II)	Director	74	2022

Ernest M. Stern (Class II)	Director	71	2022

Ulrich Burkhard (Class III)	Director	61	2022

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

DR. THOMAS STAEHELIN

Dr. Staehelin is Senior Managing Partner of Fromer, Schultheiss and Staehelin, a law firm located in Basel, Switzerland. Dr. Staehelin focuses primarily on corporate and tax law. Dr. Staehelin has served as a member of this law firm since 1975. Dr. Staehelin also serves on the boards of various Swiss companies and is Chairman of the Chamber of Commerce of the Basel region. In addition, Dr. Staehelin is Managing Director of the “Swiss Association of privately held Swiss Companies” and is a member of the Board of “economie suisse,” The Swiss Business Federation. Dr. Staehelin received his Ph.D. degree in Law from the University of Basel. He formerly served as a member of the cantonal parliament of Basel.

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

SCIENTIFIC ADVISORY BOARD

We have established a Scientific Advisory Board (SAB) which we consult on an ad-hoc basis and are eminent intellectuals with expertise related to the Company’s products:

•	Dr. Stanley Plotkin, Emeritus Professor Wistar Institute, University of Pennsylvania, consultant to Sanofi Pasteur, developed the rubella vaccine in 1960s; worked extensively on the development and application of other vaccines including polio, rabies, varicella, rotavirus and cytomegalovirus as well as senior roles at the Epidemic Intelligence Service, U.S. Public Health Service; Aventis Pasteur (medical and scientific director); and Sanofi Pasteur (executive advisor).
•	Dr. Ruth Ruprecht, Senior Professor of Research at University of Louisiana at Lafayette, New Iberia, LA 70560.

AUDIT COMMITTEE

The Company’s board of directors has appointed Ernest M. Stern and Dr. Thomas Staehelin to serve as members of its Audit Committee. The board of directors has determined that Dr. Staehelin qualifies as our “audit committee financial expert” and is independent as that term is defined under NASDAQ Rule 4200(a)(15).

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2021, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2021, our Board of Directors held ten meetings, which were all conducted by telephone conference call. All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2021.

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

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of €10,000 each for their services as directors in 2021, which was paid during the year 2021.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2021, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300 for the twelve months ending December 31, 2021.

Compensation of Chief Scientific Officer

Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. As of January 1, 2010, Dr. Fleury’s based salary has been converted into CHF300, which is approximately equal to his previous salary of €216 at the exchange rate at that time.

SUMMARY COMPENSATION TABLE

(In Thousands of Euros)

The following table sets forth for the last three fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)		Total Annual Compensation

Ronald Kempers	(6)	2021	282	-	-	-	-	-	-	E	282	(1)
(CEO)		2020	282	-	-	-	-	-	-	E	282	(1)
		2019	282	-	-	-	-	-	-	E	282	(1)

Sylvain Fleury, Ph. D.	(6)	2021	282	-	-	-	-	-	-	E	282	(2)
(CSO)		2020	282	-	-	-	-	-	-	E	282	(2)
		2019	282	-	-	-	-	-	-	E	282	(2)

Thomas Staehelin, Dr.		2021	10	-	-	-	-	-	-	E	10	(3)
		2020	10	-	-	-	-	-	-	E	10	(3)
		2019	10	-	-	-	-	-	-	E	10	(3)

Ernest Stern		2021	10	-	-	-	-	-	-	E	10	(4)
		2020	10	-	-	-	-	-	-	E	10	(4)
		2019	10	-	-	-	-	-	-	E	10	(4)

Ulrich Burkhard		2021	-	-	-	-	-	-	-	E	-	(5)
		2020	-	-	-	-	-	-	-	E	-	(5)
		2019	-	-	-	-	-	-	-	E	-	(5)

(1)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 19, 2012.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)	Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2, 2007 as non-executive director and eligible for annual compensation of E10 for attendance at the Board meetings, whether in person or by telephone.

(4)	Ernest Stern is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21, 2008 as non-executive director and eligible for annual compensation of E10 for attendance at the Board meetings, whether in person or by telephone.

(5)	Ulrich Burkhard is a member of the Board of Directors of the Company. He was elected on March 23, 2012 as non-executive director for attendance at the Board meetings, whether in person or by telephone.

(6)	See below “Employment Agreements”.

The tables entitled,” “PENSION BENEFITS,” “NONQUALIFIED DEFERRED COMPENSATION” and “DIRECTOR COMPENSATION” and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2021, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 31, 2022. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2022, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	130,938,883	(2)	12.24%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	7,800,000	(3)	0.73%

Ernest M. Stern (1) Director	Common	1,500,000	(4)	0.14%

Ronald Kempers (1) CEO, CFO and President	Common	20,100,000	(6)	1.88%

Round Enterprises Ltd. (1)	Common	762,171,316	(5)	71.24%

All current executive officers and directors as a group (5 persons)	Common	922,510,199	(7)	86.22%

(1)	Address is Mymetics Corporation, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland), or for Mr. Ernest Stern at 1101 Pennsylvania Avenue, N.W., Suite 300, Washington, D.C. 20004, United States.

(2)	Dr. Thomas Staehelin’s beneficial ownership includes 118,458,976 potentially issuable shares from conversion of convertible loans from Eardley.

(3)	Dr. Sylvain Fleury’s beneficial ownership includes 500,000 shares that were issued for services, 1,000,000 that were acquired through conversion of unpaid salary and expenses and 5,000,000 that were acquired as a bonus and stock options to acquire 1,300,000 shares that have vested or vest within 60 days of this filing.

(4)	500,000 shares were issued for services rendered.

(5)	As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd. This includes 621,164,764 potentially issuable shares from conversion of convertible notes in addition to 141,006,552 shares of common stock held of record by Round Enterprises Ltd.

(6)	Ronald Kempers’ beneficial ownership includes 100,000 shares acquired from previous shareholder, 3,000,000 shares that were issued through exercise of stock options and an option to acquire 17,000,000 shares related to stock options that have vested or will vest within 60 days of this filing.

(7)	This amount includes 757,923,740 shares of common stock issuable upon conversion of convertible notes and vested options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received loans from Round Enterprises and Eardley Holding totalling E960 and E240, respectively, for which the Company issued to each lender promissory notes on August 15, 2021, bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) December 31, 2021, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by Fruci & Associates II, PLLC, during fiscal year 2021 and by BDO USA, LLP during fiscal year 2020:

	2021	2020

Audit Fees	$58	$71
Audit-Related Fees	--	--
Tax Fees	--	13
All Other Fees	--	--

Total	$58	$84

On June 15, 2021, the Company, through and with the approval of its Audit Committee, appointed Fruci & Associates II, PLLC to replace BDO USA, LLP as its independent registered public accounting firm following BDO informing the Company that BDO had increased its fees to audit and review the Company’s financial statements.

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2021 and 2020, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2020, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures.

Our audit Committee pre-approved all services to be provided by Fruci & Associates II, PLLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Changes in Shareholders’ Equity Deficit

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

56

10.69

Election of Dr. Christopher S. Henney, Ulrich Burkhard and Grant Pickering to the Board of Directors. Resignation of Jacques-François Martin, Martine Reindle, Christian Rochet and Sylvain Fleury from the Board of Directors. (47)

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)
10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)
10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)
11.1	Statement Regarding Calculation of Per Share Earnings.
14.1	Code of Ethics.
21.1	List of Subsidiaries
23.2	Consent of BDO USA, LLP
24.1	Powers of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.
(2)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.
(3)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.
(4)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.
(5)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.
(6)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
(7)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.
(9)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.
(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.
(11)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.
(12)	Incorporate by reference to the Company’s Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.
(14)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.
(15)	Incorporated by reference to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
(16)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.
(17)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.
(19)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.
(20)	Incorporated by reference to the Company’s report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.
(21)	Incorporated by reference to the Company’s report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.
(22)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.
(23)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.
(24)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.
(25)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.
(26)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.
(27)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.
(28)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.
(29)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.
(30)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.
(31)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.
(32)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.
(33)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.
(34)	Incorporated by reference to the Company’s Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.
(35)	Incorporated by reference to the Company’s Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.
(36)	Incorporated by reference to the Company’s Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.
(37)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.
(38)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.
(39)	Incorporated by reference to the Company’s Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.
(40)	Incorporated by reference to the Company’s Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.
(41)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.
(42)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
(43)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.
(44)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.
(45)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.
(46)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.

(47)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.
(48)	Incorporated by reference to the Company’s Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.
(49)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 02, 2012.
(50)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.
(51)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.
(52)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
(53)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 03, 2014.
(54)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on February 28, 2014.
(55)	Incorporated by reference to the Company’s report on Form S-8 filed with the Securities and Exchange Commission on April 11, 2014.
(56)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.
(57)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.
(58)	Incorporated by reference to the Company’s statement on Form SC 13D/A filed with the Securities and Exchange Commission on March 17, 2015.
(59)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2015.
(60)	Incorporated by reference to the Company’s Schedule PRE 14C filed with the Securities and Exchange Commission on October 26, 2015.
(61)	Incorporated by reference to the Company’s Schedule DEF 14C filed with the Securities and Exchange Commission on November 9, 2015.
(62)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2016.
(63)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2016.
(64)	Incorporated by reference to the Company’s report on Form 8-K/A filed with the Securities and Exchange Commission on January 26, 2017.
(65)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2018.
(66)	Incorporated by reference to the Company’s Schedule PRE 14C filed with the Securities and Exchange Commission on December 27, 2019.
(67)	Incorporated by reference to the Company’s Schedule DEF 14C filed with the Securities and Exchange Commission on January 7, 2020.
(68)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.
(69)	Incorporated by reference to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021

(c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mymetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mymetics Corporation and Subsidiaries (“the Company”) as of December 31, 2021, and the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Mymetics Corporation and Subsidiaries as of December 31, 2020 were audited by other auditors whose report dated March 31, 2021 on those statements included an explanatory paragraph that described the Company’s ability to continue as a going concern as discussed in Note 1 of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continual negative cash flows from operations, has had significant losses since inception, and its current liabilities exceed its current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 1 to the consolidated financial statements, the Company has goodwill will a carrying value of approximately €6,671,000 and is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2021, the Company recorded no impairment charge.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and underlying business unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and underlying business unit, we performed audit procedures that included, among other things:

•	Assessment of methodologies and testing the significant assumptions and underlying data used by the Company in its analysis.

•	Assessment of the current financial forecast in light of management’s current plans, and the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

Accounting for Embedded Conversion Features on Convertible Debt

Description of the Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, several convertible notes with a carrying value of approximately €67,269,000 as of December 31, 2021 have been granted by two of the Company’s major shareholders. Several of the outstanding notes are denominated in a currency that differs from the Company’s functional currency and have either i) fixed conversion prices using a fixed exchange rate into USD or ii) variable conversion prices based on a contingent future investment.

Auditing management's considerations related to the determination of the fair value of the conversion option was complex and highly judgmental due to the significant estimation required to determine the fair value of the embedded conversion option.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Independent assessment of the appropriateness of the probability assumptions used by management to determine the fair value of the embedded conversion feature.

•	Analysis of historical underlying documentation, contract agreements, and amendments.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2021.

Spokane, Washington

PCAOB - 5525

March 31, 2022

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In Thousands of Euros, Except Share and Per Share Amounts)

	2021		2020

ASSETS
Current Assets
Cash	E	571	E	1,083
Accounts Receivable		15		71
Prepaid expenses		87		85
Total current assets		673		1,239

Rent deposit		10		10
Property and equipment, net of accumulated depreciation of E473 and E463 at December 31, 2021 and 2020, respectively		39		48
Right-of-Use Asset		239		128
Goodwill		6,671		6,671
	E	7,632	E	8,096

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	E	47	E	70
Operating Lease Liability		110		105
Non-convertible notes payable and related accrued interest to related parties		8,790		7,402
Convertible notes payable and related accrued interest to related parties		58,479		55,688
Total current liabilities		67,426		63,265

Long Term Liabilities
DEBT- Federal Financing Bank		162		156
Operating lease liability		130		27
Total long-term liabilities		292		183
		67,718		63,448

Commitments and Contingencies (Note 6)		-		-

Shareholders’ Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized at December 31, 2021 and December 2020; issued and outstanding 303,757,622 at December 31, 2021 and 2020		2,530		2,530

Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		-		-
Additional paid-in capital		34,443		34,443
Accumulated deficit		(97,750)		(93,020)
Accumulated other comprehensive income		691		695
		(60,086)		(55,352)
	E	7,632	E	8,096

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2021 and 2020

 (In Thousands of Euros, Except Per Share Data)

	2021		2020
Revenues
Research and development services	E	3	E	35
Grants		427		633
		430		668
Expenses
Research and development		975		1,055
General and administrative		1,105		1,187
		2,080		2,242
Operating Loss		(1,650)		(1,574)

Interest expense		2,751		2,708
Other (income) expense		329		(124)
Loss before income tax provision		(4,730)		(4,158)

Income tax provision		-		-
Net loss		(4,730)		(4,158)

Other comprehensive loss
Foreign currency translation adjustment		(4)		4
Comprehensive loss	E	(4,734)	E	(4,154)

Basic and diluted loss per share	E	(0.02)		E(0.01)

Weighted average number of shares used in per share calculations		303,757,622		303,757,622

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2021 and 2020

(In Thousands of Euros, Except Share Amounts)

	Common Stock
	Number of Shares		Par Value	APIC		Accumulated deficit		Accumulated Other Comprehensive Income		Total

Balance at December 31, 2019	303,757,622	E	2,530	E	34,443	E	E(88,862)	E	691	E	(51,198)

Net loss for the year	-		-		-		(4,158)		-		(4,158)
Translation adjustment	-		-		-		-		4		4
Balance at December 31, 2020	303,757,622	E	2,530	E	34,443	E	(93,020)	E	695	E	(55,352)

Net loss for the year	-		-		-		(4,730)		-		(4,730)
Translation adjustment	-		-		-		-		(4)		(4)
Balance at December 31, 2021	303,757,622	E	2,530E	E	34,443	E	E(97,750)	E	691	E	(60,086)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(In Thousands of Euros)

	2021		2020
Cash Flows from Operating Activities
Net loss	E	(4,730)	E	(4,158)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		19		18
Changes in operating assets and liabilities,
Receivables		56		83
Accrued interests on related party convertible notes payable		2,791		2,310
Accrued interests on related party non-convertible notes payable		188		144
Operating lease		(3)		4
Accounts payable		(23)		(97)
Other (Prepaid)		4		-
Net cash used in operating activities		(1,698)		(1,696)

Cash Flows from Investing Activities
Purchase of property and equipment		(10)		(14)
Net cash used in investing activities		(10)		(14)

Cash Flows from Financing Activities
Borrowing from Federal Bank		-		156
Proceeds from non-convertible notes payable		1,200		1,950
Net cash provided by financing activities		1,200		2,106

Effect of foreign exchange rate on cash		(4)		4
Net increase in cash		(512)		400
Cash, beginning of period		1,083		683
Cash, end of period	E	571	E	1,083

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

As of December 31, 2021, the Company is working on several research projects with commercial partners for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of a intranasal virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €97,750 at December 31, 2021. Further, the Company’s current liabilities exceed its current assets by €66,753 as of December 31, 2021, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has continued to evolve. Although at this date the restrictive measures and impacts are reduced due to the role out of vaccination programs, the extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management has taken measures in-line with the country requirements where we are operating and we are actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

The Company is dependent on its workforce to deliver and advance its research. Developments such as physical distancing and working from home directives have and will continue to impact the Company’s ability to deploy its workforce effectively. While restrictions are being lifted across the world, expected to be temporary, prolonged workforce disruptions may negatively impact future revenues for the remainder of fiscal year 2022 and the Company’s overall liquidity.

The Company is dependent on its partners in certain projects, such as the University of Louisiana at Lafayette (“ULL”) for the NIH funded project to maintain the agreed timelines and execute their tasks. Developments such as social distancing and shelter-in-place directives and lock-down directives have and will continue to impact the Company’s ability to execute on project plans and research objectives effectively. While expected to be temporary, prolonged disruptions in collaboration projects may negatively impact funding for the fiscal year 2022 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2022.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the financial statements. The Company has no intention of taking advantage of other benefits provided by the CARES Act but will continue to evaluate the impact on the Company’s financial position.

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

Foreign Currency Translation

The Company translates assets and liabilities of its subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses of its subsidiaries are translated at the average rate of exchange throughout the period. Unrealized gains or losses from these translations are reported as a separate component of comprehensive income. Transaction gains or losses are included in expenses in the consolidated statements of comprehensive loss. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. The Company’s functional currency is the Euro because substantially all of the Company’s activities are conducted in Europe.

Cash

We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash deposits are occasionally in excess of insured amounts.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method and there was no impact to financial position and results of operations as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Overall, adoption of the new standard did not result in an adjustment to amounts previously reported in our consolidated financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019 and is planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is US$8,850 with US$1,940 approved for the first year, US$1,856 approved for the second year and US$ 1,720 for the third year.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is US$5,930, with US$1,190 approved for the first year, US$1,052 for the second year and US$ 1,078 for the third year.

The cost incurred and granted under the sub-award with Texas Biomed for the period of May to December 2019 was US$547 (€542). The sub-award contract between ULL and the Company for the second year (May 2020 to April 2021) was signed for a total budget of US$870 and US$1,078 for the third year. The cost incurred for the period of January to December 31, 2021 of US$510 (€428), mainly costs related to labor, vaccine production and stability studies, has been recorded as revenue. Since the beginning of the project to date, the Company has recognized a total of US$1,825 (€1,602) of grant revenue from the NIH. First results are expected to be reported in 2023.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of December 31, 2021, Mymetics has successfully produced five sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations in two different studies. The vaccinations were well tolerated. These studies are ongoing. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

In February 2021, Mymetics announced the publication of results in Frontiers in Immunology with title: “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV-1 Env: Protection of Indian Rhesus Macaques against Mucosal SHIV challenges”

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2021 or 2020. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful life on straight-line basis from the date placed in service. Estimated useful lives are three years.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2021 and December 31, 2021, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

Leases

Effective January 1, 2019, the Company adopted ASC 842, which established a right-of-use (“ROU”) model requiring lessees to record a right-of-use (“ROU”) asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right-of- use (“ROU”) asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Research and Development

Research and development costs are expensed as incurred.

Withholding Taxes

On March 10, 2021, the Swiss Federal tax administration conducted a withholding tax audit on Mymetics SA’s financial statements for the years 2015 to 2019. At the end of the tax audit, the tax inspector concluded that a portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA could be considered as a hidden dividend distribution and therefore subject to Swiss withholding tax. The tax inspector encouraged the Company to file the relevant Swiss withholding tax forms to benefit from the double tax treaty between Switzerland and the United States. All required documentation has been sent, assessed and approved by the Swiss Federal tax administration. The portion of the intercompany interest expenses related to the subordinated loan from Mymetics Corporation to Mymetics SA is considered as a hidden dividend distribution and therefore subject to Swiss withholding tax at a reduced tax rate of 5% and based on the double tax treaty in force between Switzerland and the United State of America. All required tax declaration forms have been filed and the related withholding tax amounts have been accounted for as of December 31, 2021.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2021 or 2020. The Company’s United States tax returns are open to audit for the years ended December 31, 2018 to 2021. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2021. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2021.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the years ended December 31, 2021, and 2020, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2021, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 766,180,633 includes 740,430,633 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2020, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 729,580,955 includes 703,830,955 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2021 or 2020. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash, accounts receivable, accounts payable, and notes payable. The carrying value of cash, accounts receivable and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes the fair value of the note’s payable is reflecting the actual value reported for these instruments.

Concentrations

In 2021 and 2020, the Company derived 99% and 95% of revenue from the NIH grant project.

Recently Issued Accounting Standards

On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on the Company’s condensed consolidated financial statements.

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

Note 2. Transactions with Related Parties

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC. Culhane Meadows PLLC is the Company’s legal counsel. Fees incurred with the law firm in the years ended December 31, 2021, and 2020, amounted to €28 and €34, respectively.

Two of the Company’s major shareholders have granted secured convertible notes, short term convertible notes and short-term promissory notes, which have a total carrying amount of €66,820, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows at December 31, 2021:

							Fixed	Fixed
							Conversion	Rate
Lender	1st-Issue		Principal	Duration	Interest		Price	EUR/USD
Price	Date		Amount	(Note)	Rate		(US$ stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	168	(2)	10	% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10	% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10	% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10	% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10	% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10	% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10	% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10	% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10	% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10	% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10	% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5	% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5	% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,058	(5,6)	10	% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	264	(5,6)	10	% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10	% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10	% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10	% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10	% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10	% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10	% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10	% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10	% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10	% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10	% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10	% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10	% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10	% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10	% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10	% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10	% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10	% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10	% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10	% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10	% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10	% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10	% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10	% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5	% pa
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5	% pa
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5	% pa
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5	% pa
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5	% pa
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5	% pa
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5	% pa
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5	% pa
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5	% pa
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5	% pa
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5	% pa
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5	% pa
Eardley Holding A.G.	06/15/2020	E	220	(11)	2.5	% pa
Round Enterprises Ltd.	06/15/2020	E	880	(11)	2.5	% pa
Eardley Holding A.G.	12/15/2020	E	170	(12)	2.5	% pa
Round Enterprises Ltd.	12/15/2020	E	680	(12)	2.5	% pa
Eardley Holding A.G.	08/15/2021	E	240	(13)	2.5	% pa
Round Enterprises Ltd.	08/15/2021	E	960	(13)	2.5	% pa
Total Short Term Principal Amounts		E	36,017
Accrued Interest		E	31,252

TOTAL LOANS AND NOTES		E	67,269

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2)	This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5)	The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

(6)	This maturity date is automatically prolonged for periods of three months, unless called for repayment. The conversion price per share is determined by the lower of (i) reducing by 10% the price per share of the Company’s common stock paid by the investors in connection with an investment in the Company of not less than US$20,000, or (ii) at the fixed conversion price using a fixed exchange rate which are noted in the table above. The convertible note holder has the right to convert at any time prior to the maturity date, at the convertible note holder’s option, prior to the repayment of the outstanding balance under the note by the Company, to convert the unpaid outstanding principal balance and accrued interest, in whole or in part, into common stock at the fixed conversion price as stated in the contract.

(7)	On March 1, 2017, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,840 and €460, respectively, with a 2.5% interest per annum and a maturity date of March 1, 2018. The first 50% of the promissory Notes of €920 and €230, respectively, were provided immediately. The second 50% of the promissory notes of €920 and €230, respectively, were provided on October 18, 2017 with a 2.5% interest per annum and a maturity date of October 18, 2018. Both Round Enterprises Ltd. And Eardley Holding AG have agreed to amend the maturity date of these promissory notes to follow the same terms of the other convertible loans. Therefore, the maturity date of the promissory notes is amended to be the later of (i) June 30, 2018, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The amendments were accounted for as modifications in the consolidated financial statements.

(8)	On June 1, 2018, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €1,280 and €320 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of €640 and €160, respectively, were provided immediately. The second tranche of the promissory notes of €640 and €160, respectively, were provided on November 10, 2018 with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2019, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(9)	On June 15, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €600 with a 2.5% interest per annum. The promissory Notes of €480 and €120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(10)	On December 20, 2019, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €600 with a 2.5% interest per annum. The promissory Notes of €480 and €120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(11)	On June 15, 2020, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €1,100 with a 2.5% interest per annum. The promissory Notes of €880 and €220, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) September 30, 2020, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(12)	On December 15, 2020, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €850 with a 2.5% interest per annum. The promissory Notes of €680 and €170, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) March 31, 2021, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(13)	On August 15, 2021, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €1,200 with a 2.5% interest per annum. The promissory Notes of €960 and €240, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2021, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

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

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of December 31, 2021, and 2020, the probability of the conversion features being exercised was zero. For this reason, the conversion features is not required to be bifurcated from the debt as the fair value is zero at December 31, 2021 and 2020.

Note 3. Leases

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a short-term lease.

The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2024, and can be terminated with a six months' notice period. The related rent is paid monthly in the amount of €9. The right to use asset and related liability are recognized and recorded in the consolidated financial statements. The lease renewal term was extended during the current year, and future minimum lease payments are €255, offset by €15 in imputed interest, resulting in €240 net lease liability as of December 31, 2021, €137 in 2022 and €23 in 2023. The Company doesn't have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ASU 2016-02 and ASU 2018-11—Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”) required the recognition of right-of-use lease assets relate primarily to the Company’s leases of office and laboratory space. Right-of use lease assets initially equal the lease liability. The lease liability (see table below) equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental borrowing rate for similar collateral estimated to be 5% and the weighted average lease term is 2.25 years. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” in the Company’s consolidated statements of operations. During the year ended December 31, 2021, the Company recognized €3 in “General and administrative” in its consolidated statement of operations relating to operating leases.

Note 4. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:

	2021		2020
U.S. Federal statutory rates on net loss before income taxes	E	(993)	E	(868)
Effect of foreign statutory rate differences		(60)		(40)
Effect of exchange rate changes		(1,089)		1,275
Expiration of net operating loss carry forwards		217		123
Permanent differences		-		-
Change in valuation allowance		1,925		(465)

Income tax provision	E	-	E	25

All income tax expenses for the years ended December 31, 2021, and 2020 were related to current income taxes.

Loss before provision for income taxes is composed of the following:

	2021		2020
United States	E	3,249	E	3,147
Switzerland		438		(28)
The Netherlands		1,043		1,014

Loss before provision	E	4,730	E	4,133

Deferred tax asset is composed of the following:

	2021		2020
Licenses capitalized for United States tax purposes	E	60	E	129
Stock options		160		160
Foreign tax credit carry over		226		209
Net operating loss carry forwards
United States		18,067		16,167
Switzerland		61		16
The Netherlands		1,354		1,322

		19,928		18,003
Less valuation allowance for deferred tax asset		(19,928)		(18,003)

Net deferred tax asset	E	--	E	--

The Company’s provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2021, the Company had estimated net operating loss carry forwards which expire as follows:

	United States		Switzerland		The Netherlands

2022		1,919		--		--
2023		1,278		--		43
2024		1,325		66		--
2025		1,492		--		731
2026		1,861		--		1,005
2027-2039		74,743		178		3,638
Perpetual		3,817		--		--
	E	86,035	E	244	E	5,417

Net operating loss carry forwards in the United States may be subject to certain limitations under Section 382 of the Internal Revenue code.

Note 5. Stock Options

2001 Qualified Incentive Stock Option Plan:

The Company’s board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company’s common stock to employees and non-employee directors. As of December 31, 2021, the 2001 Plan has nil shares available for future grants of stock options as they have expired.

2009 Qualified Incentive Stock Option Plan:

During 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. As of December 31, 2021, the 2009 Plan has nil shares available for future grants of stock options as they have expired.

2013 Qualified Incentive Stock Option Plan:

For the year ended December 31, 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company. As of December 31, 2021, the 2013 Plan has 1,150,000 shares available for future grants of stock option.

The Company didn’t recognize any compensation expense related to the issued option grants for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, no remaining options are unvested.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2019	26,750,000	$0.02 to $0.19	$0.0273
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	(1,000,000)	$0.19	$0.19

Outstanding, December 31, 2020	25,750,000	$0.02 to 0.023	$0.0273
Granted	--	--	--
Exercised	--	--	--
Expired/forfeited	--	$--	$--

Outstanding, December 31, 2021	25,750,000	$0.02 to 0.023	$0.0210	2.28	$539,900

Exercisable, December 31, 2021	25,750,000	$0.02 to 0.023	$0.0210	2.28	$539,900

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

Outstanding and exercisable options by price range as of December 31, 2021, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.02	17,450,000	1.8	$0.020	17,450,000	$0.020
$0.023	8,300,000	3.3	$0.023	8,300,000	$0.023
$0.02 - $ 0.023	25,750,000		$0.021	25,750,000	$0.021

During the year 2021 and 2020, no stock options were issued.

The Company will issue new shares upon the exercise of any options.

Note 6. Commitments

Total rent expense per year was €162 for 2021 and €150 for 2020. The lease of the Company’s Lausanne, Switzerland facilities, can be terminated with a three months notice and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2024 with a six month notice as of September 30, 2023.

Note 7. Subsequent Events

On January 28, 2022, the Company received a notification from the Swiss bank that the COVID-19 loan guaranteed by the Swiss Confederation of Chf 168 must be amortized in full within no more than eight years. The start of amortization payments was expected to be paid in March 2022 but has been deferred to September 2022.

On January 18, 2022, Mymetics was informed that a patent application was granted by the United States Patent and Trademark Office (“USPTO”). The original patent application (Pub. No. US2020/0170933A1), filed November 26, 2019 and titled “Oral Dispersible Vaccine Comprising Virosomes”, was a joint patent application of Catalent Swindon UK Zydis Ltd. and Mymetics Corporation, which is still pending. A decision was made to submit a US track 1 application via a continuation on August 23, 2021 for a reduced number of the most important claims set forth in the original patent which resulted in this application being granted on January 18, 2022 by the USPTO.

On February 22, 2022, Mymetics received the confirmation of acceptance of a publication in Frontiers in Immunology titled “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV-1 Env: Protection of Indian Rhesus Macaques Against Mucosal SHIV Challenges.”

On March 24, 2022, Mymetics received information that a publication was accepted in Nature Scientific Reports in collaboration with the AMC – Amsterdam University Medical Center, titled “A SARS-CoV-2 Wuhan Spike Virosome Vaccine Induces Superior Neutralization Breadth Compared to One Using the Beta Spike.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 31, 2022

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 31, 2022

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 31, 2022

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 31, 2022

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
March 31, 2022

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
March 31, 2022

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
March 31, 2022

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
March 31, 2022

