Form 10-K/A
period 2021-12-31
MYMETICS CORP
filed 2022-04-04
CIK 927761

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the years ended December 31, 2021 and 2020 filed with the U.S. Securities and Exchange Commission on March 31, 2022 (“Original Filing Date”). The purpose of this Amendment No. 1 is to remove, at the request of BDO USA, LLP (“BDO”), Exhibit 23.2 which referenced the consent of BDO to the statements that Mymetics Corporation (the “”Company”) made under Item 304(a) of Regulation S-K in its Current Report on Form 8-K filed June 17, 2021 in connection with the Company’s appointment of Fruci & Associates II, PLLC to replace BDO as its independent registered public accounting firm following BDO informing the Company that BDO had increased its fees to audit and review the Company’s financial statements. Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the other financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

57

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
April 4, 2022

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
April 4, 2022

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
April 4, 2022

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
April 4, 2022

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
April 4, 2022

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
April 4, 2022

By:	/s/ Ernest Stern

Name: Ernest Stern
Title: Director
April 4, 2022

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
April 4, 2022

