Form 10-Q
period 2022-03-31
MYMETICS CORP
filed 2022-05-13
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

_______________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of May 13, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	March 31,		December 31,
	2022		2021
	(unaudited)
ASSETS
Current Assets
Cash	E	122	E	571
Accounts receivable		411		15
Prepaid expenses		77		87
Total current assets		610		673

Rent deposit		10		10
Property and equipment, net of accumulated depreciation of E479 at March 31, 2022 and E474 at December 31, 2021		36		39
Right-of-Use Asset		212		239
Goodwill		6,671		6,671
	E	7,539	E	7,632

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	E	423	E	47
Operating lease liability		106		110
Non-convertible notes payable and related accrued interest to related parties		8,841		8,790
Convertible notes payable and related accrued interest to related parties		59,186		58,479
Total current liabilities		68,556		67,426

Long Term Liabilities
Debt-Federal Financing Bank		164		162
Operating lease liability		109		130
Total long-term liabilities		273		292
		68,829		67,718

Commitments and Contingencies (Note 3)		-		-

Shareholders’ Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at March 31, 2022 and at December 31, 2021		2,530		2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		-		-
Additional paid-in capital		34,443		34,443
Accumulated deficit		(98,961)		(97,750)
Accumulated other comprehensive income		698		691
Total shareholders’ deficit		(61,290)		(60,086)
Total liabilities and shareholders’ deficit	E	7,539	E	7,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

(In Thousands of Euros, Except Share and Per Share Data)

	Three Months Ended March 31,
	2022		2021
Revenue
Research and development services	E	-	E	3
Advisory services		3		-
Grants revenue		482		131
		485		134
Expenses
Research and development		582		254
General and administrative		332		291
		914		545
Operating Loss		(429)		(411)

Interest expense		694		685
Other expense		88		122
Loss before income tax provision		(1,211)		(1,218)

Income tax provision		-		(28)
Net Loss		(1,211)		(1,246)

Other comprehensive loss
Foreign currency translation adjustment		7		(8)
Comprehensive loss	E	(1,204)	E	(1,254)

Basic and diluted earnings per share	E	(0.00)	E	(0.00)

Weighted-average shares outstanding, basic and diluted		303,757,622		303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

 (In Thousands of Euros)

	Three-month Period Ended March 31, 2021
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total
Balance at December 31, 2020	303,757,622	E	2,530	E	34,443	E	(93,020)	E	695	E	(55,352)

Net loss	-		-		-		(1,246)		-		(1,246)
Translation adjustment	-		-		-		-		(8)		(8)
Balance at March 31, 2021	303,757,622	E	2,530	E	34,443	E	(94,266)	E	687	E	(56,606)

	Three-month Period Ended March 31, 2022
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2021	303,757,622	E	2,530	E	34,443	E	(97,750)	E	691	E	(60,086)

Net loss	-		-		-		(1,211)		-		(1,211)
Translation adjustment	-		-		-		-		7		7
Balance at March 31, 2022	303,757,622	E	2,530	E	34,443	E	(98,961)	E	698	E	(61,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Euros)

	For The Three Months Ended March 31,
	2022		2021
Cash Flow from Operating Activities
Net Loss	E	(1,211)	E	(1,246)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		5		4
Changes in operating assets and liabilities
Receivables		(396)		5
Accrued interests on convertible notes payable		707		767
Accrued interests on non-convertible notes payable		51		44
Accounts payable		376		93
Other		14		6
Net cash used in operating activities		(454)		(327)

Cash Flows from Investing Activities
Purchase of property and equipment		(2)		(10)
Net cash used in investing activities		(2)		(10)

Effect on foreign exchange rate on cash		7		(8)
Net change in cash		(449)		(345)

Cash, beginning of period		571		1,083
Cash, end of period	E	122	E	738

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes		-		28

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period condensed consolidated financial statements of Mymetics Corporation (the “Company”) set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period condensed consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2021.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2022 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates, the Company additionally has generated preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of March 31, 2022, the Company is working on several research projects for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of a intranasal virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

As of March 31, 2022, the Company was engaged in the pre-clinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €98,961 at March 31, 2022. Further, the Company’s current liabilities exceed its current assets by €67,946 as of March 31, 2022, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The cost incurred and granted under the sub-award with Texas Biomed for the period of May to December 2019 was US$547 (€542). The sub-award contract between ULL and the Company for the second year (May 2020 to April 2021) was signed for a total budget of US$870 and US$1,078 for the third year. The total grant revenue incurred as of today is US$2,361 (€2,230), of which US$536 (€482) has been incurred during the quarter ended March 31, 2022. First results are expected to be reported in 2023.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of March 31, 2022, Mymetics has successfully produced five sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations in two different studies. The vaccinations were well tolerated. These studies are ongoing. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH can continue some of the developments that were achieved during the European Horizon 2020 project.

In February 2021, Mymetics announced the publication of results in Frontiers in Immunology with title: “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV-1 Env: Protection of Indian Rhesus Macaques against Mucosal SHIV challenges”.

Option to License Agreement – ANERGIS SA

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2022 or December 31, 2021. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at March 31, 2022 or December 31, 2021. The Company’s United States tax returns are open to audit for the years ended December 31, 2016 to 2019. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2021. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2021.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2022 and 2021, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three months ended March 31, 2022, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 775,330,552 at March 31, 2022 includes 749,580,552 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three months ended March 31, 2021, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 738,730,875 at March 31, 2021 includes 712,980,875 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2022 or December 31, 2021.

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

CONCENTRATIONS

The Company derived 98% and 99% of grant revenue for the three-month period ended March 31, 2021 and 2022 from one partner, respectively. For the period ended December 31, 2021, the Company derived 99% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel’s law firm totaling €6 and €17 for the three months ended March 31, 2021 and 2022, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €67,573, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €68,027 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2022:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	162	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,023	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	256	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2020	E	220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	E	880	(11)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/15/2020	E	170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	E	680	(12)	2.5% pa	N/A	N/A
Eardley Holding A.G.	08/15/2021	E	240	(13)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2021	E	960	(13)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	36,048
Accrued Interest		E	31,979
TOTAL LOANS AND NOTES		E	68,027

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2)	This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5)	The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

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

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of December 31, 2021, and 2020, the probability of the conversion features being exercised was zero. For this reason, the conversion features is not required to be bifurcated from the debt as the fair value is zero at March 31, 2022 and December 31, 2021.

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

The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2024, and can be terminated with a six month notice as of September 30, 2023. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

Note 4. Subsequent Events

In April 2022, the Company agreed with Round Enterprises Ltd and Eardley Holding AG the issuance of promissory notes with a total combined value of €1,200, with an annual interest rate of 2.5%. The promissory notes will be issued in two tranches, one tranche of €600 in April 2022 and the second tranche of €600 about three months later. The maturity date for the first tranche is the later of (i) September 30, 2022, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes. The total amount of the first tranche of €600 is expected to be received on April 31, 2022.

In April 2022, the Company filed a report to the NIH in collaboration with ULL, to validate funds for the fifth year of the ongoing HIV project (May 2022 to April 2023). The approval is pending as of May 13, 2022.

In May 2022, the Company entered into engagement agreements with two biotech consulting firms to source potential licensing, financing and/or acquisition opportunities for the Company under customary compensation terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2022 and 2021 should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and related notes and the description of the Company’s business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our annual report on Form 10-K for the year ended December 31, 2021 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2022.

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

Management has taken measures in-line with the country requirements where we are operational and actively monitoring the impact of this global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

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

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

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

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

For the three months ended March 31, 2022 and 2021, revenue was €485 and €134, of which €482 and €131 was related to the revenue recognized for the work performed under the NIH grant / HIV project and the remaining for a small pre-clinical research project with a US academic institution, for the years 2022 and 2021, respectively.

Costs and expenses increased to €914 for the three months ended March 31, 2022, from €545 (+67.7%) for the three months ended March 31, 2021. The increase is mainly due to the purchase of the influenza inactivated virus cost related to the work performed under the NIH grant / HIV project incurred during the three months ended March 31, 2022.

Research and development expenses increased to €582 in the current period from €254 (+129.1%) in the comparative period of 2021, mainly due to the purchase of the influenza inactivated virus cost related to the work performed under the NIH grant / HIV project incurred during the three months ended March 31, 2022.

General and administrative expenses increased to €332 in the current period from €291 (+14.1%) in the comparative period of 2021, mainly due to the 2020 preliminary annual financial audit work incurred remotely during the year due to the pandemic situation.

Other expenses decreased to €88 for the three months ended March 31, 2022 from €122 (-37.5%) for the three months ended March 31, 2021, mainly due to the foreign exchange revaluation impact of shareholders’ loans based in US$.

Interest expense increased to €694 for the three months ended March 31, 2022 from €685 for the three months ended March 31, 2021 related to existing loans from third party investors.

The Company reported a net loss of (€1,211), or (€0.00) per share, for the three months ended March 31, 2022, compared to a net loss of (€1,246), or (€0.00) per share, for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €122 at March 31, 2022 compared to €571 at December 31, 2021.

During 2021, our revenue has mainly been generated through the NIH grant / HIV project. For 2022, new significant revenues are not expected unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of March 31, 2022, we had an accumulated deficit of approximately €98,961, and had net loss of €1,211 in the three-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities decreased to €458 for the three-month period ended March 31, 2022, compared to €327 for the same period in 2021, mainly due to the receivable related to the NIH grant / HIV project incurred during the three-month period ending March 31, 2022.

Net cash used from investing activities was €(-2) during the three months ended March 31, 2022 and €(-10) during the same period in 2021, mainly due to acquisition of IT equipment.

Net cash provided from financing activities is NIL for the three months ended March 31, 2022 and 2021.

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

 We anticipate that our normal operations will require approximately €1,700 additional funding as of December 31, 2022. We will seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations on the longer term. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations.

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

Cumulative interest expense of €31,979 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the three months period ending March 31, 2022, our principal source of funds has been promissory notes received in 2021 from our two main investors and the revenue generated through the NIH grant / HIV project.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of March 31, 2022, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MYMETICS CORPORATION

Dated: May 13, 2022	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer

