Form 10-Q
period 2022-09-30
MYMETICS CORP
filed 2022-11-14
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

_______________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of November 14, 2022

PART I.    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash	€401	€571
Accounts receivable	58	15
Prepaid expenses	138	87
Total current assets	597	673

Rent deposit	10	10
Property and equipment, net of accumulated depreciation of €483 at September 30, 2022 and €474 at December 31, 2021	30	39
Right-of-Use Asset	159	239
Goodwill	6,671	6,671
Total	€7,467	€7,632

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	€48	€47
Operating Lease Liability	106	110
Non-convertible notes payable and related accrued interest to related parties	10,151	8,790
Convertible notes payable and related accrued interest to related parties	60,915	58,479
Total current liabilities	71,220	67,426

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	176	162
Operating lease liability	57	130
Total long-term liabilities	233	292
	71,453	67,718

Commitments and Contingencies (Note 3)	-	-

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2022 and at December 31, 2021	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none-issued or Outstanding	-	-
Additional paid-in capital	34,443	34,443
Accumulated deficit	(101,648)	(97,750)
Accumulated other comprehensive income	689	691
Total shareholders’ deficit	(63,986)	(60,086)
Total liabilities and shareholders’ deficit	€7,467	€7,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Other	€-	€-	€3	€-
Research and development	-	-	-	3
Grants	130	82	909	372
Revenue total	130	82	912	375
Expenses
Research and development	209	190	1,191	752
General and administrative	320	260	979	828
Expenses total	529	450	2,170	1,580

Operating Loss	(399)	(368)	(1,258)	(1,205)

Interest expense	703	688	2,096	2,057
Other (income) expense	243	86	544	186
Loss before income tax provision	(1,345)	(1,142)	(3,898)	(3,448)

Income tax provision	-	(11)	-	(53)
Net Loss	(1,345)	(1,153)	(3,898)	(3,501)

Other comprehensive income
Foreign currency translation adjustment	(7)	(5)	(2)	(12)
Comprehensive loss	€(1,352)	€(1,158)	€(3,900)	€(3,513)

Basic and dilutive earnings per share	€(0.00)	€(0.00)	€(0.01)	€(0.01)
Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

 (UNAUDITED)

 (In Thousands of Euros)

	Three and Nine-month Period Ended September 30, 2021
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2020	303,757,622	E	2,530	E	34,443	E	(93,020)	E	695	E	(55,352)

Net loss	-		-		-		(1,246)		-		(1,246)
Translation adjustment	-		-		-		-		(8)		(8)
Balance at March 31, 2021	303,757,622	E	2,530	E	34,443	E	(94,266)	E	687	E	(56,606)

Net loss	-		-		-		(1,102)		-		(1,102)
Translation adjustment	-		-		-		-		1		1
Balance at June 30, 2021	303,757,622	E	2,530	E	34,443	E	(95,368)	E	688	E	(57,707)

Net loss	-		-		-		(1,153)		-		(1,153)
Translation adjustment	-		-		-		-		(5)		(5)
Balance at September 30, 2021	303,757,622	E	2,530	E	34,443	E	(96,521)	E	683	E	(58,865)

	Three and Nine-month Period Ended September 30, 2022
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2021	303,757,622	E	2,530	E	34,443	E	(97,750)	E	691	E	(60,086)

Net loss	-		-		-		(1,211)		-		(1,211)
Translation adjustment	-		-		-		-		7		7
Balance at March 31, 2022	303,757,622	E	2,530	E	34,443	E	(98,961)	E	698	E	(61,290)

Net loss	-		-		-		(1,342)		-		(1,342)
Translation adjustment	-		-		-		-		(2)		(2)
Balance at June 30, 2022	303,757,622	E	2,530	E	34,443	E	(100,303)	E	696	E	(62,634)

Net loss	-		-		-		(1,345)		-		(1,345)
Translation adjustment	-		-		-		-		(7)		(7)
Balance at September 30, 2022	303,757,622	E	2,530	E	34,443	E	(101,648)	E	689	E	(63,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Euros)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flow from Operating Activities
Net loss	€(3,898)	€(3,501)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11	14
Changes in operating assets and liabilities
Receivables	(43)	39
Accrued interest on convertible notes payable	2,436	2,083
Accrued interest on non-convertible notes payable	161	136
Accounts payable	1	-
Deferred grant	-	13
Other	(34)	(43)
Net cash used in operating activities	(1,366)	(1,259)

Cash Flows from Investing Activities
Purchase of property and equipment	(2)	(10)
Net cash used in investing activities	(2)	(10)

Cash Flows from Financing Activities
Proceeds from borrowing on-line of credit with federal bank	-	-
Proceeds from issuance of non-convertible notes	1,200	1,200
Net cash provided by financing activities	1,200	1,200

Effect on foreign exchange rate on cash	(2)	(12)
Net change in cash	(170)	(81)

Cash, beginning of period	571	1,083
Cash, end of period	€401	€1,002

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes	-	(48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three and nine-month period ending September 30, 2022 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates, the Company additionally has generated preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of September 30, 2022, the Company is working on several research projects for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of an intranasal virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus. For the Covid-19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam Medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

As of September 30, 2022, the Company was engaged in the pre-clinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €101,648 at September 30, 2022. Further, the Company’s current liabilities exceed its current assets by €70,623 as of September 30, 2022, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has continued to evolve. Although at this date the restrictive measures and impacts are reduced due to the role out of vaccination programs, the extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, emergence of new variants, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019 and is planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is US$8,850 with US$1,940 approved for the first year, US$1,856 approved for the second year, and US$1,720 for the third year. In April 2022, the Company filed a report to the NIH in collaboration with ULL, to validate funds for the fourth year of the ongoing HIV project (May 2022 to April 2023). The funds for the fourth year were approved in May 2022 with a total budget of US$ 1,616.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is US$5,930, with US$1,190 approved for the first year, US$1,052 for the second year, US$ 1,078 for the third year and US$1,328 approved in May 2022 for the fourth year.

The cost incurred and granted under the sub-award with Texas Biomed for the period of May to December 2019 was US$547 (€542). The sub-award contract between ULL and the Company for the period of January 2020 to April 2021, was signed for a total budget of US$870 and US$1,078 for the period May 2021 to April 2022. The total grant revenue incurred as of today is US$2,796 (€2,511), of which US$971 (€909) has been incurred during the nine-months ended September 30, 2022. First results are expected to be reported in 2023.

The project has the objective to prepare the Company’s promising HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of September 30, 2022, Mymetics has successfully produced five sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations in two different studies. The vaccinations were well tolerated. These studies are ongoing. The vaccine is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH will allow the Company to continue some of the developments that were achieved during the European Horizon 2020 project.

In February 2022, Mymetics announced the publication of results in Frontiers in Immunology title: “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV-1 Env: Protection of Indian Rhesus Macaques against Mucosal SHIV challenges”.

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

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2022 or December 31, 2021. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than it’s carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at September 30, 2022 nor December 31, 2021. The Company’s United States tax returns are open to audit for the years ended December 31, 2015 to 2019. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2021. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2021.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2022 and 2021, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and nine months ended September 30, 2022, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 793,630,391 at September 30, 2022 includes 767,880,391 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and nine months ended September 30, 2021, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 757,030,713 at September 30, 2021 includes 731,280,713 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2022 or December 31, 2021.

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

CONCENTRATIONS

The Company derived 100% and 99% of grant revenue for the nine-month periods ended September 30, 2022 and 2021, from one grantor, respectively. For the period ended December 31, 2021, the Company derived 95% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is both a director of the Company and is a partner in Culhane Meadows PLLC, the firm retained as legal counsel by the Company. The Company incurred professional fees to the counsel's law firms totaling €10 and €6 for the three months ended September 30, 2022 and 2021 respectively; and €40 and €17 for the nine months ended September 30, 2022 and 2021, respectively.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €70,603 including interest due as of September 30, 2022. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €71,066 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at September 30, 2022:

						Fixed
					Conversion	Rate
Lender	1st-Issue	Principal	Duration	Interest	Price	EUR/USD
Price	Date	Amount	(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	€194	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	€500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	€1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	€1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	€2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	€1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	€1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	€1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	€5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	€100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	€200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	€2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	€2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	€1,225	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	€306	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	€400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	€100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	€1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	€200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	€322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	€80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	€480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	€120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	€200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	€50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	€500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	€125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	€240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	€60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	€400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	€150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	€600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	€170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	€680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	€60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	€240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	€80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	€320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	€120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	€480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	€120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	€480	(10)	2.5% pa	N/A	N/A
Eardley Holding AG	06/15/2020	€220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	€880	(11)	2.5% pa	N/A	N/A
Eardley Holding AG	12/15/2020	€170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	€680	(12)	2.5% pa	N/A	N/A
Eardley Holding AG	08/15/2021	€240	(13)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2021	€960	(13)	2.5% pa	N/A	N/A
Eardley Holding AG	04/30/2022	€120	(14)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	04/30/2022	€480	(14)	2.5% pa	N/A	N/A
Eardley Holding AG	08/15/2022	€120	(14)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2022	€480	(14)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		€37,452
Accrued Interest		€33,614
TOTAL LOANS AND NOTES		€71,066

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

(14) On April 30, 2022, Round Enterprises Ltd. and Eardley Holding AG each provided two promissory Notes for a total of €960 and €240 in two tranches, respectively, with a 2.5% interest per annum. The first tranche of the promissory Notes of €480 and €120, respectively, were provided immediately. The second tranche of the promissory notes of €480 and €120, respectively, has been provided on August 15, 2022, with a 2.5% interest per annum. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) September 30, 2022, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

On April 2, 2020, the Swiss entity, Mymetics SA, received a federal credit line of Chf168 (€156) in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guaranteed organizations. The interest rate is currently at 0 percent until March 31, 2021. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision took place as of April 1, 2021, but no modification was applied. A first amortization installment of €14 is due on October 3, 2022. The next amortization of €14 will be due on March 31, 2023. The entire loan should be fully amortized by September 30, 2027.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of September 30, 2022, and December 31, 2021, the probability of the conversion features being exercised was zero. For this reason, the conversion features are not required to be bifurcated from the debt as the fair value is zero at September 30, 2022, and December 31, 2021.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2022 and 2021 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2021 and related notes and the description of the Company's business and properties included elsewhere herein.

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

The COVID-19 pandemic has continued to evolve. Although at this date the restrictive measures and impacts are reduced due to the role out of vaccination programs, the extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the emergence of new variants, the duration of the pandemic, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the U.S., Europe, and other countries to contain and treat the disease. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

For the three months ended September 30, 2022 and 2021, revenue was €130 and €82, respectively, which was mainly related to the revenue recognized for the work performed under the NIH grant / HIV project in both years.

Costs and expenses increased to €529 for the three months ended September 30, 2022 from €450 (17.6%) for the three months ended September 30, 2021, of which:

o

Research and development expenses increased to €209 in the current period from €190 (10.0%) in the comparative period of 2021, mainly due to subcontracting services in relation with the NIH grant / HIV project.

o

General and administrative expenses increased to €320 in the three months ended September 30, 2022 from €260 (23.1%) in the comparative period of 2021, mainly due to consulting fees related to the engagement of consultants that will seek business development opportunities for the Company with the goal of obtaining deals for licensing, financing, and/or acquisition.

Interest expense increased to €703 for the three months ended September 30, 2022 from €688 for the three months ended September 30, 2021 related to an increase in existing loans from related parties.

Foreign exchange revaluation, recorded in Other (income) expense, generated net losses of €230 and €75 during the three months ended September 30, 2022 and 2021, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position, reflecting the strong US$ in relation to the Euro.

The Company reported a net loss of (€1,345), or (€0.00) per share, for the three months ended September 30, 2022, compared to a net loss of (€1,153), or (€0.00) per share, for the three months ended September 30, 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Revenue was €912 for the nine months ended September 30, 2022, and €375 for the nine months ended September 30, 2021, which was mainly related to the revenue recognized for the work performed under the NIH grant / HIV project in both years.

Costs and expenses increased to €2,170 for the nine months ended September 30, 2022 from €1,580 (37.3%) for the nine months ended September 30, 2021, of which:

o

Research and development expenses increased to €1,191 in the current period from €752 (58.4%) in the comparative period of 2021, mainly due to the purchase of “influenza inactivated virus” during the first quarter in 2022 in relation with the NIH grant / HIV project.

o

General and administrative expenses increased to €979 in the nine months ended September 30, 2022 from €828 (18.2%) in the comparative period of 2021, mainly due to service fees related to the engagement as of May 2022 of consultants that will seek business development opportunities for the Company with the goal of obtaining deals for licensing, financing, and/or acquisition.

Foreign exchange revaluation, recorded in Other (income) expense, generated net losses of €496 and €154 during the nine months ended September 30, 2022 and 2021, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position, reflecting the strong US$ in relation to the Euro.

The Company reported a net loss of (€3,898), or (€0.01) per share, for the nine months ended September 30, 2022, compared to a net loss of (€3,501), or (€0.01) per share, for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €401 at September 30, 2022 compared to €571 at December 31, 2021.

During 2021, our revenue has mainly been generated through the NIH grant / HIV project. For 2022, new significant revenues are not expected unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of September 30, 2022, we had an accumulated deficit of approximately €102 million, and had net loss of €3,898 in the nine-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities increased to €1,366 for the nine-month period ended September 30, 2022, compared to €1,259 for the same period in 2021, mainly due to the receivable related to the NIH grant / HIV project incurred during the nine-month period ending September 30, 2022.

Net cash used in investing activities was €2 during the nine-months ended September 30, 2022 and €10 during the same period in 2021, mainly due to new IT equipment in Epalinges in 2022 and new laboratory equipment in Leiden in 2021.

Financing activities provided net cash of 1,200 for the nine-months ended September 30, 2022 and 2021, respectively, related to new promissory notes from our main investors.

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

Cumulative interest expense of €33,614 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the nine-month period ending September 30, 2022, our principal source of funds has been promissory notes received in a prior quarter from our two main investors and the revenue generated through the NIH grant / HIV project.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of September 30, 2022, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes of internal control over financial reporting were made in the nine months ended September 30, 2022.

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

MYMETICS CORPORATION

Dated: November 14, 2022	By:	/s/ Ronald Kempers
(Principal Executive, Financial and Accounting Officer)

