Form 10-K
period 2022-12-31
MYMETICS CORP
filed 2023-04-11
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 000-25132

MYMETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-1741849
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

c/o Mymetics SA Route de la Corniche 4 Epalinges Switzerland	CH-1066
Address	Zip Code

c/o Mymetics SA Route de la Corniche 4 Epalinges, Switzerland	CH-1066
Address of Principal Executive Offices	Zip Code

011 41 21 653 4535
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, Par Value $0.01 per share	MYMX	OTCQB venture stage marketplace

Securities registered pursuant to section 12(g) of the act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to USe the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately U.S. $4,649,594 as of December 31, 2022, computed on the basis of the closing price on such date.

As of April 11, 2023, there were 303,757,622 shares of the registrant's Common Stock outstanding.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks which are discussed more fully under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•	We have a history of losses and our future profitability is uncertain.

•	We require significant funding to maintain our current level of operations and continue to operate as a going concern.

•	Because our vaccine product development efforts are in an early stage of development, there is a high risk of failure and we may never succeed in generating product revenue.

•	We are a biotechnology company and face significant risk in developing, manufacturing and commercializing our products.

•	Because we depend on third-parties to conduct some of our laboratory testing, future clinical trials, and our vaccine manufacturing, we may encounter delays in or lose some control over our efforts to develop and supply products.

•	Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.

•	There is significant competition in the development of a vaccine against COVID-19, influenza, and RSV and we may never see returns on the resources we are devoting to our vaccine candidates.

•	We have not completed the development of vaccine products and we may not succeed in obtaining the FDA licensure necessary to sell such vaccine products.

•	Even if regulatory approval is received for our vaccine candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

•	Our success depends on our ability to maintain the proprietary nature of our technology.

•	If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

•	Our significant existing and future indebtedness could adversely affect our ability to operate our business.

•	Because our stock trading is very illiquid and the stock price has been and will likely continue to be highly volatile, the ability to trade our common stock may be difficult and the market price of our common stock may be lower or more volatile than expected.

•	Litigation could have a material adverse impact on our results of operation and financial condition.

3

•

If our stock price is volatile, our stockholders could incur substantial losses and we may become involved in securities-related litigation, including securities class action litigation, that could divert management’s attention and harm our business and subject us to significant liabilities.

•

The Company needs further cash to operate as a going concern, and is dependent on its largest stockholders and debt holders, Round Enterprises Ltd and Eardley Holding AG, who could exert significant influence over the Company and could limit other stockholders' ability to influence the outcome of key transactions, including any change of control.

•	We or the third parties whom we depend upon may be adversely affected by natural or man-made disasters or public health emergencies, such as the COVID-19 pandemic.

•

Cybersecurity incidents could result in unauthorized access to, disclosure, modification, misuse, loss, or destruction of company or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware.

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

We currently do not make, market or sell any products, but we generate some revenue through collaboration projects and grant funding. On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. While we pursue strategic alternatives, due to our lack of liquidity, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

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

STRATEGY

On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. While we pursue strategic alternatives, due to our lack of liquidity, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

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

This approach has resulted in the development of promising vaccine candidates in either the pre-clinical or Phase I stage of development and validations through world leading partnerships.

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

Vaccine	Pre-Clinical	Phase I
HIV-1		X
Covid-19	X
RSV	On hold
Malaria		On hold
Influenza		On hold
Chikungunya	On hold

Additionally to the above pipeline, we have successfully finished a collaboration project in immunotherapy in the field of allergy. This collaboration project with Anergis SA, evaluated the use of Mymetics’ virosomes in combination with Anergis SA Continuous Overlapping Peptides against birch pollen allergy for which we issued a joint publication in January 2021 after two successful studies in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title “Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice”. As of February 1, 2021, Anergis SA has entered into liquidation since it was not able to raise sufficient funds to continue to operate and as of June 17, 2022, Anergis SA has entered into bankruptcy proceedings. We also have started and finished several collaboration immunotherapy projects with Biotech companies in the field of oncology, using our virosome vaccine platform to improve the response rates in cancer treatment.

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

June 2020: Mymetics was supported for virosome-based Covid-19 vaccine development from European Vaccine Infrastructure project (Transvac2). In November 2020 Mymetics started a at Helmholtz Center of Infection Research (HZI) in Germany to evaluate the safety and immunogenicity of different virosome-based Covid-19 vaccine candidates by intramuscular and intranasal administrations. The virosome formulations incorporate and evaluate two different SARS-CoV-2 antigens, one full length stabilized S protein, for which Mymetics is collaborating with the group of Dr. Rogier Sanders at the Amsterdam Medical Center of the University of Amsterdam, the Netherlands, and the second is a receptor binding domain recombinant protein of SARS-CoV-2. The study at HZI is part of the Transvac2 services, funded by the European Union's Horizon 2020 research and innovation program under grant agreement N° 730964

November 2020: Innosuisse (Swiss Innovation Agency) granted Mymetics and Insel Gruppe AG, of which the Inselspital, Bern University Hospital, are part of, were awarded a grant from the Swiss Innovation Agency (Innosuisse). The grant will allow Mymetics in collaboration with the Department of Pneumology at the Inselspital, Bern University Hospital and the Department of Biomedical Research DBMR of Bern University to execute multiple preclinical studies investigating Mymetics’ virosome-based Covid-19 nasal vaccine candidate for safety and tolerance, and its capacity to elicit protective respiratory immunity to block nasal infection and virus spreading to the lungs and brain. These studies were executed during 2021 and 2022 but generated mixed results. While the comparator intramuscular virosome vaccine worked very well and generated good immunological responses, the intranasal virosome vaccine formulation had to be adjusted several times to optimize the immune responses.

Status:

As of the date of this filing, Mymetics was planning to start pre clinical SARS-CoV-2 challenge studies, but uncertainty about funding has delayed this further development.

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

This project resulted in a publication in Nature Partner Journals “Vaccines” of May 18, 2020, describing the results from a new GMP manufacturing process to obtain thermostable HIV-1 gp41 virosome vaccines under solid forms and various mucosal vaccination routes

May 2019 to date: the National Institutes of Health (NIH) awarded the Company and Texas Biomedical Research Institute (Texas Biomed) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels”. The project started on May 1, 2019 and is planned for five years. The overall budget related to the project is US$8.85 million. Since January 1, 2020, Texas Biomedical Research institute has transferred the complete responsibility and their activities related to the NIH grant to the University of Louisiana in Lafayette, which was already a partner in the grant. This project is ongoing. On February 22, 2022 Mymetics published in the scientific journal “Frontiers of Immunology” a paper with the title “Cooperation Between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV-1 Env: Protection of Indian Rhesus Macaques Against Low-Dose Intravaginal SHIV Challenges”.

Next Steps:

Mymetics is evaluating further collaboration opportunities, specifically if the protection data in Non-Human Primates from the NIH project is positive, the Company plans to apply for grant funding for the acceleration towards the clinical trial development for the Mymetics HIV vaccine candidate.

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

Next steps:

Due to limited resources and the focus on Covid-19, Mymetics has halted the further development of its malaria vaccine for an indefinite time.

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

Next steps:

Following the termination of the license and collaboration agreement with RSVC in 2016, Mymetics has put the further development of this vaccine candidate on hold for an indefinite time.

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

Jan. 2016 to date: Mymetics has started the discovery phase of this project where we are assessing the overall CHIKV glycoprotein yields in scale up insect cell culture. In this project we have worked with the University of Wageningen in the Netherlands that has extensive expertise in this field. The project has been delayed due to other priorities and we have no plan to restart this.

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

HUMAN CAPITAL

Employees:

As of March 31, 2023, we have eight employees. Of our workforce, six are engaged primarily in research, development and manufacturing activities and two are principally in finance and accounting, legal and administrative functions.

Ronald Kempers is our President and Chief Executive Officer and Chief Financial Officer.

Our Swiss subsidiary, Mymetics S.A., has on its payroll, besides the CEO, three employees: the Company’s Chief Scientific Officer (CSO), the Director of Finance and the Head of Manufacturing and Quality.

Mymetics B.V. has one full time executive officer (CSO), one part-time administrative assistant and two technicians.

On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. While we pursue strategic alternatives, due to our lack of liquidity, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

AVAILABLE INFORMATION

Our principal executive offices are located at Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges, Switzerland, and our telephone number is +41 21 653 4535. We maintain a web site at www.mymetics.com, at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports and all amendments to those reports available at www.mymetics.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request . In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future and may never achieve profitability.

We historically have incurred net losses. In the years ended December 31, 2022, and December 31, 2021, we sustained net loss of approximately €4,805 and €4,730, respectively. At December 31, 2022, we had an accumulated deficit of approximately €102,555.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

.	the timing and cost of product development;

.	the progress and cost of preclinical and clinical development programs;

.	the timing and cost of obtaining necessary regulatory approvals;

.	the timing and cost of sales and marketing activities for future products; and

-	the costs of pending and any future litigation of which we may be subject.

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

Accordingly, we expect to generate additional operating losses at least until such time as we are able to generate significant revenues, and may never achieve profitability.

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

We will require capital to fund our operations, and if we fail to obtain necessary financing, we will be unable to complete the development and potential commercialization of our product candidates and will be unable to continue to operate as a going concern.

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

.

initiation, progress, timing, costs and results of pre-clinical studies and clinical trials, including patient enrolment in such trials, for our product candidates or any other future product candidates;

.	clinical development plans we establish for our current product candidates and any other future vaccine product candidates;

.	number and characteristics of vaccine product candidates that we develop or in-license;

.

outcome, timing and cost of regulatory review by the Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

.	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

.	effects of competing technological and market developments;

.	costs and timing of the implementation of commercial-scale manufacturing activities; and

-	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

-

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable and to continue to operate as a going concern will be compromised.

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

To date, we have no vaccine products approved for commercial sale and have not generated any revenues from sales of any vaccine product candidate. We do not know when, or if, we will generate any revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize our current or future vaccine product candidates. Even if we are able to successfully receive regulatory approval for any of our vaccine product candidates, we do not know when they will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

.	successfully complete development activities, including enrolment of study participants and completion of the necessary clinical trials;

.	complete and submit new drug applications, or NDAs, to the FDA, and obtain regulatory approval for indications for which there is a commercial market;

.	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

.	make or have made commercial quantities of our products at acceptable cost levels;

.	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves;

.	find suitable partners to help us market, sell and distribute our approved products in markets other than the markets in which we choose to commercialize on our own; and

-	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers.

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

Risks related to COVID-19

The COVID-19 pandemic presented a substantial public health and economic challenge around the world and has affected our employees, communities and business operations, as well as the U.S. and European economy and financial markets. The full extent to which the COVID-19 pandemic will continue to directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of concern, the actions taken to contain or treat COVID-19, and its economic impact on local, regional, national and international markets.To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and research activities. It is possible that the COVID-19 pandemic and new variants of concern may have an impact in the future on us and/or our third-party suppliers and partners' ability to collaborate and manufacture our products.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

Two of our major shareholders, Round Enterprises and Eardley Holding, have issued secured convertible notes, short term convertible notes and short term promissory notes, which have a total carrying amount of €71,235, including currently due interest. Under the terms of the convertible notes both Round Enterprises and Eardley Holding have the right to demand repayment, which will then be due at the end of the subsequent quarter following the repayment request of those convertible notes and exercise their rights as secured creditors under the terms of these notes, and we are required to repay the other notes unless Round Enterprises and Eardley Holding elect to convert the notes. We could in the future incur additional indebtedness beyond our borrowings under the outstanding secured convertible notes.

Our outstanding indebtedness combined with our other financial obligations and contractual commitments, including any additional indebtedness beyond our borrowings under our secured convertible notes issued to Round Enterprises and Eardley Holding, could have significant adverse consequences, including:

.

requiring us to dedicate a portion of our cash resources to the payment of interest and principal, and prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

.	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

.	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

.	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

-	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

As of December 31, 2022, we had federal net operating loss carryforwards in the U.S. of €94 million. Of this amount, €86 million will expire in years 2023-2040. Tax credit carryforwards of €224 which if not utilized will expire in 2023. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including this offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

We might not be able to continue as a going concern.

Our cash balances, recurring losses, negative cash flows from operations, and debt outstanding as of December 31, 2022 and our projected spending in 2023, raise substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

Risks Related to Our Business and Development of Our Products

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our vaccine product candidates, which will require significant capital resources and years of additional clinical development effort.

We do not have any products that have regulatory approval. Currently, our vaccine product candidates are in early preclinical stages of development. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates for a target indication, we must demonstrate with substantial evidence gathered in pre-clinical studies and well-controlled clinical trials, generally including well-controlled Phase III studies to the satisfaction of applicable regulators, that our product candidates are safe and effective for use for the target indication and that the manufacturing facilities, processes and controls are adequate. Even if our product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our product candidates. Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third party and government payers. If we are unable to successfully commercialize our product candidates, we may not be able to earn sufficient revenues to continue our business.

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

Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

.	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

.	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

.

delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

.

delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

.	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

.	delay or failure in recruiting and enrolling suitable study subjects to participate in a trial;

.	delay or failure in study subjects completing a trial or returning for post-treatment follow-up;

.	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

.

inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same or similar indication;

.	failure of our third party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

.	delay or failure in adding new clinical trial sites;

.	ambiguous or negative interim results or results that are inconsistent with earlier results;

.

feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent pre-clinical studies and clinical trials, that might require modification to the protocol for the trial;

.

decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

.	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events;

.	failure of a product candidate to demonstrate any benefit;

.	difficulties in manufacturing sufficient quantities of a product candidate for use in clinical trials;

.

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

Additionally, if any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

.	we may be forced to suspend marketing of the product;

.	regulatory authorities may withdraw their approvals of the product;

.	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of the product;

.	we may be required to conduct post-market studies;

.	we could be sued, could incur substantial litigation expenses and may be held liable for harm caused to subjects or patients; and

-	our reputation may suffer.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory authority may:

.	issue warning letters or untitled letters;

.	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

.	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

.	seek an injunction or impose civil or criminal penalties or monetary fines;

.	suspend or withdraw regulatory approval;

.	suspend any ongoing clinical trials;

.	refuse to approve pending applications or supplements to applications filed by us;

.	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

-	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:

.	issue a warning letter asserting that we are in violation of the law;

.	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

.	suspend or withdraw regulatory approval;

.	suspend any ongoing clinical trials;

.	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

.	restrict the marketing, manufacturing or distribution of the product;

.	seize or detain the product or otherwise require the withdrawal of the product from the market;

.	refuse to permit the import or export of products; or

-	refuse to allow us to enter into supply contracts, including government contracts.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

.	efficacy and safety of our product candidates, or our product candidates administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;

.	clinical indications for which our product candidates are approved;

.	recommendation of physicians and patients of our product candidates as safe and effective treatments;

.	potential and perceived advantages of our product candidates over alternative treatments;

.	prevalence and severity of any side effects;

.	product labeling or product insert requirements of the FDA or other regulatory authorities;

.	timing of market introduction of our product candidates as well as competitive products;

.	cost of treatment in relation to any alternative treatments available;

.	availability of coverage and adequate reimbursement and pricing by government and private payers;

.	relative convenience and ease of administration; and

-	effectiveness of our sales and marketing efforts.

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

We plan to seek regulatory approval for our product candidates outside of the United States, and accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including but not limited to:

.	differing regulatory requirements in foreign countries;

.	the potential local sellers importing goods from a foreign market with low or lower prices rather than buying them locally from us;

.	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

.	economic weakness, including inflation, or political instability in particular foreign economies and markets;

.	costs of compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

.	foreign taxes, including withholding of payroll taxes;

.	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

.	difficulties staffing and managing foreign operations;

.	workforce uncertainty in countries where labor unrest is more common than in the United States;

.

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

.	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

-	business interruptions resulting from geo-political actions, including war and terrorism.

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

We face an inherent risk of product liability exposure related to the testing of our vaccine product candidates by us or our investigators in human clinical trials. We will face an even greater risk if one or more of our product candidates receives regulatory approval and we commercially sell our products. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates or approved products. If we cannot successfully defend ourselves against claims that our product candidates or approved products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

.	decreased demand for our product candidates and/or approved products;

.	termination of clinical trial sites or entire trial programs;

.	injury to our reputation and significant negative media attention;

.	withdrawal of clinical trial subjects;

.	significant costs to defend the related litigation;

.	substantial monetary awards to clinical trial subjects or patients;

.	loss of revenue;

.	diversion of management and scientific resources from our business operations;

.	the inability to commercialize our product candidates; and

-	increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public.

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

31

.

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

.

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

.

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

.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

.

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

.

others may be able to make compounds or formulations of our product candidates that are similar to our product candidates' formulations but that are not covered by the claims of the patents that we own or control;

.	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

.

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

If we fail to attract and retain senior management and key scientific personnel, we will be unable to successfully consumate a strategic transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

As of December 31, 2022, we had eight full-time employees, including those in our two subsidiaries. On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. While we pursue strategic alternatives, due to our lack of liquidity, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

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

Risks Related To Cybersecurity

Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors.

Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. There can be no assurance that any future cyber incidents would not lead to costs or consequences that materially impact our operations or business. We cannot guarantee that we will be able to react in a timely manner, or that our remediation efforts following an assessment or a cybersecurity incident will be successful.

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

Our executive officers, directors and Round Enterprises Ltd. and Eardley Holding AG, whose representative serves on the Board of Directors collectively owned approximately 54% of our outstanding voting stock. This concentration of ownership could harm the market price of our securities by:

.	limiting the volume of active trading;

.	delaying, deferring or preventing a change in control of our company;

.	impeding a merger, consolidation, takeover or other business combination involving our company; or

-	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their securities, and might negatively affect the prevailing market price for our securities.

 The Company needs further cash to operate as a going concern and is dependent on its largest stockholders and debt holders, Round Enterprises Ltd and Eardley Holding AG, who could exert significant influence over the Company and could limit other stockholders' ability to influence the outcome of key transactions, including any change of control.If we do not meet the listing standards of a national securities exchange our investors’ ability to make transactions in our securities will be limited and we will be subject us to additional trading restrictions.

Our securities currently are traded over-the-counter on the OTCQB market and are not qualified to be listed on a national securities exchange, such as NASDAQ. Accordingly, we face significant material adverse consequences, including:

.	a limited availability of market quotations for our securities;

.	reduced liquidity with respect to our securities;

.

our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

.	a limited amount of news and analyst coverage for our company; and

-	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Provisions in our certificate of incorporation and bylaws that will become effective in connection with consummation of this offering, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

.	permit our Board of Directors to issue up to ten million shares of preferred stock, with any rights, preferences and privileges as it may designate;

.

provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

.	establish a classified Board of Directors such that only one of three classes of directors is elected each year;

.

not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

.	provide that special meetings of our stockholders may be called by a majority of the Board of Directors;

-	provide that our board of directors is expressly authorized to make, alter or repeal the bylaws.

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

As of the date of this Annual Report on Form 10-K, our directors, executive officers and our largest shareholders Round Enterprises Ltd and Eardley Holding AG, whose representative serves on our Board of Directors owned approximately 54% of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors, executive officers and our largest shareholder whose representative serves on our Board of Directors, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

If our stock price is volatile, our stockholders could incur substantial losses, and we may become involved in securities-related litigation, including securities class action litigation, that could divert management’s attention and harm our business and subject us to significant liabilities.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

.	the success of competitive products or technologies;

.	results of clinical trials of our product candidates;

.	the timing of the release of results of our clinical trials;

.	results of clinical trials of our competitors’ products;

.	regulatory actions or legal developments with respect to our products or our competitors’ products;

.	developments or disputes concerning patent applications, issued patents or other proprietary rights;

.	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

.	actual or anticipated fluctuations in our financial condition and results of operations;

.	publication of research reports by securities analysts about us or our competitors or our industry;

.	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

.	additions and departures of key personnel;

.	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

.	the passage of legislation or other regulatory developments affecting us or our industry;

.	fluctuations in the valuation of companies perceived by investors to be comparable to us;

.	sales of our common stock by us, our insiders or our other stockholders;

.	speculation in the press or investment community;

.	announcement or expectation of additional financing efforts;

.	changes in accounting principles;

.	terrorist acts, acts of war or periods of widespread civil unrest;

.	natural disasters and other calamities;

.	changes in market conditions for biopharmaceutical stocks; and

-	changes in general market and economic conditions.

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets.

Further, any future lawsuits or litigation could result in substantial costs, divert our resources and management's attention, and require us to make substantial payments to satisfy judgments or to settle litigation.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Corporation's common stock is quoted on the OTC Bulletin Board under the trading symbol "MYMX".

(b)	Stockholders. At March 31, 2023, we had 611 holders of record of our common stock, some of which are securities clearing agencies and intermediaries.

(c)	Dividends. We have not paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans.

 EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2022.

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

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2022, and ending on December 31, 2022, no issuance of unregistered securities were made.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended December 31, 2022, and 2021 should be read in conjunction with our audited consolidated financial statements and related notes and the description of our business and properties included elsewhere herein.

BUSINESS UPDATE REGARDING COVID-19

The COVID-19 pandemic presented a substantial public health and economic challenge around the world and is affected our employees, communities and business operations, as well as the U.S. and European economy and financial markets. The full extent to which the COVID-19 pandemic will continue to directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of concern, the actions taken to contain or treat COVID-19, and its economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future due to the COVID-19 pandemic. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and research activities. It is possible that the COVID-19 pandemic and response efforts may have an impact in the future on us and/or our third-party suppliers and contract manufacturing partners' ability to collaborate and manufacture our products.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021:

We reached €1,028 and €430 in revenue for the years ending December 31, 2022 and 2021, respectively. For 2022, €1,025 was related to the revenue recognized for the work performed under the NIH Grant project. For 2021, €427 was related to the revenue recognized for the work performed under the NIH Grant project.

Research and development expenses increased to €1,442 in the current period from €975 in the comparative period of 2021, an increase of 47.9% due to additional subcontracting services and purchase of inactivated virus related to the NIH Grant project incurred during the year 2022.

General and administrative expenses increased to €1,331 in the year ended December 31, 2022 from €1,105 in the comparable period of 2021, an increase of 20.5% mainly due to legal, fiscal and consulting fees related to the engagement of consultants that sought business development opportunities for the Company with the goal of obtaining deals for licensing, financing, and/or acquisition recognized during the year ended December 31, 2022. There are no guarantees that these efforts will result in obtaining funds to continue to operate as a going concern.

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

In January 2021, following the two successful studies with its virosome platform, Mymetics announced the acceptance of its joint publication in the scientific journal Clinical & Experimental Allergy with Stallergenes Greer SA and Anergis SA, with the title: Bet v 1 contiguous overlapping peptides anchored to virosomes with TLR4 agonist enhance immunotherapy efficacy in mice. As of February 1, 2021, Anergis SA announced that it had to enter into liquidation procedures since it was not able to raise sufficient funds to continue to operate and as of June 17, 2022, Anergis SA has entered into bankruptcy proceedings . This has no implications on the business of the Company going forward.

As of December 31, 2022, the Company was engaged in the pre-clinical testing of some of its vaccine candidates and a commercially viable product is not expected for several more years. The Company is working actively on the COVID-19 virosome vaccine preclinical development with leading academic institutions and exploring additional research projects with commercial partners for immunotherapy in the field of oncology. Mymetics started the project funded by the National Institutes of Health (NIH) on May 1, 2019, which is still ongoing, and will test Mymetics virosome based HIV vaccine candidate in non-human primates at the University of Louisiana at Lafayette and prepare for the clinical trial development of the vaccine candidate if the studies are succesful.

Since April 2020, the Company has started to work on the development of a virosome-based vaccine to prevent Covid-19, the disease caused by the SARS-CoV-2 virus and has attracted some in-kind contributions from the European Community through their Transvac2 program. For the Covid-19 vaccine candidates the Company is collaborating with leading academic institutions, like Baylor College of Medicine in Texas. The early stage of these projects entail a high risk of failure and a product that generates revenues may never be reached.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2022 and December 31, 2022, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

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

Our business plan is predicated by the size and availability of our resources and available financing. The short-term focus of our research team is aimed on the execution of further development of our virosome platform for an intranasal Covid-19 vaccine and in the cancer immunotherapy field. In parallel, we are eager to advance our promising HIV-1 vaccine candidate through the NIH grant.

On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. While we pursue strategic alternatives, due to our lack of liquidity, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

LIQUIDITY AND CAPITAL RESOURCES

We had €313 cash at December 31, 2022, compared to €571 at December 31, 2021.

During 2022, our revenue has mainly been generated through the NIH project. For 2023, besides revenue to be recognized under the NIH grant project, new significant revenues are not expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of December 31, 2022, we had an accumulated deficit of approximately €103 million and generated net loss of €4,805 in the year ended December 31, 2022. The net loss in 2022 was mainly associated with interest expenses on shareholder loans (€2,800) and expenses that are not covered by revenues. We expect to continue to incur expenses in the future for research, development and activities related to the future licensing of our technologies.

Net cash used in operating activities increased to €1,687 for the year ended December 31, 2022, compared to €1,698 for the year ended December 31, 2021, mainly due to the timing of payments received for our grant project.

Investing activities used cash of €2 and €10 for the year ended December 31, 2022, and 2021, respectively, related to the purchase of laboratory equipment in the Netherlands during the year ended December 31, 2021.

Financing activities provided €1,450 and €1,200 cash for the year ended December 31, 2022 and 2021, respectively, through shareholder loans from our main investors, while we repaid a first tranche of €14 of the Swiss Federal Government loan in 2022

Our major shareholder, a member of our Board of Directors and another previous investor have made available an aggregate €71,704 in the form of notes payable including accumulated interest, the details of which are described in Note 2 of our financial statements.

On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. As we pursue strategic alternatives, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees and are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable.

Additional funding requirements during the next 12 months will be needed. In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, complemented by the grant agreements for our HIV vaccine candidate.

We are seeking startgic alternatives for the Company, including the sale of all or part of the Company, in parallel we seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations or sell the Company. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

RECENT FINANCING ACTIVITIES

During 2022, our principal source of funds has been revenudes related to the NIH grant / HIV project and additional promissory notes from our two main investors.

We have filed or are in the process of filing several new grant applications with U.S. and European institutions in relation to our virosome based vaccines.

We anticipate using our current funds and those we receive in the future both to meet our working capital needs and for funding the ongoing vaccines pre-clinical research costs for new virosome vaccine.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next two months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2023, we will need additional funding through future collaborative arrangements, licensing arrangements, a sale of all or part of the Company and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available when needed or if a sale will be succesfull.

To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future due to the COVID-19 pandemic. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and research activities. It is possible that the COVID-19 pandemic and response efforts may have an impact in the future on us and/or our third-party suppliers and contract manufacturing partners' ability to collaborate and manufacture our products. .

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of December 31, 2022 that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our number of directors is established at three, divided into three classes, designated as Class I, Class II and Class III. The term of the Class II directors will expire at the 2022 annual meeting of stockholders, and the term of the Class III directors will expire at the 2022 annual meeting of stockholders. A plurality of the votes of the shares of the registrant’s common stock present in person or represented by proxy at the annual meeting and entitled to vote on the election of directors are required to elect the directors. The Board members have three year terms and in the absence of a vote at an annual meeting of stockholders, they continue for successive three year terms until they are replaced or resign.

On December 20, 2022, Ernest M. Stern resigned as a member of the Board of Directors of the Compan and as a member of the Audit Committee. On January 16, 2023, the Board appointed Marcel B. Rüegg to the Board to fill the vacancy created by Mr. Stern’s resignation. Mr. Rüegg was also appointed to the Audit Committee.

The following table sets forth information regarding each of our current directors and executive officers:

			EXPIRATION
			OF TERM AS
NAME	CURRENT POSITION WITH THE COMPANY	AGE	A DIRECTOR

Ronald Kempers	Chief Financial Officer (appointed August 1, 2010), Chief Executive Officer (appointed November 19, 2012)	55	n/a

Thomas Staehelin (Class II)	Director	75	2022

Ulrich Burkhard (Class III)	Director	62	2022

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

DR. THOMAS STAEHELIN

Dr. Staehelin is Senior Managing Partner of Fromer Advocatur und Notariat, a law firm located in Basel, Switzerland. Dr. Staehelin focuses primarily on corporate and tax law. Dr. Staehelin has served as a member of this law firm since 1975. Dr. Staehelin also serves on the boards of various Swiss companies. Dr. Staehelin received his Ph.D. degree in Law from the University of Basel. He formerly served as a member of the cantonal parliament of Basel.

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

MARCEL RUEGG

Since January 16, 2023, Marcel Rüegg is an independent board member of Mymetics and has over 25 years experience in banking, corporate finance and risk management. Over the last 5 years he has been holding board positions on several Swiss and international companies and continues to do so. Formerly built a strong career in private banking at JP Morgan and Credit Suisse. Dr. Rüegg received his Ph.D in financial mathematics and obtained a Master degree in Mathematics from the Swiss Federal Institute of Technology (ETH) in Zürich.

AUDIT COMMITTEE

The Company’s board of directors has appointed Dr. Thomas Staehelin and Ernest M. Stern to serve as members of its Audit Committee. The board of directors has determined that Dr. Staehelin qualifies as our "audit committee financial expert" and is independent as that term is defined under NASDAQ Rule 4200(a)(15).

On December 20, 2022, Ernest M. Stern resigned as a member of the Board of Directors and is no longer member of the Audit Committee. On January 16, 2023, the Board appointed Marcel B. Rüegg to the Board to fill the vacancy created by Mr. Stern’s resignation. Mr. Rüegg was also appointed to the Audit Committee.

CODE OF ETHICS

The registrant has adopted a Code of Ethics that applies to its executive officers, including its chief executive officer, as well as to the entire staff of the Company. A copy of the Code of Ethics is filed as an exhibit to Form 10-K annual report for the year ended December 31, 2022, hereby incorporated by reference.

MEETINGS OF THE BOARD OF DIRECTORS

In 2022, our Board of Directors held ten meetings, which were all conducted by telephone conference call. All directors attended each of the Board meetings. The Board of Directors has determined that Mr. Stern is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2022.

Shareholders may contact our Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at c/o Mymetics S.A., Biopole, Route de la Corniche 4, CH-1066 Epalinges, Switzerland, or for Brian Hoffmann, McDermott Will & Emery LLP, One Vanderbilt Avenue, New York, NY 10017, United States, Attn: Secretary. All communications directed to our board of directors or individual directors in this manner will be relayed to the intended recipients.

We do not have a separate nominating committee and do not believe that such a committee is required at this time given our emphasis on research and development rather than active revenue generating business and our limited shareholder base.

DIRECTORS’ FEES

Our non-executive directors became eligible for compensation of €10,000 each for their services as directors in 2022, which were paid during the month of January 2023.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended December 31, 2022, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Chief Executive Officer and Chief Financial Officer

As Chief Executive Officer and Chief Financial Officer, Mr. Kempers was paid a salary of CHF300 for the twelve months ending December 31, 2022.

Compensation of Chief Scientific Officer

Dr. Fleury was the Company’s Scientific Consultant from July 31, 2003 until November 3, 2003 when he was appointed Chief Scientific Officer. As of January 1, 2010, Dr. Fleury’s based salary has been converted into CHF300, which is approximately equal to his previous salary of €216 at the exchange rate at that time.

SUMMARY COMPENSATION TABLE

(In Thousands of Euros)

The following table sets forth for the last two fiscal years information on the annual compensation earned by our directors and officers.

Name and Principal Position		Year	Salary (E)	Bonus (E)	Awards (E)	Stock Awards (E)	Option Plan (E)	Non-Equity Incentive Earnings (E)	Change in Pension Value and Nonqualified Deferred Compensation (E)	Total Annual Compensation

Ronald Kempers	(6)	2022	282	-	-	-	-	-	-E	282	(1)
(CEO)		2021	282	-	-	-	-	-	-E	282	(1)

Sylvain Fleury, Ph. D.	(6)	2022	282	-	-	-	-	-	-E	282	(2)
(CSO)		2021	282	-	-	-	-	-	-E	282	(2)

Thomas Staehelin, Dr.		2022	10	-	-	-	-	-	-E	10	(3)
		2021	10	-	-	-	-	-	-E	10	(3)

Ernest Stern		2022	10	-	-	-	-	-	-E	10	(4)
		2021	10	-	-	-	-	-	-E	10	(4)

Ulrich Burkhard		2022	-	-	-	-	-	-	-E	-	(5)
		2021	-	-	-	-	-	-	-E	-	(5)

(1)	Mr. Kempers has been Mymetics’ Chief Operating Officer since July 1st, 2009, Chief Financial Officer since August 1, 2010, and was appointed Chief Executive Officer on November 19, 2012.

(2)	Dr. Fleury has been appointed as Mymetics’ Chief Scientific Officer on November 3, 2003.

(3)

Dr. Staehelin is a member of the Board of Directors and of the Audit Committee of the Company. He was elected on July 2, 2007 as non-executive director and eligible for annual compensation of E10 for attendance at the Board meetings, whether in person or by telephone.

(4)

Ernest Stern was a member of the Board of Directors and of the Audit Committee of the Company. He was elected on January 21, 2008 as non-executive director and eligible for annual compensation of E10 for attendance at the Board meetings, whether in person or by telephone. On December 20, 2022, Ernest M. Stern resigned as a member of the Board of Directors of the Company. Mr. Stern was a member of the Audit Committee..

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2022, by: (a) each of our named executive officers; (b) each of our directors; (c) each person known to the management to be the beneficial owner of more than 5% of our outstanding voting securities; and (d) all of our current executive officers and directors as a group. The following is based solely on statements and reports filed with the Securities and Exchange Commission or other information we believe to be reliable.

There were 303,757,622 shares of our common stock outstanding on March 31, 2023. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2023, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Ulrich Burkhard (1) Director	Common	--		0%

Dr. Thomas Staehelin (1) Director	Common	136,992,808	(2)	12.38%

Dr. Sylvain Fleury (1) Chief Scientific Officer	Common	7,800,000	(3)	0.70%

Ronald Kempers (1) CEO, CFO and President	Common	20,100,000	(6)	1.82%

Round Enterprises Ltd. (1)	Common	762,171,316	(5)	71.64%

All current executive officers and directors as a group (4 persons)	Common	957,573,876	(7)	86.54%

(1)	Address is Mymetics Corporation, co Mymeics SA, Biopole, Route de la Corniche 4, CH-1066 Epalinges (Switzerland),

(2)	Dr. Thomas Staehelin’s beneficial ownership includes 124,512,901 potentially issuable shares from conversion of convertible loans from Eardley.

(3)

Dr. Sylvain Fleury’s beneficial ownership includes 500,000 shares that were issued for services, 1,000,000 that were acquired through conversion of unpaid salary and expenses and 5,000,000 that were acquired as a bonus and stock options to acquire 1,300,000 shares that have vested or vest within 60 days of this filing.

(4)	500,000 shares were issued for services rendered.

(5)

As stated in the Form 13-D filed by Round Enterprises Ltd. all its shares are held through Anglo Irish Bank, SA, as nominee which, as a fiduciary, cannot take any action without the prior consent of Round Enterprises Ltd. This includes 651,674,517 potentially issuable shares from conversion of convertible notes in addition to 141,006,552 shares of common stock held of record by Round Enterprises Ltd.

(6)

Ronald Kempers’ beneficial ownership includes 100,000 shares acquired from previous shareholder, 3,000,000 shares that were issued through exercise of stock options and an option to acquire 17,000,000 shares related to stock options that have vested or will vest within 60 days of this filing.

(7)	This amount includes 794,487,417 shares of common stock issuable upon conversion of convertible notes and vested options.

ISSUANCES OF UNREGISTERED SECURITIES

During the period commencing on January 1, 2022, and ending on December 31, 2022, no issuance of unregistered securities were made.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received loans from Round Enterprises and Eardley Holding totalling E1,160 and E290, respectively, for which the Company issued to each lender promissory notes on April 30, 2022, August 15, 2022, and December 31, 2022, all bearing interest of 2.5% per annum. The maturity dates of the promissory notes are the later of (i) March 31, 2023, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the audit fees billed to us for professional services rendered by Fruci & Associates II, PLLC, during fiscal year 2022 and 2021, and tax fees billed to us for the professional services rendered by BDO USA, LLP, during fiscal year 2022 and 2021:

	2022	2021

Audit Fees	$55	$58
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Total	$55	$58

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

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance f the audit or review of our financial statements and are not reported as Audit Fees. During fiscal years 2022 and 2021, no services were provided in this category.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During fiscal 2022 and 2021, the services provided in this category included assistance and advice in relation to the preparation of corporate income tax returns.

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

10.70	Second Amended and Restated Executive Employment Agreement of Dr. Sylvain Fleury. (49)
10.71	Amendment of convertible secured notes issued to Round Enterprises Ltd., Eardley Holding A.G. and Anglo Irish Bank. (50)
10.72	Election of Ronald Kempers as President and Chief Executive Officer. , Departure of Dr. Christopher S. Henney and Grant Pickering from the Board of Directors. (51)
11.1	Statement Regarding Calculation of Per Share Earnings.
14.1	Code of Ethics.
21.1	List of Subsidiaries
23.2	Consent of BDO USA, LLP
24.1	Powers of Attorney (included on the signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Schedule 14C filed with the Securities and Exchange Commission on April 26, 2001.

(2)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

(3)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on April 15, 1999.

(4)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 13, 1999.

(5)	Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on August 8, 2002.

(6)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(7)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-88782, filed with the Securities and Exchange Commission on May 22, 2002.

(9)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2000.

(10)	Incorporated by reference to Schedule 13D/A filed by MFC Bancorp Ltd. With the Securities and Exchange Commission on dated January 2, 2001.

(11)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 14, 2001.

(12)	Incorporate by reference to the Company's Registration Statement on Form S-8, File No. 333-15831, filed with the Securities and Exchange Commission on November 8, 1996.

(13)	Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-15829, filed with the Securities and Exchange Commission on November 8, 1996.

(14)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, and filed with the Securities and Exchange Commission on March 29, 2002.

(15)	Incorporated by reference to the Company's report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(16)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, and filed with the Securities and Exchange Commission on March 27, 2003.

(17)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

(18)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005.

(19)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(20)	Incorporated by reference to the Company's report on Form 10-Q for the period ended June 30, 2006, and filed with the Securities and Exchange Commission on August 21, 2006.

(21)	Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 17, 2007.

(22)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

(23)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2008.

(24)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

(25)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(26)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.

(27)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.

(28)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2009.

(29)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(30)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

(31)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(32)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2009.

(33)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

(34)	Incorporated by reference to the Company's Statement on Form 4, filed with the Securities and Exchange Commission on July 28, 2009.

(35)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on July 14, 2010.

(36)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on August 9, 2010.

(37)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2010.

(38)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010.

(39)	Incorporated by reference to the Company's Statement on Form 4 filed with the Securities and Exchange Commission on December 2, 2010.

(40)	Incorporated by reference to the Company's Statement on Form 3 filed with the Securities and Exchange Commission on December 20, 2010.

(41)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2011.

(42)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(43)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(44)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2011.

(45)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.

(46)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 03, 2012.

(47)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.

(48)	Incorporated by reference to the Company's Statement on Form 13D filed with the Securities and Exchange Commission on April 05, 2012.

(49)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 02, 2012.

(50)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.

(51)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012.

(52)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.

(53)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 03, 2014.

(54)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on February 28, 2014.

(55)	Incorporated by reference to the Company's report on Form S-8 filed with the Securities and Exchange Commission on April 11, 2014.

(56)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.

(57)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.

(58)	Incorporated by reference to the Company's statement on Form SC 13D/A filed with the Securities and Exchange Commission on March 17, 2015.

(59)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2015.

(60)	Incorporated by reference to the Company's Schedule PRE 14C filed with the Securities and Exchange Commission on October 26, 2015.

(61)	Incorporated by reference to the Company's Schedule DEF 14C filed with the Securities and Exchange Commission on November 9, 2015.

(62)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2016.

(63)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2016.

(64)	Incorporated by reference to the Company's report on Form 8-K/A filed with the Securities and Exchange Commission on January 26, 2017.

(65)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2018.

(66)	Incorporated by reference to the Company's Schedule PRE 14C filed with the Securities and Exchange Commission on December 27, 2019.

(67)	Incorporated by reference to the Company's Schedule DEF 14C filed with the Securities and Exchange Commission on January 7, 2020.

(68)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2020.

(69)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021.

(70)	Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022.

 (c) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mymetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mymetics Corporation and subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company experienced continual negative cash flows from operations, has had significant losses since inception, and has a significant accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 1 to the consolidated financial statements, the Company has goodwill will a carrying value of approximately €6,671,000 and is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2022, the Company recorded no impairment charge.

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

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and underlying business unit, we performed audit procedures that included, among other things:

•	Assessing the methodologies and testing the significant assumptions and underlying data used by the Company in its analysis and its relation to generally accepted accounting principles.

•	Assessing the current financial forecast in light of management’s current plans, and the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

Revenue Recognition

Description of the Critical Audit Matter

As discussed in Note 1 to the consolidated financial statements, revenue from grants is recognized in the period during which the related costs are incurred, provided that the applicable conditions under the related contracts have been met.

The related audit effort in evaluating management's judgments in determining revenue recognition for these agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for revenue recognized from these revenue agreements, among others:

•	Analyzing the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

•	Reviewing the treatment of contract terms that impact the timing and amount of revenue recognized.

•	Testing the accuracy and completeness of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2021.

Spokane, Washington

PCAOB – 5525

April 11, 2023

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In Thousands of Euros, Except Share and Per Share Amounts)

	2022		2021

ASSETS
Current Assets
Cash	E	313	E	571
Accounts Receivable		62		15
Prepaid expenses		106		87
Total current assets		481		673

Rent deposit		10		10
Property and equipment, net of accumulated depreciation of E475 and E473 at December 31, 2022 and 2021, respectively		26		39
Right-of-Use Asset		133		239
Goodwill		6,671		6,671
	E	7,321	E	7,632

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	E	213	E	47
Deferred revenue (Grant)		7		-
Operating Lease Liability		106		110
Non-convertible notes payable and related accrued interest to related parties		10,461		8,790
Convertible notes payable and related accrued interest to related parties		61,243		58,479
Total current liabilities		72,030		67,426

Long Term Liabilities
DEBT- Federal Financing Bank		156		162
Operating lease liability		31		130
Total long-term liabilities		187		292
		72,217		67,718

Commitments and Contingencies (Note 6)		-		-

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized at December 31, 2022 and December 2021; issued and outstanding 303,757,622 at December 31, 2022 and 2021		2,530		2,530

Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		-		-
Additional paid-in capital		34,443		34,443
Accumulated deficit		(102,555)		(97,750)
Accumulated other comprehensive income		686		691
		(64,896)		(60,086)
	E	7,321	E	7,632

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2022 and 2021

 (In Thousands of Euros, Except Per Share Data)

	2022		2021
Revenues
Research and development services	E	-	E	3
Sales other		3		-
Grants		1,025		427
		1,028		430
Expenses
Research and development		1,442		975
General and administrative		1,331		1,105
		2,773		2,080
Operating Loss		(1,745)		(1,650)

Interest expense		2,800		2,751
Other (income) expense		260		329
Loss before income tax provision		(4,805)		(4,730)

Income tax provision		-		-
Net loss		(4,805)		(4,730)

Other comprehensive loss
Foreign currency translation adjustment		(5)		(4)
Comprehensive loss	E	(4,810)	E	(4,734)

Basic and diluted loss per share	E	(0.02)	E	(0.02)

Weighted average number of shares used in per share calculations		303,757,622		303,757,622

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Years Ended December 31, 2022 and 2021

(In Thousands of Euros, Except Share Amounts)

	Common Stock							Accumulated Other
	Number of Shares	Par Value		APIC		Accumulated deficit		Comprehensive Income		Total

Balance at December 31, 2020	303,757,622	E	2,530	E	34,443	E	(93,020)	E	695	E	(55,352)

Net loss for the year	-		-		-		(4,730)		-		(4,730)
Translation adjustment	-		-		-		-		(4)		(4)
Balance at December 31, 2021	303,757,622	E	2,530	E	34,443	E	(97,750)	E	691	E	(60,086)

Net loss for the year	-		-		-		(4,805)		-		(4,805)
Translation adjustment	-		-		-		-		(5)		(5)
Balance at December 31, 2022	303,757,622	E	2,530	E	34,443	E	(102,555)	E	686	E	(64,896)

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(In Thousands of Euros)

	2022		2021
Cash Flows from Operating Activities
Net loss	E	(4,805)	E	(4,730)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		15		19
Changes in operating assets and liabilities,
Receivables		(47)		56
Accrued interests on related party convertible notes payable		2,764		2,791
Accrued interests on related party non-convertible notes payable		221		188
Operating lease		3		(3)
Accounts payable		166		(23)
Other (Prepaid)		(4)		4
Net cash used in operating activities		(1,687)		(1,698)

Cash Flows from Investing Activities
Purchase of property and equipment		(2)		(10)
Net cash used in investing activities		(2)		(10)

Cash Flows from Financing Activities
Repayments of Federal Bank loan		(14)		-
Proceeds from non-convertible notes payable		1,450		1,200
Net cash provided by financing activities		1,436		1,200

Effect of foreign exchange rate on cash		(5)		(4)
Net decrease in cash		(258)		(512)
Cash, beginning of period		571		1,083
Cash, end of period	E	313	E	571

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

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates, the Company additionally has generated preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of December 31, 2022, the Company is working on several research projects for immunotherapy in the field oncology and for some infectious diseases with academic partners. Since April 2020, the Company has additionally started to work on the development of an intranasal virosomebased vaccine to prevent Covid19, the disease caused by the SARSCoV2 virus. For the Covid19 vaccine candidates, the Company is collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam Medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

As of December 31, 2022, the Company was engaged in the preclinical testing of some of its vaccine candidates, but a commercially viable product is not expected for several more years. However, the Company generated some revenue through collaboration and grant agreements.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €102,555 at December 31, 2022. Further, the Company’s current liabilities exceed its current assets by €71,549 as of December 31, 2022, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Update Regarding COVID-19

The COVID-19 pandemic presented a substantial public health and economic challenge around the world and has affected our employees, communities and business operations, as well as the U.S. and European economy and financial markets. The full extent to which the COVID-19 pandemic will continue to directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of concern, the actions taken to contain or treat COVID-19, and its economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future due to the COVID-19 pandemic. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and research activities. It is possible that the COVID-19 pandemic and response efforts may have an impact in the future on us and/or our third-party suppliers and contract manufacturing partners' ability to collaborate and manufacture our products.

Accounting Policies and Management Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of the estimates and assumptions required to be made relate to matters that are inherently uncertain as they pertain to future events. While management believes that the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. The following is a description of those accounting policies believed by management to require subjective and complex judgments which could potentially affect reported results.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019 and is planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is US$8,850 with US$7,131 approved for the period of (May 2019 to April 2023). This includes the funds approved for the period of (May 2022 to April 2023) of US$1,616.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is US$4,650 approved for the period of (May 2019 to April 2023). This includes the funds approved for the period of (May 2022 to April 2023) of US$1,328.

The cost granted under the sub-award with Texas Biomed for the period of May to December 2019 was US$743, of which, US$599 (€542) was incurred as revenue. The sub-award contracts between ULL and the Company for the period of (January 2020 to April 2021) were signed for a total budget of US$1,519, of which, US$1,048 (€909) was incurred as revenue. The sub-award contract between ULL and the Company for the period of (May 2021 to April 2022) was signed for a total budget of US$1,078, of which, US$986 (€899) was incurred as revenue. The sub-award contract between ULL and the Company for the period of (May 2022 to April 2023) was signed for a total budget of US$1,328. The costs incurred for the period of (May 2022 to December 2022) was US$296 (€284), of which, $7 (€7) has been recorded as deferred revenue and the remaining has been recorded as revenue. The cost incurred for the period of January to December 31, 2022 of US$1,105 (€1,032), mainly costs related to labor, vaccine production and stability studies, of wich, $7 (€7) has been recorded as deferred revenue and the remaining has been recorded as revenue. Since the beginning of the project to date, the Company has incurred a total costs of US$2,929 (€2,634) of which, US$2,922 (€2,627) was recognized as grant revenue from the NIH and the remaining was deferred. First results are expected to be reported in 2023.

The project has the objective to prepare the Company’s HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of December 31, 2022, Mymetics has successfully produced six sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations in two different studies. The vaccinations were well tolerated. These studies are ongoing. The vaccine candiate is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This awarded grant from the NIH has allowed the Company to continue some of the developments that were achieved during the European Horizon 2020 project.

In February 2022, Mymetics announced the publication of results in Frontiers in Immunology title: “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV1 Env: Protection of Indian Rhesus Macaques against Mucosal SHIV challenges”.

Receivables

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at December 31, 2022 or 2021. The Company charges off receivables to the allowance when management determines that a receivable is not collectible.

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

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has one reporting unit. As of April 1, 2022 and December 31, 2022, the Company’s reporting unit had a negative carrying amount and was thus not required to test goodwill further for impairment.

Leases

Effective January 1, 2019, the Company adopted ASC 842, which established a rightofuse ("ROU") model requiring lessees to record a rightofuse ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding rightofuse ("ROU") asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straightline expense recognition. The Company does not apply lease recognition requirements for shortterm leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straightline basis over the lease term.

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

The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties at December 31, 2022 or 2021. The Company’s United States tax returns are open to audit for the years ended December 31, 2018 to 2021. The returns for the Swiss subsidiary, Mymetics S.A., are open to audit for the year ended December 31, 2021. The returns for the Netherlands subsidiaries, Bestewil B.V. and Mymetics B.V., are open to audit for the year ended December 31, 2021.

Earnings per Share

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the years ended December 31, 2022, and 2020, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the year ended December 31, 2022, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 802,780,311 includes 777,030,311 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the year ended December 31, 2021, the weighted average number of shares was 303,757,622. For the same period, the total potential number of shares issuable of 766,180,633 includes 740,430,633 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares are issued or outstanding at December 31, 2022 or 2021. The preferred stock is issuable in several series with varying dividend, conversion and voting rights. The specific series and rights will be determined upon any issuance of preferred stock.

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

Concentrations

In 2022 and 2021, the Company derived 99% and 99% of revenue from the NIH grant project.

Recently Issued Accounting Standards

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

Note 2. Transactions with Related Parties

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is a partner in Culhane Meadows PLLC and was a director of the Company until his resignation on December 20, 2022. Culhane Meadows PLLC is the Company’s legal counsel until December 31, 2022. Fees incurred with the law firm in the years ended December 31, 2022, and 2021, amounted to €63 and €28, respectively.

Two of the Company’s major shareholders have granted secured convertible notes, short term convertible notes and short-term promissory notes, which have a total carrying amount of €71,236, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

The details of these notes and other loans are as follows at December 31, 2022:

						Fixed	Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(US$ stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	177	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/01/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/17/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/06/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,122	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	280	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5% pa
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5% pa
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5% pa
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5% pa
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5% pa
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5% pa
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5% pa
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5% pa
Eardley Holding A.G.	06/15/2020	E	220	(11)	2.5% pa
Round Enterprises Ltd.	06/15/2020	E	880	(11)	2.5% pa
Eardley Holding A.G.	12/15/2020	E	170	(12)	2.5% pa
Round Enterprises Ltd.	12/15/2020	E	680	(12)	2.5% pa
Eardley Holding A.G.	08/15/2021	E	240	(13)	2.5% pa
Round Enterprises Ltd.	08/15/2021	E	960	(13)	2.5% pa
Eardley Holding A.G.	04/30/2022	E	120	(14)	2.5% pa
Round Enterprises Ltd.	04/30/2022	E	480	(14)	2.5% pa
Eardley Holding A.G.	08/15/2022	E	120	(15)	2.5% pa
Round Enterprises Ltd.	08/15/2022	E	480	(15)	2.5% pa
Eardley Holding A.G.	12/31/2022	E	50	(16)	2.5% pa
Round Enterprises Ltd.	12/31/2022	E	200	(16)	2.5% pa
Total Short Term Principal Amounts		E	37,556
Accrued Interest		E	34,148
TOTAL LOANS AND NOTES		E	71,704

(1)	Private investment company of Dr. Thomas Staehelin, member of the Board of Directors and of the Audit Committee of the Company. Face value is stated in U.S. dollars at $190.

(2)	This maturity date is automatically prolonged for periods of three months, unless called for repayment.

(3)	Renamed Hyposwiss Private Bank Genève S.A. and acting on behalf of Round Enterprises Ltd. which is a major shareholder.

(4)	The loan is secured against 2/3rds of the IP assets of Bestewil Holding BV and against all property of the Company.

(5)	The face values of the loans are stated in U.S. dollars at $1,200 and $300, respectively.

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

72

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

(15)

On August 15, 2022, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €600 with a 2.5% interest per annum. The promissory Notes of €480 and €120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2022, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

(16)

On December 31, 2022, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €250 with a 2.5% interest per annum. The promissory Notes of €200 and €50, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) March 31, 2023, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

On April 2, 2020, the Swiss entity, Mymetics SA, received a federal credit line of Chf 168 (€162 on Deceber 31, 2021. Revaluated to €170 in 2022) in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guaranteed organizations. The interest rate is currently at 0 percent until March 31, 2022. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision took place as of April 1, 2022, but no modification was applied. A first amortization installment of Chf 14 (€14) was paid on October 3, 2022. The next amortization of €14 will be due on March 31, 2023. The entire loan should be fully amortized and repaid by September 30, 2027.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of December 31, 2022, and 2021, the probability of the conversion features being exercised was zero. For this reason, the conversion features is not required to be bifurcated from the debt as the fair value is zero at December 31, 2022 and 2021.

Note 3. Leases

The facility lease agreement for Epalinges, Switzerland, is automatically renewed month by month with a notice period of three months. The related rent is paid monthly in the amount of €4 and is considered a shortterm lease. As the term is less than twelve months, the lease is outside of the scope of ASC 842 and not accounted for on the balance sheet due to the Company’s policy elections.

The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2024, and can be terminated with a six month notice as of September 30, 2023. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarter, offices and equipment.

ASU 201602 and ASU 201811— Accounting Standards Update (“ASU”) 201602, Leases (“ASU 201602”) required the recognition of rightofuse lease assets relate primarily to the Company’s leases of office and laboratory space. Rightof use lease assets iniially equal the lease liability. The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental borrowing rate for similar collateral estimated to be 5% and the weighted average lease term is 2.25 years. For operating leases, rent expense is recognized on a straightline basis over the term of the lease and is recorded in “General and administrative” in the Company’s consolidated statements of operations. During the year ended December 31, 2022, the Company recognized €3 in “General and administrative” in its consolidated statement of operations relating to operating leases.

Note 4. Income Taxes

The reconciliation of income tax on loss computed at the federal statutory rates to income tax expense is as follows:

	2022		2021
U.S. Federal statutory rates on net loss before income taxes	E	(1,009)	E	(993)
Effect of foreign statutory rate differences		(57)		(60)
Effect of exchange rate changes		(1,058)		(1,089)
Expiration of net operating loss carry forwards		428		217
Permanent differences		--		--
Change in valuation allowance		1,696		1,925

Income tax provision	E	--	E	--

All income tax expenses for the years ended December 31, 2022, and 2021 were related to current income taxes.

Loss before provision for income taxes is composed of the following:

	2022		2021
United States	E	3,379	E	3,249
Switzerland		382		438
The Netherlands		1,045		1,043
Loss before provision	E	4,806	E	4,730

Deferred tax asset is composed of the following:

	2022		2021
Licenses capitalized for United States tax purposes	E	--	E	60
Stock options		160		160
Foreign tax credit carry over		240		226
Net operating loss carry forwards
United States		19,662		18,067
Switzerland		87		61
The Netherlands		1,582		1,354
		21,731		19,928
Less valuation allowance for deferred tax asset		(21,731)		(19,928)

Net deferred tax asset	E	--	E	--

The Company's provision for income taxes was derived from U.S., Swiss, and Netherlands operations. At December 31, 2022, the Company had estimated net operating loss carry forwards which expire as follows:

	United States		Switzerland		The Netherlands

2023		1,355		--		43
2024		1,405		69		--
2025		1,582		--		731
2026		1,973		--		1,005
2027		10,408		--		921
2028-2040		72,986		278		3,629
Perpetual		3,918		--		--
	E	93,627	E	347	E	6,329

Net operating loss carry forwards in the United States may be subject to certain limitations under Section 382 of the Internal Revenue code.

Note 5. Stock Options

2001 Qualified Incentive Stock Option Plan:

The Company's board of directors approved a Stock Option Plan on June 15, 2001, which provides for the issuance of up to 5,000,000 shares of the Company's common stock to employees and non-employee directors. As of December 31, 2022, the 2001 Plan has nil shares available for future grants of stock options as they have expired.

2009 Qualified Incentive Stock Option Plan:

During 2010, the Board of Directors of Mymetics awarded 4,350,000 incentive stock options to the employees and officers of the Company. As of December 31, 2022, the 2009 Plan has nil shares available for future grants of stock options as they have expired.

2013 Qualified Incentive Stock Option Plan:

For the year ended December 31, 2013, the Board of Directors of Mymetics approved 30,000,000 incentive stock options to the employees and officers of the Company. As of December 31, 2022, the 2013 Plan has 1,150,000 shares available for future grants of stock option.

The Company didn’t recognize any compensation expense related to the issued option grants for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, no remaining options are unvested.

A summary of activity related to stock options under the 2001, 2009 and 2013 Stock Option Plans is represented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2020	25,750,000	$0.02 to $0.23	$0.0273
Granted	--	--	-
Exercised	--	--	-
Expired/forfeited	--	$--	$-

Outstanding, December 31, 2021	25,750,000	$0.02 to 0.023	$0.0210
Granted	--	--	-
Exercised	--	--	-
Expired/forfeited	--	$--	$-

Outstanding, December 31, 2022	25,750,000	$0.02 to 0.023	$0.0210	1.28	$232,600

Exercisable, December 31, 2022	25,750,000	$0.02 to 0.023	$0.0210	1.28	$232,600

The aggregate intrinsic value of the stock options fluctuates in relation to the market price of the Company’s common stock.

Outstanding and exercisable options by price range as of December 31, 2022, were as follows:

	Outstanding options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$0.02	17,450,000	0.8	$0.020	17,450,000	$0.020
$0.023	8,300,000	2.3	$0.023	8,300,000	$0.023
$ 0.02 - $ 0.023	25,750,000		$0.021	25,750,000	$0.021

During the year 2022 and 2021, no stock options were issued.

The Company will issue new shares upon the exercise of any options.

Note 6. Commitments

Total rent expense per year was €171 for 2022 and €162 for 2021. The lease of the Company’s Lausanne, Switzerland facilities, can be terminated with a three months notice and the lease of the Company’s facilities in Leiden, the Netherlands, can be terminated in 2024 with a six month notice as of September 30, 2023.

Note 7. Subsequent Events

On January 16, 2023, the Board appointed Marcel B. Rüegg to the Board to fill the vacancy created by Mr. Stern’s resignation. Mr. Rüegg was also appointed to the Audit Committee. The Company entered into an independent director agreement with Mr. Rüegg (the “Director Agreement”) setting forth the terms of his compensation. Pursuant to the Director Agreement, Mr. Rüegg is entitled to a fee of CHF 5,000 per quarter, which is payable quarterly, and CHF 350 per hour for each additional hour worked outside of meetings of the Board or attending more than one meeting of the Board per quarter, which is payable quarterly. The Company also agreed to reimburse Mr. Rüegg for pre-approved reasonable business expenses incurred in good faith in connection with the performance of his duties for the Company. The Company also agreed to indemnify, defend and hold harmless Mr. Rüegg, to the fullest extent permitted by law, and as provided by, or granted pursuant to, any charter provision, bylaw provision, agreement, vote of stockholders or disinterested directors or otherwise, subject to certain exceptions based on good faith and reasonableness.

On February 8, 2023, the Company announced that it has been conducting a process to explore strategic alternatives to enhance shareholder value. The Board authorized management and its external advisors to initiate such a process, and it has been considering a broad range of strategic alternatives including a potential sale of part or all of the Company. In connection therewith, the Company, through its external advisors, has requested bids (the “Bid Process”) for any combination of assets (including but not limited to as a going concern), by February 24, 2023 at 5:00 pm ET (the “Bid Deadline”). To the extent the Company determines there are viable bids by or prior to the Bid Deadline, the Company anticipates pursuing those in due course. To the extent the Company determines there are no viable bids provided by or prior the Bid Deadline, the Company may consider other alternatives, including the wind up of its operations shortly after the Bid Deadline. There can be no assurance that the Bid Process will result in a sale of part or all of the Company or other change or outcome. The Company has retained Rock Creek Advisors as financial advisor and McDermott, Will & Emery LLP as legal counsel in connection with the Bid Process.

On February 23, 2023 the Company decided to extend the Bid Process that was previously announced on February 8, 2023 for an indeterminate period of time. There can be no assurance that the Bid Process will result in a sale of part or all of the Company or other change or outcome. The Company is still discussing with counterparties potential bids for any combination of its assets (including but not limited to as a going concern). There can be no assurance that the Bid Process will result in a sale of part or all of the Company or other change or outcome.

On February 8, 2023 and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of th e Company, through a merger or reverse merger. While we pursue strategic alternatives, due to our lack of liquidity, we put into place cost reductions for 2023, including the termination of employment agreements of all employees, accept Ronald Kempers. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

On February 28, 2023, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €500 with a 2.5% interest per annum. The promissory Notes of €400 and €100, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2023, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
April 11, 2023

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
April 11, 2023

By:	/s/ Marcel Rüegg

Name: Marcel Rüegg
Title: Director
April 11, 2023

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
April 11, 2023

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

Mymetics Corporation

By:	/s/ Ronald Kempers

Name: Ronald Kempers
Title: Chief Executive Officer / Chief Financial Officer
April 11, 2023

By:	/s/ Ulrich Burkhard

Name: Ulrich Burkhard
Title: Director
April 11, 2023

By:	/s/ Marcel Rüegg

Name: Marcel Rüegg
Title: Director
April 11, 2023

By:	/s/ Thomas Staehelin

Name: Thomas Staehelin
Title: Director
April 11, 2023

