Form 10-Q
period 2023-03-31
MYMETICS CORP
filed 2023-05-15
CIK 927761

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

____________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of May 15, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	March 31,		December 31,
	2023		2022
	(unaudited)
ASSETS
Current Assets
Cash	E	335	E	313
Accounts receivable		86		62
Prepaid expenses		93		106
Total current assets		514		481

Rent deposit		10		10
Property and equipment, net of accumulated depreciation of E478 at March 31, 2023 and E475 at December 31, 2022		23		26
Right-of-Use Asset		106		133
Goodwill		6,671		6,671
	E	7,324	E	7,321

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	E	971	E	213
Deferred revenue (Grant)		-		7
Operating lease liability		106		106
Non-convertible notes payable and related accrued interest to related parties		11,024		10,461
Convertible notes payable and related accrued interest to related parties		61,821		61,243
Total current liabilities		73,922		72,030

Long Term Liabilities
Debt-Federal Financing Bank		155		156
Operating lease liability		4		31
Total long-term liabilities		159		187
		74,081		72,217

Commitments and Contingencies (Note 3)		-		-

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at March 31, 2023 and at December 31, 2022		2,530		2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none issued or outstanding		-		-
Additional paid-in capital		34,443		34,443
Accumulated deficit		(104,416)		(102,555)
Accumulated other comprehensive income		686		686
Total shareholders’ deficit		(66,757)		(64,896)
Total liabilities and shareholders’ deficit	E	7,324	E	7,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

(In Thousands of Euros, Except Share and Per Share Data)

	Three Months Ended March 31,
	2023		2022
Revenue
Research and development services	E	3	E	-
Advisory services		-		3
Grants revenue		274		482
		277		485
Expenses
Research and development		599		582
General and administrative		879		332
		1,478		914
Operating Loss		(1,201)		(429)

Interest expense		697		694
Other expense		(37)		88
Loss before income tax provision		(1,861)		(1,211)

Income tax provision		-		-
Net Loss		(1,861)		(1,211)

Other comprehensive loss
Foreign currency translation adjustment		-		7
Comprehensive loss	E	(1,861)	E	(1,204)

Basic and diluted earnings per share	E	(0.00)	E	(0.00)

Weighted-average shares outstanding, basic and diluted		303,757,622		303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

 (UNAUDITED)

 (In Thousands of Euros)

	Three-month Period Ended March 31, 2022
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		Deficit		Income		Total

Balance at December 31, 2021	303,757,622	E	2,530	E	34,443	E	(97,750)	E	691	E	(60,086)

Net loss	-		-		-		(1,211)		-		(1,211)
Translation adjustment	-		-		-		-		7		7
Balance at March 31, 2022	303,757,622	E	2,530	E	34,443	E	(98,961)	E	698	E	(61,290)

	Three-month Period Ended March 31, 2023
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income			Total

Balance at December 31, 2022	303,757,622	E	2,530	E	34,443	E	(102,555)	E	686		E	(64,896)

Net loss	-		-		-		(1,861)		-			(1,861)
Translation adjustment	-		-		-		-		-			-
Balance at March 31, 2023	303,757,622	E	2,530	E	34,443	E	(104,416)	E	686	E	E	(66,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Euros)

	For The Three Months Ended March 31,
	2023		2022
Cash Flow from Operating Activities
Net Loss	E	(1,861)	E	(1,211)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		3		5
Changes in operating assets and liabilities
Receivables		(24)		(396)
Accrued interests on convertible notes payable		578		707
Accrued interests on non-convertible notes payable		63		51
Accounts payable		758		376
Other		5		14
Net cash used in operating activities		(478)		(454)

Cash Flows from Investing Activities
Purchase of property and equipment		-		(2)
Net cash used in investing activities		-		(2)

Cash Flows from Financing Activities
Increase in notes payable		500		-
Net cash provided by financing activities		500		-

Effect on foreign exchange rate on cash		-		7
Net change in cash		22		(449)

Cash, beginning of period		313		571
Cash, end of period	E	335	E	122

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes		-		-

The accompanying notes are an integral part of these consolidated financial statements.

MYMETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 1. The Company and Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND GOING CONCERN

The amounts in the notes are shown in thousands of EURO, unless otherwise noted, and rounded to the nearest thousand except for share and per share amounts.

The accompanying interim period condensed consolidated financial statements of Mymetics Corporation (the "Company") set forth herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period condensed consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended December 31, 2022.

The accompanying financial statements of the Company are unaudited. However, in the opinion of the Company, the unaudited condensed consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented. All adjustments made during the three-month period ending March 31, 2023 were of a normal and recurring nature.

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates, the Company additionally has generated preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of March 31, 2023, the Company is working on several research projects for immunotherapy in the field of oncology and for some infectious diseases with academic partners. Since April 2020, the Company has worked on the development of an intranasal virosome based vaccine to prevent Covid19, the disease caused by the SARSCoV2 virus. For the Covid19 vaccine candidates, the Company has been collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam Medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland.

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

On February 8, 2023, the Company announced that it has been conducting a process to explore strategic alternatives to enhance shareholder value. The Board authorized management and its external advisors to initiate such a process, and it has been considering a broad range of strategic alternatives including a potential sale of part or all of the Company. In connection therewith, the Company, through its external advisors, has requested bids (the “Bid Process”) for any combination of assets (including but not limited to as a going concern), by February 24, 2023, at 5:00 pm ET (the “Bid Deadline”). To the extent the Company determines there are viable bids by or prior to the Bid Deadline, the Company anticipates pursuing those in due course. To the extent the Company determines there are no viable bids provided by or prior to the Bid Deadline, the Company may consider other alternatives, including the winding up of its operations shortly after the Bid Deadline. On February 24, 2023, the Company announced that it is still discussing with counterparties potential bids for any combination of its assets (including but not limited to as a going concern) and has decided to extend the bid process (the “Bid Process”) for an indeterminate period of time. There can be no assurance that the Bid Process will result in the sale of part or all of the Company or other change or outcome. The Company has retained McDermott, Will & Emery LLP as legal counsel in connection with the Bid Process.

While the Company pursues these strategic alternatives, due to lack of liquidity, cost reductions for 2023 have been put in place, including the termination of employment agreements for all employees, except Ronald Kempers. Additionally, we are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €104,416 at March 31, 2023. Further, the Company’s current liabilities exceed its current assets by €73,408 as of March 31, 2023, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking additional financing but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within one year of the issuance of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LEASES

Effective January 1, 2019, the Company adopted ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease, the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right-of-use ("ROU") asset. Lease liabilities represent the present value of our future lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

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

To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future due to the COVID-19 pandemic. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain and research activities. It is possible that the COVID-19 pandemic and response efforts may have an impact in the future on us and/or our third-party suppliers and contract manufacturing partners' ability to collaborate and manufacture our products.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENT

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in the fiscal years which begin after December 15, 2020. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019, and has been planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is US$8,850 with US$7,131 approved for the period of (May 2019 to April 2023). This includes the funds approved for the period of (May 2022 to April 2023) of US$1,616.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is US$4,650 approved for the period of (May 2019 to April 2023). This includes the funds approved for the period of (May 2022 to April 2023) of US$1,328. In March 2023, an amendment to the contract was signed to reduce the allocated funds from ULL to the Company from US$1,328 to US$ 815, as more funds were allocated to the animal studies at ULL

The cost granted under the sub-award with Texas Biomed for the period of (May to December 2019) was US$743, of which, US$599 (€542) was incurred as revenue.

The sub-award contracts between ULL and the Company for the period of (January 2020 to April 2021) were signed for a total budget of US$1,519, of which, US$1,048 (€909) was incurred as revenue.

The sub-award contract between ULL and the Company for the period of (May 2021 to April 2022) was signed for a total budget of US$1,078, of which, US$986 (€899) was incurred as revenue.

The sub-award contract, including the amendment, between ULL and the Company for the period of (May 2022 to April 2023) was signed for a total budget of US$815, of which, US$577 (€550) was incurred as revenue as of end of March 2023. Of this revenue amount, US$288 (€273) was recognized during the three months ended March 31, 2023.

Since the beginning of the project to date, the Company has incurred a total cost of US$3,210 (€2,900) which was recognized as grant revenue from the NIH. First results are expected to be reported in 2023.

The project has the objective to prepare the Company’s HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of March 31, 2023, Mymetics has successfully produced six sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations in two different studies. The vaccinations were well tolerated. These studies are ongoing. The vaccine candidate is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This grant from the NIH has allowed the Company to continue some of the developments that were achieved during the European Horizon 2020 project.

In February 2022, Mymetics announced the publication of results in Frontiers in Immunology title: “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV1 Env: Protection of Indian Rhesus Macaques against Mucosal SHIV challenges”.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at March 31, 2023 or December 31, 2022. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the common period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the quarters ended March 31, 2023, and 2022, options and convertible debt were not included in the computation of diluted earnings per share under the treasury stock method because their effect would be anti-dilutive due to the net loss.

For the three months ended March 31, 2023, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 811,823,576 at March 31, 2023 includes 786,073,576 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

For the three months ended March 31, 2022, the basic weighted average number of shares was 303,757,622. The total potential number of shares issuable of 775,330,552 at March 31, 2022 includes 749,580,552 potential issuable shares related to convertible loans and 25,750,000 potential issuable shares related to outstanding not expired options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividends, conversion and voting rights. No preferred shares are issued or outstanding at March 31, 2023 or December 31, 2022.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company generally has the following financial instruments: cash, receivables, accounts payable, and notes payable. The carrying value of cash, accounts receivable, and accounts payable, approximates their fair value based on the short-term nature of these financial instruments. Management believes the fair value of the note’s payable reflects the actual value reported for these instruments.

CONCENTRATIONS

The Company derived 99% of grant revenue for the three-month period ended March 31, 2023, and 2022 from one partner, respectively. For the period ended December 31, 2022, the Company derived 100% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s outside U.S. counsel, is a partner in Culhane Meadows PLLC and was a director of the Company until his resignation on December 20, 2022. Culhane Meadows PLLC was the Company’s legal counsel until December 31, 2022. Fees incurred with the law firm in the three months ended March 31, 2022, amounted to €17 and was NIL for the three months ended March 2023.

On January 16, 2023, the Board appointed Marcel B. Rüegg to the Board to fill the vacancy created by Mr. Stern’s resignation. Mr. Rüegg was also appointed to the Audit Committee. The Company entered into an independent director agreement with Mr. Rüegg (the “Director Agreement”) setting forth the terms of his compensation. Pursuant to the Director Agreement, Mr. Rüegg is entitled to a fee of CHF 5,000 per quarter, which is payable quarterly, and CHF 350 per hour for each additional hour worked outside of meetings of the Board or attending more than one meeting of the Board per quarter, which is payable quarterly. The Company also agreed to reimburse Mr. Rüegg for pre-approved reasonable business expenses incurred in good faith in connection with the performance of his duties for the Company. The Company also agreed to indemnify, defend and hold harmless Mr. Rüegg, to the fullest extent permitted by law, and as provided by, or granted pursuant to, any charter provision, bylaw provision, agreement, vote of stockholders or disinterested directors or otherwise, subject to certain exceptions based on good faith and reasonableness. No fee was paid to Marcel B. Rüegg during the three months ended March 31, 2023.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €72,607, including interest due to date. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €72,845 including interest due to date. Interest incurred in these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at March 31, 2023:

							Fixed
						Conversion	Rate
Lender	1st-Issue	Principal		Duration	Interest	Price	EUR/USD
Price	Date	Amount		(Note)	Rate	(stated)	Conversion

Eardley Holding A.G. (1)	06/23/2006	E	175	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	E	500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	E	1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	E	1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	E	2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	E	1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	E	1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	E	1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	E	5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	E	100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	E	200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	E	2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	E	2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	E	1,103	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	E	276	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	E	400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	E	100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	E	1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	E	200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	E	322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	E	80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	E	480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	E	120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	E	200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	E	50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	E	500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	E	125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	E	240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	E	60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	E	400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	E	150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	E	600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	E	170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	E	680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	E	60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	E	240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	E	80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	E	320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	E	230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	E	920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	E	160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	E	640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	E	160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	E	640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	E	120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	E	480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	E	120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	E	480	(10)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2020	E	220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	E	880	(11)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/15/2020	E	170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	E	680	(12)	2.5% pa	N/A	N/A
Eardley Holding A.G.	08/15/2021	E	240	(13)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2021	E	960	(13)	2.5% pa	N/A	N/A
Eardley Holding A.G.	04/30/2022	E	120	(14)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	04/30/2022	E	480	(14)	2.5% pa	N/A	N/A
Eardley Holding A.G.	08/15/2022	E	120	(15)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2022	E	480	(15)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/31/2022	E	50	(16)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/31/2022	E	200	(16)	2.5% pa	N/A	N/A
Eardley Holding A.G.	02/28/2023	E	100	(17)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	02/28/2023	E	400	(17)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		E	38,031
Accrued Interest		E	34,814
TOTAL LOANS AND NOTES		E	72,845

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

(17) On February 28, 2023, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €500 with a 2.5% interest per annum. The promissory Notes of €400 and €100, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) June 30, 2023, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

On April 2, 2020, the Swiss entity, Mymetics SA, received a federal credit line of Chf 168 in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guaranteed organizations. The interest rate is currently at 0 percent until March 31, 2023. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision took place as of April 1, 2022, but no modification was applied. A first amortization installment of Chf 14 (€14) was paid on October 3, 2022. The next amortization of €14 is due on March 31, 2023, but will be settled in April 2023. The entire loan should be fully amortized and repaid by September 30, 2027.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of March 31, 2023, and 2022, the probability of the conversion features being exercised was zero. For this reason, the conversion features is not required to be bifurcated from the debt as the fair value is zero at March 31, 2023 and December 31, 2022.

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

The facility lease agreement for Leiden, The Netherlands, runs until March 31, 2024, and can be terminated with a six-month notice as of September 30, 2023. On March 14, 2023, the Company terminated the facility lease agreement with the effective date of March 31, 2024. The related rent is paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarters, offices and equipment.

ASU 201602 and ASU 201811— Accounting Standards Update (“ASU”) 201602, Leases (“ASU 201602”) required the recognition of right-of-use lease assets relate primarily to the Company’s leases of office and laboratory space. Right-of-use lease assets initially equal the lease liability. The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental borrowing rate for similar collateral estimated to be 5% and the weighted average lease term is 2.25 years. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” in the Company’s consolidated statements of operations. During the three months ended March 31, 2023, the Company recognized €0.2 in “General and administrative” in its consolidated statement of operations relating to operating leases.

Note 4. Subsequent Events

On May 12, 2023, the Company received an email from the OTC Markets Group compliance department notifying the Company that it no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), as a result of the closing bid price for the Company’s common stock being below $.01 per share on at least one of the prior thirty consecutive calendar days. As per Section 4.1 of the OTCQB Standards, the company will be granted a cure period of 90 calendar days during which the closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If this requirement is not met by August 10, 2023, the company will be removed from the OTCQB marketplace.

In addition, the Company has been informed that in the event that the Company’s closing bid price falls below $0.001 at any time for five consecutive trading days, the Company will be immediately removed from OTCQB.

The Board of Directors of the Company will evaluate the next steps, which could include a voluntary delisting of the OTCQB marketplace in connection with a possible wind down of the Company’s operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended March 31, 2023 and 2022 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022 and related notes and the description of the Company's business and properties included elsewhere herein.

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

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation disclosures made under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K for the year ended December 31, 2022 and, to the extent included therein, our quarterly reports on Form 10-Q filed during fiscal year 2023.

IMPACT OF THE NOVEL CORONAVIRUS

BUSINESS UPDATE REGARDING COVID-19

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has is affecting our employees, patients, communities and business operations, as well as the U.S. and European economy and financial markets. The full extent to which the COVID-19 pandemic will continue to directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and new variants of concern, the actions taken to contain or treat COVID-19, and its economic impact on local, regional, national and international markets.

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

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

For the three months ended March 31, 2023 and 2022, revenue was €277 and €485, respectively, of which €274 and €482 was related to the revenue recognized for the work performed under the NIH grant / HIV project.

Costs and expenses increased to €1,478 for the three months ended March 31, 2023, from €914 (+61.7%) for the three months ended March 31, 2022. The increase is mainly due the severance cost provision triggered by the termination of employment agreements at the end of February 2023 for a total of €674, and additional advisory and legal costs related to the Bid Process for a total of €200 incurred during the three months ended March 31, 2023.

Research and development expenses remained stable at €599 in the current period from €582 (+2.9%) in the comparative period of 2022, mainly due to the purchase of the influenza inactivated virus cost related to the work performed under the NIH grant / HIV project (-€302) incurred during the three months ended March 31, 2022, and €345 of severance cost provision triggered by the termination of employment agreements announced end of February 2023 for a total of €345.

General and administrative expenses increased to €879 in the current period from €332 (+164.8%) in the comparative period of 2022, mainly due to the severance cost provision for a total of €360, and additional incurred advisory and legal costs related to the Bid Process for a total of €200 during the three months ended March 31, 2023.

Other expenses decreased to -€37 for the three months ended March 31, 2023, from €88 (-142.0%) for the three months ended March 31, 2022, mainly due to the foreign exchange revaluation impact of shareholders’ loans based in US$.

Interest expenses increased to €697 for the three months ended March 31, 2023, from €694 for the three months ended March 31, 2022 related to existing loans from third party investors.

The Company reported a net loss of (€1,861), or (€0.00) per share, for the three months ended March 31, 2023, compared to a net loss of (€1,211), or (€0.00) per share, for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €335 at March 31, 2023 compared to €313 at December 31, 2022.

During 2022, our revenue has mainly been generated through the NIH grant / HIV project. For 2023, besides revenue to be recognized under the NIH grant project, new significant revenues are not expected, unless and until a major licensing agreement or other commercial arrangement is entered into with respect to our technology or new grant financings are awarded.

As of March 31, 2023, we had an accumulated deficit of approximately €104,416, and had net loss of €1,861 in the three-month period ending on that date. We expect to continue to incur net losses in the future for research, development and activities related to the future licensing of our technologies, and because of the accrual of interest payable on existing loans.

Net cash used from operating activities decreased to €478 for the three-month period ended March 31, 2023, compared to €454 for the same period in 2022, mainly due to the receivable related to the NIH grant / HIV project incurred during the three-month period ending March 31, 2022.

Net cash used from investing activities was NIL during the three months ended March 31, 2023 and €(-2) during the same period in 2022, mainly due to acquisition of IT equipment.

Net cash provided from financing activities was €500 for the three months ended March 31, 2023 and NIL for the same period in 2022.

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

On February 8, 2023, and subsequently on February 23, 2023, we announced that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged professional advisors, including an investment bank, to support this process. Strategic alternatives include the sale of all or part of the Company, through a merger or reverse merger. As we pursue strategic alternatives, we put into place cost reductions for 2023, including the termination of employment agreements with 7 of our 8 employees and are exploring a possible wind up of the Company to the extent that none of the strategic alternatives are viable.

Additional funding requirements during the next 9 months will be needed. In the past, we have financed our research and development activities primarily through debt and equity financings from various parties, complemented by the grant agreements for our HIV vaccine candidate.

We are seeking strategic alternatives for the Company, including the sale of all or part of the Company, in parallel we seek to raise the additional capital from equity or debt financings, and grants through donors and potential partnerships with major international pharmaceutical and biotechnology firms. However, there can be no assurance that it will be able to raise additional capital on satisfactory terms, or at all, to finance its operations or sell the Company. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Included in the professional fees are legal fees paid to outside corporate counsel and audit and review fees paid to our independent accountants, and fees paid for investor relations.

Cumulative interest expense of €34,814 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the three months period ending March 31, 2023, our principal source of funds has been promissory notes received from our two main investors and the revenue generated through the NIH grant / HIV project.

Management anticipates that our existing capital resources will be sufficient to fund our cash requirements through the next two months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditures and anticipated needs during this period. For 2023, we will need additional funding through future collaborative arrangements, licensing arrangements, a sale of all or part of the Company and debt and equity financings under Regulation D and Regulation S under the Securities Act of 1933. We do not know whether additional financing will be available when needed or if a sale will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments. An increase in market interest rates may increase interest payments and a decrease in market interest rates may decrease interest payments of such financial instruments. We have no debt obligations, which are sensitive to interest rate fluctuations as all our notes payable have fixed interest rates, as specified on the individual loan notes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of March 31, 2023, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MYMETICS CORPORATION

Dated: May 15, 2023	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer

