Form 10-Q
period 2023-09-30
MYMETICS CORP
filed 2023-11-20
CIK 927761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

011 41 21 566 57 72
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	MYMX	OTC Pink

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 303,757,622 as of November 20, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MYMETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Euros, Except Share and Par Value)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash	€62	€313
Accounts receivable	13	62
Prepaid expenses	24	106
Total current assets	99	481

Rent deposit	-	10
Property and equipment, net of accumulated depreciation of €498 at September 30, 2023 and €475 at December 31, 2022	1	26
Right-of-Use Asset	-	133
Goodwill	-	6,671
	€100	€7,321

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	€559	€213
Deferred revenue	-	7
Operating Lease Liability	-	106
Non-convertible notes payable and related accrued interest to related parties	11,755	10,461
Convertible notes payable and related accrued interest to related parties	63,211	61,243
Total current liabilities	75,525	72,030

Long Term Liabilities
Debt-Principal Payable to the Federal Financing Bank	145	156
Operating lease liability	-	31
Total long-term liabilities	145	187
	75,670	72,217

Commitments and Contingencies (Note 3)	-	-

Shareholders' Deficit
Common stock, U.S. $0.01 par value; 1,200,000,000 shares authorized; issued and outstanding 303,757,622 at September 30, 2023 and at December 31, 2022	2,530	2,530
Preferred stock, U.S. $0.01 par value; 5,000,000 shares authorized; none-issued or outstanding	-	-
Additional paid-in capital	34,443	34,443
Accumulated deficit	(113,215)	(102,555)
Accumulated other comprehensive income	672	686
Total shareholders’ deficit	(75,570)	(64,896)
Total liabilities and shareholders’ deficit	€100	€7,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (UNAUDITED)

(In Thousands of Euros, Except Per Share Data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Research and development	€-	€-	€3	€-
Grants	34	130	411	909
	34	130	414	909
Expenses
Research and development	60	209	854	1,191
General and administrative	355	320	1,515	979
	415	529	2,369	2,170

Operating Loss	(381)	(399)	(1,955)	(1,261)

Interest expense	710	703	2,118	2,096
Goodwill impairment	-	-	6,671	-
Other (income) expense	23	243	(84)	541
Loss before income tax provision	(1,114)	(1,345)	(10,660)	(3,898)

Income tax provision	-	-	-	-
Net Loss	(1,114)	(1,345)	(10,660)	(3,898)

Other comprehensive income
Foreign currency translation adjustment	(5)	(7)	(14)	(2)
Comprehensive loss	€(1,119)	€(1,352)	€(10,674)	€(3,900)

Basic and dilutive earnings per share	€(0.00)	€(0.00)	€(0.04)	€(0.01)
Weighted-average shares outstanding, basic and diluted	303,757,622	303,757,622	303,757,622	303,757,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

 (UNAUDITED)

 (In Thousands of Euros)

	Three and Nine-month Period Ended September 30, 2022
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2021	303,757,622	E	2,530	E	34,443	E	(97,750)	E	691	E	(60,086)

Net loss	-		-		-		(1,211)		-		(1,211)
Translation adjustment	-		-		-		-		7		7
Balance at March 31, 2022	303,757,622	E	2,530	E	34,443	E	(98,961)	E	698	E	(61,290)

Net loss	-		-		-		(1,342)		-		(1,342)
Translation adjustment	-		-		-		-		(2)		(2)
Balance at June 30, 2022	303,757,622	E	2,530	E	34,443	E	(100,303)	E	696	E	(62,634)

Net loss	-		-		-		(1,345)		-		(1,345)
Translation adjustment	-		-		-		-		(7)		(7)
Balance at September 30, 2022	303,757,622	E	2,530	E	34,443	E	(101,648)	E	689	E	(63,986)

	Three and nine-month Period Ended September 30, 2023
	Common Stock Number of Par					Accumulated		Accumulated Other Comprehensive
	Shares	Value		APIC		deficit		Income		Total

Balance at December 31, 2022	303,757,622	E	2,530	E	34,443	E	(102,555)	E	686	E	(64,896)

Net loss	-		-		-		(1,861)		-		(1,861)
Translation adjustment	-		-		-		-		-		-
Balance at March 31, 2023	303,757,622	E	2,530	E	34,443	E	(104,416)	E	698	E	(66,757)

Net loss	-		-		-		(7,685)		-		(7,685)
Translation adjustment	-		-		-		-		(9)		(9)
Balance at June 30, 2023	303,757,622	E	2,530	E	34,443	E	(112,101)	E	677	E	(74,451)

Net loss	-		-		-		(1,114)		-		(1,114)
Translation adjustment	-		-		-		-		(5)		(5)
Balance at September 30, 2023	303,757,622	E	2,530	E	34,443	E	(113,215)	E	672	E	(75,570)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Euros)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flow from Operating Activities
Net loss	€(10,660)	€(3,898)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9	11
Goodwill impairment	6,671	-
Gain on sales of equipment	(75)	-
Changes in operating assets and liabilities
Receivables	49	(43)
Accrued interest on convertible notes payable	1,968	2,436
Accrued interest on non-convertible notes payable	194	161
Accounts payable	346	1
Other	81	(34)
Net cash used in operating activities	(1,417)	(1,366)

Cash Flows from Investing Activities
Proceeds from sale of equipment	94	-
Purchase of property and equipment	-	(2)
Net cash used in investing activities	94	(2)

Cash Flows from Financing Activities
Repayments of federal bank loan	(14)	-
Proceeds from issuance of non-convertible notes	1,100	1,200
Net cash provided by financing activities	1,086	1,200

Effect on foreign exchange rate on cash	(14)	(2)
Net change in cash	(251)	(170)

Cash, beginning of period	313	571
Cash, end of period	€62	€401

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYMETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company was created for the purpose of engaging in vaccine research and development. Its main research efforts in the beginning have been concentrated in the prevention and treatment of the AIDS virus and malaria. The Company has established a network which enables it to work with education centers, research centers, pharmaceutical laboratories and biotechnology companies. Besides the HIV and malaria vaccine candidates, the Company additionally has generated preclinical data for the following vaccines: Herpes Simplex and Respiratory Syncytial Virus (“RSV”), neither of which is currently being developed. The company also has clinical data for an intranasal influenza vaccine for the elderly which has finished a Phase I clinical trial and is currently on hold. As of September 30, 2023, the Company has generated preclinical data for an intra nasal Covid-19 vaccine and early-stage preclinical data in immunotherapy in the field of oncology, but both programs have been stopped The Company has been collaborating with leading academic institutions, such as Baylor College of Medicine in Texas, the Amsterdam Medical Center (AMC) of the University of Amsterdam in the Netherlands and the University Hospital in Bern, Switzerland until April 2023.

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

On February 8, 2023, the Company announced that it has been conducting a process to explore strategic alternatives to enhance shareholder value. The Board authorized management and its external advisors to initiate such a process, and it has been considering a broad range of strategic alternatives including a potential sale of part or all of the Company. In connection therewith, the Company, through its external advisors, had requested bids (the “Bid Process”) for any combination of assets (including but not limited to as a going concern), by February 24, 2023, at 5:00 pm ET (the “Bid Deadline”). To the extent the Company determined there were viable bids by or prior to the Bid Deadline, the Company pursued those possible alternatives. To the extent the there were no viable bids provided by or prior to the Bid Deadline, the Company would consider other alternatives, including the winding up of its operations shortly after the Bid Deadline. On February 24, 2023, the Company announced that it was still discussing with counterparties potential bids for any combination of its assets (including but not limited to as a going concern) and had decided to extend the bid process (the “Bid Process”) for an indeterminate period of time. The extension of the Bid Process did not assure the sale of part or all of the Company or other change or outcome. The Company retained McDermott, Will & Emery LLP as legal counsel in connection with the Bid Process.

While the Company pursued these strategic alternatives, due to lack of liquidity, cost reductions for 2023 had been put in place, including the termination of employment agreements for all employees, except Ronald Kempers. On July 26, 2023, the Company decided to winddown its wholly owned subsidiary Bestewil Holding BV (“BH”) and Mymetics BV running the laboratory, which is the wholly owned subsidiary of BH.  The Company has been working with the appropriate accountants to ensure this winddown process follows the applicable tax and accounting regulations. The execution of the winddown is expected to take several months to complete and is subject to various risks and uncertainties that could impact on the Company's ability to successfully complete the winddown or the costs associated with the winddown. To the extent that none of the remaining strategic alternatives are viable, we are exploring a possible winddown of the Company. The Board of Directors of the Company continues to evaluate the next steps, in connection with a possible winddown of the Company’s operations. As of the date of this filing, there is no certainty or conclusion on the future of the Company.

During the fiscal year 2023, the Company has been notified twice by the OTC Markets Group, once on May 12, 2023 and the second time on September 14, 2023, that its bid price had closed below $0.01 for more than 30 consecutive calendar days and no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which states that the Company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.” As per Section 4.1 of the OTCQB Standards, the Company will be granted a cure period of 90 calendar days during which the closing bid price for the Company’s Common Stock must be $.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If this requirement is not met by December 13, 2023, the Company will be removed from the OTCQB marketplace.

On October 16, 2023, the Company was informed by the OTC Markets that the Company’s bid price for the stock closed below $.001 on October 13, 2023, and that in the event that the Company’s closing bid price per share falls below $0.001 at any time for five consecutive trading days, the Company will be removed from OTCQB as per Section 4.1(b) of the OTCQB Standards.  On October 23, 2023, the Company was informed that it has been moved from the OTCQB to the OTC Pink on October 24, 2023, as its closing bid price per share has fallen below $0.001 for more than 5 consecutive trading days.

The Company filed an 8-K on October 11, 2023, a Form Pre-14C and Schedule 13E-3, on October 16 and October 17, 2023, respectively, followed by a Form Def-14C and Schedule 13E-3/A on October 27, 2023 in which it announced that following (i) the approval on October 5, 2023 of resolutions by the Company’s Board of Directors (the “Board”) proposing an amendment to the Company’s Certificate of Incorporation (the “ Certificate of Incorporation”) to effect a reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”) and (ii) the receipt of written consents dated October 9, 2023 (the “ Written Consents”), approving such amendment by stockholders holding 51.55% of the voting power of all of the Company’s stockholders entitled to vote (the “Consenting Stockholders”) on the matter as of October 9, 2023 (the “ Record Date”). The resolutions adopted by the Board and the written consents of the stockholders give has provided the Company the authority to file a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment shall be filed with the Secretary of State of the State of Delaware on or after November 20, 2023 (20 calendar days following the date this Information Statement is first mailed to the Company’s stockholders) and will become effective immediately thereafter (the “Effective Date”). As a result of the Reverse Stock Split, as described in the Form Def-14C, Mymetics stockholders owning fewer than 2,000 shares of Mymetics Common Stock will receive cash in the amount of $0.0023 per share of existing Common Stock, and Mymetics stockholders who own 2,000 or more shares of existing Common Stock on the Effective Date will receive (i) one share of new Common Stock for every 2,000 shares of existing Common Stock held on the Effective Date and (ii) cash in lieu of any fractional share of new Common Stock that such holder would otherwise be entitled to receive on the basis of $0.0023 per share of existing Common Stock.

Although the Reverse Stock Split has been approved by the requisite number of stockholders, the Company’s Board reserves the right, in its discretion, to abandon the Reverse Stock Split prior to the proposed Effective Date if it determines that abandoning the Reverse Stock Split is in the best interests of the Company.

The Reverse Stock Split is being undertaken as part of the Company’s plan to suspend its obligations to file periodic and current reports and other information with the U.S. Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described further in the Information Statement Form Def-14C, the Company’s Board has determined that the costs of being a public reporting company outweigh the benefits thereof. The actions described herein, including effecting the Reverse Stock Split, terminating the registration of our Common Stock under Section 12(g) of the Exchange Act and suspending of our reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to herein as the “Transaction.” After giving effect to the Transaction, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing standards of any national securities exchange.

Additionally, the Reverse Stock Split is subject to Financial Industry Regulatory Authority (“FINRA”) approval, of which there are no assurances when and if FINRA will provide such approval.

As previously announced, the Board continues to evaluate the next steps in the Company’s business, in connection with a possible winddown of the Company’s operations.

These consolidated financial statements have been prepared assuming the Company will continue as a going concern, however the significantly reduced human resource and lack of financial resources has triggered the Company to record a complete Goodwill write-off for the period ending September 30, 2023. The Company has experienced negative cash flows from operations and significant losses since inception resulting in an accumulated deficit of €113,215 at September 30, 2023. Further, the Company’s current liabilities exceed its current assets by €75,426 as of September 30, 2023, and there is no assurance that cash will become available to pay current liabilities in the near term. Management is seeking strategic alternatives but there can be no assurance that management will be successful in any of those efforts. These conditions raise substantial doubt about our ability to continue as a going concern within three months of the issuance of the financial statements. Besides the Goodwill impairment, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NIH

On April 29, 2019, the National Institutes of Health (“NIH”) awarded the Company and Texas Biomedical Research Institute (“Texas Biomed”) a five-year grant for the project called “Cold Chain-independent, Needle-free Mucosal Virosomal Vaccine to Prevent HIV-1 Acquisition at Mucosal Levels” (“NIH Grant”). The project started on May 1, 2019, and has been planned for five years. It was initially co-led by Texas Biomed, but due to the move of Dr. Ruth Ruprecht, the Co-Principal Investigator, to the University of Louisiana at Lafayette (“ULL”) at the end of 2019, ULL has become the co-lead with Mymetics for this project. The overall budget related to the project is US$8,850 with US$8,761 approved for the period of (May 2019 to April 2024). This includes the funds approved for the period of May 2023 to April 2024 of US$1’630.

The amounts mentioned in the following statements are purely related to the Company and not to the other partners in the project: The overall portion of the grant allocated to the Company is US$4,052 approved for the period of May 2019 to April 2024. This includes the funds approved for the period of May 2023 to April 2024 of US$97. In March 2023, an amendment to the contract was signed to reduce the allocated funds from ULL to the Company from US$1,328 to US$ 815, as more funds were allocated to the animal studies at ULL.

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

The sub-award contract between ULL and the Company for the period of (May 2023 to April 2024) was signed for a total budget of US$97, of which, US$55 (€47) was incurred as revenue.

Since the beginning of the project to date, the Company has incurred a total cost of US$3,362 (€3,035) which was recognized as grant revenue from the NIH. For the three and nine months ended on September 30, 2023, the Company has incurred a total cost of US$36 (€30) and US$440 (€406), respectively, which was recognized as grant revenue from the NIH. The First results are expected to be reported in 2023.

The project had the objective to prepare the Company’s HIV-1 vaccine candidate for clinical trials, by first executing a non-human primate (“NHP”) study, where the test subjects will be receiving Mymetics’ virosome based HIV-1 vaccine candidate by several intra-muscular and intra-nasal applications, followed by rectal challenges. As of September 30, 2023, the Company has successfully produced six sets of virosome based vaccines and the NHPs have received two intramuscular vaccinations and three intranasal vaccinations in two different studies. The vaccinations were well tolerated. The final studies are ongoing. The vaccine candidate is created to induce protective mucosal antibodies acting as a frontline defense against sexual HIV transmission. This grant from the NIH has allowed the Company to continue some of the developments that were achieved during the European Horizon 2020 project.

In February 2022, Mymetics announced the publication of results in Frontiers in Immunology title: “Cooperation between Systemic and Mucosal Antibodies Induced by Virosomal Vaccines Targeting HIV1 Env: Protection of Indian Rhesus Macaques against Mucosal SHIV challenges”.

The Project with ULL under the NIH grant for our HIV vaccine is in its final year that will end on April 30, 2024. Mymetics has provided its commitments to this project by delivering the vaccines, which are tested in non-human primates.

RECEIVABLES

Receivables are stated at their outstanding principal balances. Management reviews the collectability of receivables on a periodic basis and determines the appropriate amount of any allowance. There was no allowance necessary at September 30, 2023 or December 31, 2022. The Company writes off receivables to the allowance when management determines that a receivable is not collectible. The Company may retain a security interest in the products sold.

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

GOODWILL

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than it’s carrying amount. With the significantly reduced human resources and lack of funds the Company has recorded a complete Goodwill write-off for the nine months period ending September 30, 2023.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. For the periods ended September 30, 2023 and 2022, options and convertible debt were not included in the computation of diluted earnings per share because their effect would be anti-dilutive due to net losses incurred under the treasury stock method.

For the three and nine months ended September 30, 2023, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 830,150,223 at September 30, 2023 includes 804,400,223 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

For the three and nine months ended September 30, 2022, the basic weighted and diluted average number of shares was 303,757,622. The total potential number of shares issuable of 793,630,391 at September 30, 2022 includes 767,880,391 potential issuable shares related to convertible loans, and 25,750,000 potential issuable shares related to outstanding stock options granted to employees.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock that may be issued in several series with varying dividend, conversion and voting rights. No preferred shares are issued or outstanding at September 30, 2023 or December 31, 2022.

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

CONCENTRATIONS

The Company derived 99% and 100% of grant revenue for the nine-month periods ended September 30, 2023 and 2022, respectively, from one grantor, respectively. For the period ended December 31, 2022, the Company derived 100% of grant revenue from one partner.

RELATED PARTY TRANSACTIONS

Mr. Ernest M. Stern, the Company’s, is a partner in Culhane Meadows PLLC and was outside counsel to the company and a director of the Company until his resignation on December 20, 2022. Culhane Meadows PLLC was the Company’s legal counsel until December 31, 2022. Fees incurred with the law firm was NIL in the nine months ended September 30, 2023, and totaling €10 and €6 for the three months ended September 30, 2022.

On January 16, 2023, the Board appointed Marcel B. Rüegg to the Board to fill the vacancy created by Mr. Stern’s resignation. Mr. Rüegg was also appointed to the Audit Committee. The Company entered into an independent director agreement with Mr. Rüegg (the “Director Agreement”) setting forth the terms of his compensation. Pursuant to the Director Agreement, Mr. Rüegg is entitled to a fee of CHF 5,000 per quarter, which is payable quarterly, and CHF 350 per hour for each additional hour worked outside of meetings of the Board or attending more than one meeting of the Board per quarter, which is payable quarterly. The Company also agreed to reimburse Mr. Rüegg for pre-approved reasonable business expenses incurred in good faith in connection with the performance of his duties for the Company. The Company also agreed to indemnify, defend and hold harmless Mr. Rüegg, to the fullest extent permitted by law, and as provided by, or granted pursuant to, any charter provision, bylaw provision, agreement, vote of stockholders or disinterested directors or otherwise, subject to certain exceptions based on good faith and reasonableness. No fee was paid to Marcel B. Rüegg during the nine months ended September 30, 2023.

Two of the Company’s major shareholders have granted secured convertible notes and short-term convertible notes and promissory notes, which have a total carrying amount of €74,483 including interest due as of September 30, 2023. Conversion prices on the Euro-denominated convertible debt have been fixed to a fixed Euro/US dollar exchange rate.

Note 2. Debt Financing

Certain principal shareholders have granted the Company secured convertible notes (in accordance with the Uniform Commercial Code in the State of Delaware), short term convertible notes and other short-term notes, which have a total carrying value of €74,966 including interest due to date. Interest incurred on these notes since inception has been added to the principal amounts.

The details of the convertible notes and loans are as follows at September 30, 2023:

					Conversion	Fixed Rate
Lender Price	1st-Issue Date	Principal Amount	Duration (Note)	Interest Rate	Price (stated)	EUR/USD Conversion

Eardley Holding A.G. (1)	06/23/2006	€180	(2)	10% pa	$0.10	N/A
Anglo Irish Bank S.A.(3)	10/21/2007	€500	(2)	10% pa	$0.50	1.4090
Round Enterprises Ltd.	12/10/2007	€1,500	(2)	10% pa	$0.50	1.4429
Round Enterprises Ltd.	01/22/2008	€1,500	(2)	10% pa	$0.50	1.4629
Round Enterprises Ltd.	04/25/2008	€2,000	(2)	10% pa	$0.50	1.5889
Round Enterprises Ltd.	06/30/2008	€1,500	(2)	10% pa	$0.50	1.5380
Round Enterprises Ltd.	11/18/2008	€1,200	(2)	10% pa	$0.50	1.2650
Round Enterprises Ltd.	02/09/2009	€1,500	(2)	10% pa	$0.50	1.2940
Round Enterprises Ltd.	06/15/2009	€5,500	(2,4)	10% pa	$0.80	1.4045
Eardley Holding A.G.	06/15/2009	€100	(2,4)	10% pa	$0.80	1.4300
Von Meyenburg	08/03/2009	€200	(2)	10% pa	$0.80	1.4400
Round Enterprises Ltd.	10/13/2009	€2,000	(2)	5% pa	$0.25	1.4854
Round Enterprises Ltd.	12/18/2009	€2,200	(2)	5% pa	$0.25	1.4338
Round Enterprises Ltd.	08/04/2011	€1,135	(5,6)	10% pa	$0.034	N/A
Eardley Holding A.G.	08/04/2011	€284	(5,6)	10% pa	$0.034	N/A
Round Enterprises Ltd.	11/08/2011	€400	(6)	10% pa	$0.034	1.3787
Eardley Holding A.G.	11/08/2011	€100	(6)	10% pa	$0.034	1.3787
Round Enterprises Ltd.	02/10/2012	€1,000	(6)	10% pa	$0.034	1.3260
Eardley Holding A.G.	02/14/2012	€200	(6)	10% pa	$0.034	1.3260
Round Enterprises Ltd.	04/19/2012	€322	(6)	10% pa	$0.034	1.3100
Eardley Holding A.G.	04/19/2012	€80	(6)	10% pa	$0.034	1.3100
Round Enterprises Ltd.	05/04/2012	€480	(6)	10% pa	$0.034	1.3152
Eardley Holding A.G.	05/04/2012	€120	(6)	10% pa	$0.034	1.3152
Round Enterprises Ltd.	09/03/2012	€200	(6)	10% pa	$0.034	1.2576
Eardley Holding A.G.	09/03/2012	€50	(6)	10% pa	$0.034	1.2576
Round Enterprises Ltd.	11/14/2012	€500	(6)	10% pa	$0.034	1.2718
Eardley Holding A.G.	12/06/2012	€125	(6)	10% pa	$0.034	1.3070
Round Enterprises Ltd.	01/16/2013	€240	(6)	10% pa	$0.034	1.3318
Eardley Holding A.G.	01/16/2013	€60	(6)	10% pa	$0.034	1.3318
Round Enterprises Ltd.	03/25/2013	€400	(6)	10% pa	$0.037	1.2915
Eardley Holding A.G.	04/14/2013	€150	(6)	10% pa	$0.034	1.3056
Round Enterprises Ltd.	04/14/2013	€600	(6)	10% pa	$0.034	1.3056
Eardley Holding A.G.	05/15/2013	€170	(6)	10% pa	$0.037	1.2938
Round Enterprises Ltd.	05/15/2013	€680	(6)	10% pa	$0.037	1.2938
Eardley Holding A.G.	06/24/2013	€60	(6)	10% pa	$0.025	1.3340
Round Enterprises Ltd.	06/24/2013	€240	(6)	10% pa	$0.025	1.3340
Eardley Holding A.G.	08/05/2013	€80	(6)	10% pa	$0.018	1.3283
Round Enterprises Ltd.	08/05/2013	€320	(6)	10% pa	$0.018	1.3283
Eardley Holding A.G.	03/01/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	03/01/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	10/18/2017	€230	(7)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	10/18/2017	€920	(7)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/01/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/01/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	11/10/2018	€160	(8)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	11/10/2018	€640	(8)	2.5% pa	N/A	N/A
Eardley Holding A.G.	06/15/2019	€120	(9)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2019	€480	(9)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/20/2019	€120	(10)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/20/2019	€480	(10)	2.5% pa	N/A	N/A
Eardley Holding AG	06/15/2020	€220	(11)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	06/15/2020	€880	(11)	2.5% pa	N/A	N/A
Eardley Holding AG	12/15/2020	€170	(12)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/15/2020	€680	(12)	2.5% pa	N/A	N/A
Eardley Holding AG	08/15/2021	€240	(13)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2021	€960	(13)	2.5% pa	N/A	N/A
Eardley Holding AG	04/30/2022	€120	(14)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	04/30/2022	€480	(14)	2.5% pa	N/A	N/A
Eardley Holding A.G.	08/15/2022	€120	(15)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	08/15/2022	€480	(15)	2.5% pa	N/A	N/A
Eardley Holding A.G.	12/31/2022	€50	(16)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	12/31/2022	€200	(16)	2.5% pa	N/A	N/A
Eardley Holding A.G.	02/28/2023	€100	(17)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	02/28/2023	€400	(17)	2.5% pa	N/A	N/A
Eardley Holding A.G.	05/30/2023	€120	(18)	2.5% pa	N/A	N/A
Round Enterprises Ltd.	05/30/2023	€480	(18)	2.5% pa	N/A	N/A
Total Short Term Principal Amounts		€38,676
Accrued Interest		€36,290
TOTAL LOANS AND NOTES		€74,966

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

On April 2, 2020, the Swiss entity, Mymetics SA, received a federal credit line of Chf 168 in relation with the Covid-19 pandemic. This credit line applies for five years and is fully guaranteed by the Swiss Confederation via guaranteed organizations. The interest rate is currently at 0 percent until March 31, 2023. The Swiss Confederation has the right to adjust the interest rate to the market rate. The first revision took place as of April 1, 2022, but no modification was applied. The second revision took place as of April 13, 2023, and decided to introduce an interest rate of 1.5% per year as of April 1, 2023, which triggered an interest amount paid of €0.5 and €1 for the three and nine months ended September 30, 2023, respectively.

A first amortization installment of Chf 14 (€14) was paid on October 3, 2022. A second amortization installment of Chf 14 (€14) was paid on April 3, 2023. The next amortization of €14 was incurred on September 30, 2023, but is paid on October 2, 2023. The entire loan should be fully amortized and repaid by September 30, 2027.

Certain of the secured convertible notes have conversion features that should be bifurcated from the debt and recorded at fair value; however, as of September 30, 2023, and 2022, the probability of the conversion features being exercised was zero. For this reason, the conversion features is not required to be bifurcated from the debt as the fair value is zero at September 30, 2023 and December 31, 2022.

Note 3. Commitments

The facility lease agreement for Epalinges, Switzerland, was terminated with a three-month notice on July 1, 2023, with an effective date negotiated to August 31, 2023. The related rent was paid monthly in the amount of €4 and was considered a short-term lease. As the term is less than twelve months, the lease was outside of the scope of ASC 842 and not accounted for on the balance sheet due to the Company’s policy elections.

The facility lease agreement for Leiden, The Netherlands, was terminated with a six-month notice on March 14, 2023, with an effective date negotiated to September 30, 2023 instead of March 31, 2024. The related rent was paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarters, offices and equipment.

ASU 201602 and ASU 201811— Accounting Standards Update (“ASU”) 201602, Leases (“ASU 201602”) required the recognition of right-of-use lease assets relate primarily to the Company’s leases of office and laboratory space. Right-of-use lease assets initially equal the lease liability. The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental borrowing rate for similar collateral estimated to be 5% and the weighted average lease term is 2 years. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “General and administrative” in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized -€1 and -€4, respectively, in “General and administrative” in its consolidated statement of operations relating to operating leases as a result of the right-of-use lease assets write off.

The Company entered into exclusive negotiations with a third party to sell its assets, although an exclusivity fee had been received and was not refundable, the third party did not enter continue further negotiations for definitive agreements and the Company has no further commitment. The Company received an exclusive fee of €100, which was recorded in “other income”.

The net balance of severance payment and related fringe benefit of €336 has been reserved and is scheduled to be paid withing the next 6 months.

The facility lease agreement for Leiden, The Netherlands, was terminated with a six-month notice on March 14, 2023, with an effective date negotiated to September 30, 2023 instead of March 31, 2024. The related rent was paid monthly in the amount of €9. The Company does not have any other operating lease for its research and development facilities, corporate headquarters, offices and equipment.

Note 4. Subsequent Events

On October 16, 2023, the Company was informed by the OTC Markets that the Company’s bid price for the stock closed below $0.001 on October 13, 2023, and that in the event that the Company’s closing bid price per share falls below $0.001 at any time for five consecutive trading days, the Company will be removed from OTCQB as per Section 4.1(b) of the OTCQB Standards. On October 23, 2023, the Company was informed that it has been moved from the OTCQB to the OTC Pink on October 24, 2023, as its closing bid price per share has fallen below $0.001 for more than 5 consecutive trading days.

The Company filed an 8-K on October 11, 2023, a Form Pre-14C and Schedule 13E-3 on October 16 and October 17, 2023, respectively, followed by a Form Def-14C and Schedule 13E-3/A on October 27, 2023 in which it announced (i) the approval on October 5, 2023 of resolutions by the Company’s Board of Directors (the “Board”) proposing an amendment to the Company’s Certificate of Incorporation (the “ Certificate of Incorporation”) to effect a reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”) and (ii) the receipt of written consents dated October 9, 2023 (the “ Written Consents”), approving such amendment by stockholders holding 51.55% of the voting power of all of the Company’s stockholders entitled to vote (the “Consenting Stockholders”) on the matter as of October 9, 2023 (the “ Record Date”). The resolutions adopted by the Board and the written consents of the stockholders give has provided the Company the authority to file a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment shall be filed with the Secretary of State of the State of Delaware on or after November 20, 2023 (20 calendar days following the date this Information Statement is first mailed to the Company’s stockholders) and will become effective immediately thereafter (the “Effective Date”). As a result of the Reverse Stock Split, as described in the Form Def-14C, Mymetics stockholders owning fewer than 2,000 shares of Mymetics Common Stock will receive cash in the amount of $0.0023 per share of existing Common Stock, and Mymetics stockholders who own 2,000 or more shares of existing Common Stock on the Effective Date will receive (i) one share of new Common Stock for every 2,000 shares of existing Common Stock held on the Effective Date and (ii) cash in lieu of any fractional share of new Common Stock that such holder would otherwise be entitled to receive on the basis of $0.0023 per share of existing Common Stock.

Although the Reverse Stock Split has been approved by the requisite number of stockholders, the Company’s Board reserves the right, in its discretion, to abandon the Reverse Stock Split prior to the proposed Effective Date if it determines that abandoning the Reverse Stock Split is in the best interests of the Company.

The Reverse Stock Split is being undertaken as part of the Company’s plan to suspend its obligations to file periodic and current reports and other information with the U.S. Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described further in the Information Statement Form Def-14C, the Company’s Board has determined that the costs of being a public reporting company outweigh the benefits thereof. The actions described herein, including effecting the Reverse Stock Split, terminating the registration of our Common Stock under Section 12(g) of the Exchange Act and suspending of our reporting obligations under Section 15(d) of the Exchange Act, are collectively referred to herein as the “Transaction.” After giving effect to the Transaction, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing standards of any national securities exchange.

Additionally, the Reverse Stock Split is subject to Financial Industry Regulatory Authority (“FINRA”) approval, of which there are no assurances when and if FINRA will provide such approval.

On October 15, 2023, Round Enterprises Ltd. and Eardley Holding AG each provided promissory Notes for a total of €600 with a 2.5% interest per annum. The promissory Notes of €480 and €120, respectively, were provided immediately. The maturity date of these promissory notes to follow the same terms of other convertible loans and is the later of (i) December 31, 2023, or (ii) the end of a subsequent calendar quarter in which the Company receives a written request from the lender for repayment of the unpaid principal and accrued interest due under the Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of the results of operations and financial condition of Mymetics Corporation for the periods ended September 30, 2023 and 2022 should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022 and related notes and the description of the Company's business and properties included elsewhere herein.

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

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

For the three months ended September 30, 2023 and 2022, revenue was €34 and €130, respectively, which is related to the revenue recognized for the work performed under the NIH grant / HIV project.

Costs and expenses decreased to €415 for the three months ended September 30, 2023 from €529 (-21.6%) for the three months ended September 30, 2022, of which:

o

Research and development expenses decreased to €60 in the current period from €209 (-71.3%) in the comparative period of 2022, mainly due to significant reduced subcontracting services in relation with the NIH grant / HIV project and reduced scientific staff compared to the expenses incurred during the three-month period ending September 2022.

o

General and administrative expenses increased to €355 in the three months ended September 30, 2022 from €320 (10.9%) in the comparative period of 2022, mainly due to legal services incurred during three months ended September 30, 2023, in relation with the restructuring and possible wind down of the Company.

Interest expense increased to €710 for the three months ended September 30, 2023 from €703 for the three months ended September 30, 2022 related to an increase in existing loans from related parties.

Other (income) expense generated an expense of €23 for the three months ended September 30, 2023, compared to an expense of €243 (-90.5%) for the three months ended September 30, 2022, of which:

o

Foreign exchange revaluation generated a net loss of €102 and €230 during the three months ended September 30, 2023 and 2022, respectively, which was due to the revaluation of existing US$ based loans from related parties and US$ cash position reflecting the a stronger US$ with respect to the Euro during this three months period in 2023.

o	An exclusivity fee of €104 was received in the three months ended September 30, 2023 during negotiations of strategic alternatives.

The Company reported a net loss of (€1,114), or (€0.00) per share, for the three months ended September 30, 2023, compared to a net loss of (€1,345), or (€0.00) per share, for the three months ended September 30, 2022.

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

For the nine months ended September 30, 2023 and 2022, revenue was €414 and €909, respectively, which is related to the revenue recognized for the work performed under the NIH grant / HIV project.

Costs and expenses increased to €2,369 for the nine months ended September 30, 2023 from €2,170 (9.2%) for the nine months ended September 30, 2022, of which:

o

Research and development expenses decreased to €854 in the current period from €1,191 (-28.3%) in the comparative period of 2022, mainly due to the purchase of “influenza inactivated virus” during the first quarter in 2022 in relation with the NIH grant / HIV project, and €347 severance payments incurred during the nine months ended September 30, 2023, of which, €178 has been paid in June 2023.

o

General and administrative expenses increased to €1,515 in the nine months ended September 30, 2023 from €979 (54.7%) in the comparative period of 2022, mainly due the accrual of €329 for severance, and €165 additional legal service incurred during the nine months ended September 30, 2023.

The Goodwill impairment of €6,671 was recorded for the nine months ended September 30, 2023 compared to €0 for the nine months ended September 30, 2022.

Other (income) expense generated an income of €84 for the nine months ended September 30, 2023 compared to an expense of €541 (-115.5%) for the nine months ended September 30, 2022, of which:

o

Foreign exchange revaluation generated a net loss of €48 and €496 during the nine months ended September 30, 2023 and 2022, respectively, which is due to the revaluation of existing US$ based loans from related parties and US$ cash position, reflecting the stronger US$ in relation to the Euro.

o	An exclusivity fee of €104 was received in the nine months ended September 30, 2023 during negotiations of strategic alternatives.

o

An income of €84 on sales of laboratory equipment in Leiden and the office furniture in Epalinges was received during the nine months ended September 2023. The laboratory assets sold for a total of €99 had a residual book value of €17, which generated a net income of €82. The office furniture sold in Epalinges were fully amortized and generated a net income of €2.

The Company reported a net loss of (€10,660), or (€0.01) per share, for the nine months ended September 30, 2023, compared to a net loss of (€3,898), or (€0.01) per share, for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of €62 at September 30, 2023 compared to €313 at December 31, 2022.

During 2022, our revenue has mainly been generated through the NIH grant / HIV project. For 2023, new significant revenues are not expected.

As of September 30, 2023, we had an accumulated deficit of approximately €113 million, and had net loss of €10,660 in the nine-month period ending on that date. We expect to continue to incur net losses in the future.

Net cash used from operating activities increased to €1,417 for the nine-month period ended September 30, 2023, compared to €1,366 for the same period in 2022, mainly due to the receivable related to the NIH grant / HIV project incurred during the nine-month period ended September 30, 2022, and the severance due as of September 30, 2023 of €646.

Net cash provided in investing activities was €94 during the nine -months ended September 30, 2023, due to sales of office equipment in Leiden, and €2 used during the same period in 2022, related to new IT equipment in Epalinges.

Net cash provided from financing activities €1,086 for the nine -months ended September 30, 2023 and €1,200 for the nine -months ended September 30, 2022, mainly related to new promissory notes from our main investors.

Salaries and related payroll costs represent gross salaries for two executives, our CSO of Mymetics BV and five employees. Under Executive Employment Agreements with our CEO and two CSOs, we paid our executive officers a combined amount of €65 per month.

Our Swiss subsidiary, Mymetics S.A., has, besides the CEO, two additional employees on its payroll: Director of Finance and Head of Manufacturing and Quality, the CSO is terminated as of May 31, 2023. All employees at Mymetics BV are terminated as of June 30, 2023 (the full time Chief Scientific Officer and one full-time technician on June 30, 2023; one full-time technician on May 31, 2023 and one part-time assistant on April 30, 2023).

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

As announced to the extent that none of the remaining strategic alternatives are viable, we are exploring a possible winddown of the Company, and the Board of Directors of the Company continues to evaluate the next steps, in connection with a possible winddown of the Company’s operations. As of the date of this filing, there is no certainty or conclusion on the future of the Company.  However, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms, or at all, to finance its remaining operations or sell the Company. In the event that we are not able to obtain such additional capital, we will be required to further restrict or even cease our operations. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cumulative interest expense of €36,290 has been accrued on all of the Company’s outstanding notes and advances (see detailed table in Note 2 to the financial statements).

RECENT FINANCING ACTIVITIES

During the nine-month period ending September 30, 2023, our principal source of funds has been promissory notes received from our two main investors and the revenue generated through the NIH grant / HIV project.

Management anticipates that our existing capital resources will not be sufficient to fund our cash requirements through the next two months. We have cash presently on hand in conjunction with the collection of receivables, based upon our current levels of expenditure and anticipated needs during this period. For the fourth quarter of 2023, we will need additional funding. We do not know whether additional financing will be available.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (currently the same person to allow timely decisions regarding required disclosure) concluded as of September 30, 2023, that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MYMETICS CORPORATION

Dated: November 20, 2023	By:	/s/ Ronald Kempers
Chief Executive Officer / Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

 .